Form 10-Q
period 2018-03-31
DOVER Corp
filed 2018-04-27
CIK 29905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

The number of shares outstanding of the Registrant’s common stock as of April 20, 2018 was 154,677,787.

Dover Corporation
Form 10-Q

Item 1. Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenue	$1,921,579	$1,813,372
Cost of goods and services	1,212,638	1,152,198
Gross profit	708,941	661,174
Selling, general and administrative expenses	514,149	486,260
Operating earnings	194,792	174,914
Interest expense	35,807	36,409
Interest income	(2,058)	(2,580)
Gain on sale of businesses	—	(90,093)
Other expense (income), net	286	(794)
Earnings before provision for income taxes	160,757	231,972
Provision for income taxes	29,322	59,725
Net earnings	$131,435	$172,247
Net earnings per share:
Basic	$0.85	$1.11
Diluted	$0.84	$1.09
Weighted average shares outstanding:
Basic	154,520	155,540
Diluted	157,090	157,399
Dividends paid per common share	$0.47	$0.44

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net earnings	$131,435	$172,247
Other comprehensive earnings (loss), net of tax
Foreign currency translation adjustments:
Foreign currency translation gains	52,308	39,897
Reclassification of foreign currency translation losses to earnings	—	3,875
Total foreign currency translation adjustments	52,308	43,772
Pension and other post-retirement benefit plans:
Amortization of actuarial losses included in net periodic pension cost	1,939	1,338
Amortization of prior service costs included in net periodic pension cost	743	702
Total pension and other post-retirement benefit plans	2,682	2,040
Changes in fair value of cash flow hedges:
Unrealized net gains arising during period	1,362	78
Net gains reclassified into earnings	(253)	(217)
Total cash flow hedges	1,109	(139)
Other	—	337
Other comprehensive earnings	56,099	46,010
Comprehensive earnings	$187,534	$218,257

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$367,222	$753,964
Receivables, net of allowances of $39,751 and $39,232	1,414,941	1,385,567
Inventories	972,893	878,635
Prepaid and other current assets	196,943	188,954
Total current assets	2,951,999	3,207,120
Property, plant and equipment, net	1,030,645	999,772
Goodwill	4,682,939	4,591,912
Intangible assets, net	1,609,728	1,609,927
Other assets and deferred charges	267,729	248,922
Total assets	$10,543,040	$10,657,653
Liabilities and Stockholders' Equity
Current liabilities:
Notes payable and current maturities of long-term debt	$426,251	$581,102
Accounts payable	997,704	979,446
Accrued compensation and employee benefits	201,436	258,394
Accrued insurance	103,580	101,910
Other accrued expenses	326,662	356,099
Federal and other income taxes	24,955	21,242
Total current liabilities	2,080,588	2,298,193
Long-term debt	3,032,003	2,986,702
Deferred income taxes	438,016	438,841
Noncurrent income tax payable	98,954	108,497
Other liabilities	447,857	442,240
Stockholders' equity:
Total stockholders' equity	4,445,622	4,383,180
Total liabilities and stockholders' equity	$10,543,040	$10,657,653

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Common stock $1 par value	Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive loss	Total stockholders' equity
Balance at December 31, 2017	$256,992	$942,485	$(5,077,039)	$8,455,501	$(194,759)	$4,383,180
Adoption of ASU 2018-02 (1)	—	—	—	12,856	(12,856)	—
Cumulative catch-up adjustment related to Adoption of Topic 606 (1)	—	—	—	175	—	175
Net earnings	—	—	—	131,435	—	131,435
Dividends paid	—	—	—	(72,691)	—	(72,691)
Common stock issued for the exercise of share-based awards	290	(15,229)	—	—	—	(14,939)
Stock-based compensation expense	—	7,314	—	—	—	7,314
Common stock acquired	—	—	(44,977)	—	—	(44,977)
Other comprehensive earnings, net of tax	—	—	—	—	56,099	56,099
Other, net	—	26	—	—	—	26
Balance at March 31, 2018	$257,282	$934,596	$(5,122,016)	$8,527,276	$(151,516)	$4,445,622
 (1) See Note 20 — Recent Accounting Pronouncements and Note 3 — Revenue for additional information.

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Operating Activities:
Net earnings	$131,435	$172,247
Adjustments to reconcile net earnings to cash from operating activities:
Depreciation and amortization	98,023	95,598
Stock-based compensation expense	7,314	12,805
Gain on sale of businesses	—	(90,093)
Cash effect of changes in assets and liabilities:
Accounts receivable, net	(2,609)	(23,207)
Inventories	(73,106)	(75,605)
Prepaid expenses and other assets	(17,332)	(8,189)
Accounts payable	3,254	43,833
Accrued compensation and employee benefits	(67,954)	(42,186)
Accrued expenses and other liabilities	(31,503)	(41,782)
Accrued and deferred taxes, net	(52)	41,572
Other, net	(12,275)	(6,067)
Net cash provided by operating activities	35,195	78,926
Investing Activities:
Additions to property, plant and equipment	(58,361)	(43,114)
Acquisitions, net of cash and cash equivalents acquired	(68,385)	—
Proceeds from sale of property, plant and equipment	2,365	1,273
Proceeds from sale of businesses	2,069	120,397
Other	(13,710)	2,369
Net cash (used in) provided by investing activities	(136,022)	80,925
Financing Activities:
Purchase of common stock	(44,977)	—
Change in commercial paper and notes payable	195,066	(15,900)
Dividends paid to stockholders	(72,691)	(68,516)
Payments to settle employee tax obligations on exercise of share-based awards	(14,943)	(8,877)
Repayment of long-term debt	(350,000)	—
Other	(1,558)	—
Net cash used in financing activities	(289,103)	(93,293)
Effect of exchange rate changes on cash and cash equivalents	3,188	(174)
Net (decrease) increase in cash and cash equivalents	(386,742)	66,384
Cash and cash equivalents at beginning of period	753,964	349,146
Cash and cash equivalents at end of period	$367,222	$415,530

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

1. Basis of Presentation

The accompanying unaudited interim Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim periods and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America ("GAAP") for complete financial statements. These unaudited interim Condensed Consolidated Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes for Dover Corporation ("Dover" or the "Company") for the year ended December 31, 2017, included in the Company's Annual Report on Form 10-K/A filed with the SEC on February 16, 2018. The year end Condensed Consolidated Balance Sheet was derived from audited financial statements. Certain amounts in the prior year have been reclassified to conform to the current year presentation.

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

2. Planned Spin-off of Certain Energy Businesses

On April 18, 2018, Dover announced that its Board of Directors had formally approved the separation of Apergy Corporation (“Apergy”) from Dover through the distribution of all of the common stock of Apergy held by Dover to Dover shareholders. Apergy holds entities conducting the upstream energy businesses within the Dover Energy segment. The distribution is expected to be made at 12:01 a.m. ET on May 9, 2018 to Dover stockholders of record as of 5:00 p.m. ET on April 30, 2018, the record date for the distribution. On the distribution date, Dover stockholders will receive one share of Apergy common stock for every two shares of Dover common stock held as of the record date. Following the spin-off, Apergy will be an independent, publicly traded company that provides highly engineered products that help companies drill for and produce oil and gas efficiently and safely, and Dover will retain no ownership interest in Apergy.
The Company incurred $11,746 of costs associated with the separation during the three months ended March 31, 2018, reported in Selling, general and administrative expenses in the Condensed Consolidated Statement of Earnings. These costs primarily relate to professional fees associated with preparation of regulatory filings and separation activities within finance, legal and information system functions. Upon completion of the spin-off, the historical results of Apergy will be presented as discontinued operations as the spin-off represents a strategic shift in operations with a material impact to the Condensed Consolidated Financial Statements. Following completion of the spin-off, the retained Bearings & Compression and Tulsa Winch Group businesses, which were historically reported within the Energy segment, will become a part of the Fluids and Engineered Systems segments, respectively.

On April 19, 2018, Apergy entered into a purchase agreement pursuant to which Apergy has agreed to issue and sell $300.0 million in aggregate principal amount of its 6.375% senior notes due 2026 in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended. The offering of the notes is expected to close on May 3, 2018, subject to the satisfaction of customary closing conditions. Concurrently with the closing of the offering, the gross proceeds will be deposited into an escrow account.  The escrowed funds will be released to Apergy upon the satisfaction of certain conditions, including the consummation of its spin-off from Dover. Following the release of the proceeds from escrow, Apergy intends to use the net proceeds from the offering, together with borrowings under a new $415.0 million senior secured term loan facility that Apergy expects to enter into in connection with its spin-off from Dover, to fund a one-time cash payment of approximately $700 million to Dover and to pay fees and expenses incurred in connection with the financing transactions. Dover anticipates returning the proceeds to shareholders as the primary source of funding for $1 billion of share repurchases started in December 2017.

3. Revenue

Revenue from contracts with customers
Effective January 1, 2018, the Company adopted Accounting Standard Codification ("ASC") Topic 606, Revenue from Contracts with Customers ("Topic 606” or “ASC 606”), using the modified retrospective method applied to those contracts which were not

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

completed as of January 1, 2018. Accordingly, all periods prior to January 1, 2018 are presented in accordance with ASC Topic 605, Revenue Recognition ("Topic 605” or “ASC 605”).
Under Topic 606, a contract with a customer is an agreement which both parties have approved, that creates enforceable rights and obligations, has commercial substance and where payment terms are identified and collectability is probable. Once the Company has entered a contract, it is evaluated to identify performance obligations. For each performance obligation, revenue is recognized as control of promised goods or services transfers to the customer in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services. The amount of revenue recognized takes into account variable consideration, such as discounts and volume rebates.
A majority of the Company’s revenue is short cycle in nature with shipments within one year from order. A small portion of the Company’s revenue derives from contracts extending over one year. The Company's payment terms generally range between 30 to 90 days and vary by the location of businesses, the type of products manufactured to be sold and the volume of products sold, among other factors.
Disaggregation of Revenue
Revenue from contracts with customers is disaggregated by end markets, segments and geographic location, as it best depicts the nature and amount of the Company’s revenue.
The following table presents revenue disaggregated by end market and segment:

Three Months Ended March 31,
2018
Printing & Identification	$282,521
Industrials	364,263
Total Engineered Systems segment	646,784
Fueling & Transport	319,228
Pumps	169,326
Hygenic & Pharma	64,741
Total Fluids segment	553,295
Refrigeration	278,655
Food Equipment	59,580
Total Refrigeration & Food Equipment segment	338,235
Drilling & Production	266,875
Bearings & Compression	74,851
Automation	41,928
Total Energy segment	383,654
Intra-segment eliminations	(389)
Total Consolidated Revenue	$1,921,579

The following table presents revenue disaggregated by geography based on the location of the Company's customer:

Three Months Ended March 31,
2018
United States	$1,074,241
Europe	396,200
Asia	200,673
Other Americas	163,414
Other	87,051
Total	$1,921,579

The majority of revenue from our Engineered Systems, Fluids and Refrigeration and Food Equipment segments is generated from sales to customers within the United States and Europe.  The majority of revenue from our Energy segment is generated from sales

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

to customers within the United States. Each segment also generates revenue across the other geographies, with no significant concentration of any segment’s remaining revenue.

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service, or a bundle of goods or services, to the customer, and is the unit of accounting under ASC Topic 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. A majority of the Company’s contracts have a single performance obligation which represents, in most cases, the equipment or product being sold to the customer. Some contracts include multiple performance obligations such as a product and the related installation, extended warranty and/or maintenance services. These contracts require judgment in determining the number of performance obligations.

The Company has elected to use the practical expedient to not adjust the promised amount of consideration for the effects of a significant financing component if it is expected, at contract inception, that the period between when Dover transfers a promised good or service to a customer, and when the customer pays for that good or service, will be one year or less. Thus, the Company may not consider an advance payment to be a significant financing component, if it is received less than one year before product completion.

The majority of the Company’s contracts offer assurance-type warranties in connection with the sale of a product to a customer. Assurance-type warranties provide a customer with assurance that the related product will function as the parties intended because it complies with agreed-upon specifications. Such warranties do not represent a separate performance obligation.

The Company may also offer service-type warranties that provide services to the customer, in addition to the assurance that the product complies with agreed-upon specifications. If a warranty is determined to be a service-type warranty, it represents a distinct service and is treated as a separate performance obligation.

For contracts with multiple performance obligations, the Company allocates the total transaction price to each performance obligation in an amount based on the estimated relative standalone selling prices of the promised goods or services underlying each performance obligation. The Company uses an observable price to determine the stand-alone selling price for separate performance obligations or a cost plus margin approach when one is not available.

Over 95% of the Company’s performance obligations are recognized at a point in time that relate to the manufacture and sale of a broad range of products and components. Revenue is recognized when control transfers to the customer upon shipment or completion of installation, testing, certification, or other substantive acceptance provisions required under the contract. Less than 5% of the Company’s revenue is recognized over time and relates to the sale of engineered to order equipment or services.

For revenue recognized over time, there are two types of methods for measuring progress and both are relevant to the Company: (1) input methods and (2) output methods. Although this may vary by business, input methods generally are based on costs incurred relative to estimated total costs. Output methods generally are based on a measurement of progress, such as milestone achievement. The businesses use the method and measure of progress that best depicts the transfer of control to the customer of the goods or services to date relative to the remaining goods or services promised under the contract.

Transaction Price Allocated to the Remaining Performance Obligations

At March 31, 2018, we estimated that $52.0 million in revenue is expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. We expect to recognize approximately 59% of our unsatisfied (or partially unsatisfied) performance obligations as revenue in 2019, with the remaining balance to be recognized in 2020 and thereafter.

Remaining consideration, including variable consideration, from contracts with customers is included in the amounts presented above and primarily consists of extended warranties on products and multi-year maintenance agreements, which are typically recognized as the performance obligation is satisfied.

The Company applied the standard's practical expedient that permits the omission of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which the Company recognizes revenue at the amount to which the Company has the right to invoice for services performed.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

Contract Balances

The following table provides information about contract assets and contract liabilities from contracts with customers:

	March 31, 2018	At Adoption
Contract assets	$3,760	$4,787
Contract liabilities - current	53,100	52,755
Contract liabilities - non-current	9,625	9,916

Contract assets primarily relate to the Company's right to consideration for work completed but not billed at the reporting date and are recorded in Prepaid and other current assets in the Condensed Consolidated Balance Sheet. Contract assets are transferred to receivables when the right to consideration becomes unconditional. Contract liabilities relate to advance consideration received from customers for which revenue has not been recognized. Current contract liabilities are recorded in Other accrued expenses and non-current contract liabilities are recorded in Other liabilities in the Condensed Consolidated Balance Sheet. Contract liabilities are reduced when the associated revenue from the contract is recognized.

Significant changes in contract assets and liabilities balances during the period are as follows:

Contract Assets
Opening balance at January 1, 2018	$4,787
Cumulative catch-up adjustment upon transition	701
Changes in the estimate of the stage of completion	1,989
Transferred to receivables from contract assets recognized at the beginning of the period	(3,717)
Closing balance at March 31, 2018	$3,760

Contract Liabilities
Opening balance at January 1, 2018	$62,671
Cumulative catch-up adjustment upon transition	—
Revenue recognized that was included in the contract liability balance at the beginning of the period	(17,670)
Increases due to cash received, excluding amounts recognized as revenue during the period	16,385
Other	1,339
Closing balance at March 31, 2018	$62,725

Contract Costs

Costs incurred to obtain a customer contract are not material to the Company. The Company elected to apply the practical expedient to not capitalize contract costs to obtain contracts with a duration of one year or less, which are expensed and included within Cost of goods and services in the Condensed Consolidated Statements of Earnings.

Critical Accounting Estimates

Estimates are used to determine the amount of variable consideration in contracts, the standalone selling price among separate performance obligations and the measure of progress for contracts where revenue is recognized over time. The Company reviews and updates these estimates regularly.

Some contracts with customers include variable consideration primarily related to volume rebates. The Company estimates variable consideration at the most likely amount to determine the total consideration which the Company expects to be entitled. Estimated amounts are included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. The Company’s estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

Changes in Accounting Policies

The Company adopted Topic 606, effective January 1, 2018, using the modified retrospective method, applying Topic 606 to contracts that are not complete as of the date of initial application. Under the modified retrospective method, the cumulative effect of applying the standard has been recognized at the date of initial application, January 1, 2018. The comparative information has not been adjusted and continues to be reported under Topic 605. The Company's accounting policy has been updated to align with Topic 606, and no significant changes to revenue recognition have occurred as a result of the change.

Shipping and handling charges are not considered a separate performance obligation. If revenue is recognized for the related good before the shipping and handling activities occur, the related costs of those shipping and handling activities must be accrued.
Additionally, all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected from a customer (e.g., sales, use, value added, and some excise taxes) are excluded from revenue. The Company's policy elections related to shipping and handling and taxes have not changed with the adoption of Topic 606.

Under Topic 605, revenue was generally recognized when all of the following criteria were met: a) persuasive evidence of an arrangement exists, b) price is fixed or determinable, c) collectability is reasonably assured and d) delivery has occurred or services have been rendered. The majority of the Company's revenue is generated through the manufacture and sale of a broad range of specialized products and components and revenue was recognized upon transfer of title and risk of loss, which was generally upon shipment. In limited cases, the Company's revenue arrangements with customers required delivery, installation, testing, certification, or other acceptance provisions to be satisfied before revenue was recognized. The Company included shipping costs billed to customers in Revenue and the related shipping costs in Cost of goods and services.

Impact on Financial Statements

The adoption of Topic 606 impacted certain contracts for highly customized customer products that have no alternative use and in which the contract specifies the Company has a right to payment for its costs, plus a reasonable margin. For these contracts, the Company now recognizes revenue over time based on the method and measure of progress that best depicts the transfer of control to the customer of the goods or services to date relative to the remaining goods or services promised under the contract.

The Company recorded a cumulative catch-up adjustment to retained earnings at January 1, 2018 for $0.2 million, related to the impact of adopting Topic 606 under the modified retrospective method.

The impact of adopting Topic 606 was not material to the Company’s consolidated financial statements as of and for the three months ended March 31, 2018.

4. Acquisitions

2018 Acquisitions

During the first quarter, the Company acquired two businesses in separate transactions for total consideration of $68,385, net of cash acquired. These businesses were acquired to complement and expand upon existing operations within the Fluids and Refrigeration & Food Equipment segments. The goodwill recorded as a result of these acquisitions reflects the benefits expected to be derived from product line expansions and operational synergies. The goodwill is non-deductible for U.S. federal income tax purposes for these acquisitions.

On January 2, 2018, the Company acquired 100% of the voting stock of Ettlinger Group ("Ettlinger"), within the Fluids segment for $53,046, net of cash acquired. In connection with this acquisition, the Company recorded goodwill of $36,505 and intangible assets of $20,084, primarily related to customer intangibles. The intangible assets are being amortized over 8 to 15 years.

On January 12, 2018, the Company acquired 100% of the voting stock of Rosario Handel B.V. ("Rosario"), within the Refrigeration & Food Equipment segment for total consideration of $15,339, net of cash acquired. In connection with this acquisition, the Company recorded goodwill of $10,402 and a customer intangible asset of $4,149. The customer intangible asset is being amortized over 10 years.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

2017 Acquisitions

There were no acquisitions during the three months ended March 31, 2017.

Pro Forma Information

The following unaudited pro forma information illustrates the impact of 2018 and 2017 acquisitions on the Company’s revenue and earnings from operations for the three months ended March 31, 2018 and 2017, respectively. In the year 2017, the Company acquired three businesses in separate transactions for total net consideration of $43,142.

The unaudited pro forma information assumes that the 2018 and 2017 acquisitions had taken place at the beginning of the prior year, 2017 and 2016, respectively. Unaudited pro forma earnings are adjusted to reflect the comparable impact of additional depreciation and amortization expense, net of tax, resulting from the fair value measurement of intangible and tangible assets relating to the year of acquisition.

The unaudited pro forma effects for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,
	2018	2017
Revenue:
As reported	$1,921,579	$1,813,372
Pro forma	1,921,895	1,825,997
Earnings:
As reported	$131,435	$172,247
Pro forma	133,406	171,085
Basic earnings per share:
As reported	$0.85	$1.11
Pro forma	0.86	1.10
Diluted earnings per share:
As reported	$0.84	$1.09
Pro forma	0.85	1.09

5. Disposed Operations

2018

There were no dispositions during the three months ended March 31, 2018.

2017

On February 14, 2017, the Company completed the sale of Performance Motorsports International ("PMI"), a wholly owned subsidiary of the Company that manufactures pistons and other engine related components serving the motorsports and powersports markets. Total consideration for the transaction was $147,313, including cash proceeds of $118,706. We recognized a pre-tax gain on sale of $88,402 for the three months ended March 31, 2017 within Gain on sale of businesses in the Condensed Consolidated Statements of Earnings and recorded a 25% equity method investment at fair value of $18,607 as well as a subordinated note receivable of $10,000.

During the three months ended March 31, 2017, the Company recorded a working capital adjustment for the sale of Tipper Tie in the fourth quarter of 2016 for $1,691. This adjustment is included within Gain on sale of businesses in the Condensed Consolidated Statements of Earnings.

These disposals did not represent strategic shifts in operations and, therefore, did not qualify for presentation as a discontinued operation.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

6. Inventories

	March 31, 2018	December 31, 2017
Raw materials	$456,192	$445,417
Work in progress	191,150	139,175
Finished goods	459,493	418,818
Subtotal	1,106,835	1,003,410
Less reserves	(133,942)	(124,775)
Total	$972,893	$878,635

7. Property, Plant and Equipment, net

	March 31, 2018	December 31, 2017
Land	$69,634	$68,476
Buildings and improvements	626,014	616,282
Machinery, equipment and other	1,988,892	1,919,113
Property, plant and equipment, gross	2,684,540	2,603,871
Total accumulated depreciation	(1,653,895)	(1,604,099)
Property, plant and equipment, net	$1,030,645	$999,772

Depreciation expense totaled $49,133 and $44,718 for the three months ended March 31, 2018 and 2017, respectively.

8. Goodwill and Other Intangible Assets

The changes in the carrying value of goodwill by reportable operating segments were as follows:

	Engineered Systems	Fluids	Refrigeration & Food Equipment	Energy	Total
Balance at December 31, 2017	$1,585,397	$1,414,459	$536,699	$1,055,357	$4,591,912
Acquisitions	—	36,505	10,402	—	46,907
Purchase price adjustments	44	—	—	(53)	(9)
Foreign currency translation	20,826	23,649	415	(761)	44,129
Balance at March 31, 2018	$1,606,267	$1,474,613	$547,516	$1,054,543	$4,682,939

During the three months ended March 31, 2018, the Company recorded additions of $46,907 to goodwill as a result of the acquisitions discussed in Note 4 — Acquisitions.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

The Company’s definite-lived and indefinite-lived intangible assets by major asset class were as follows:

	March 31, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Customer intangibles	$2,017,567	$877,085	$1,140,482	$1,977,776	$836,102	$1,141,674
Trademarks	257,469	81,308	176,161	253,934	76,344	177,590
Patents	161,385	133,431	27,954	160,237	130,771	29,466
Unpatented technologies	170,029	85,734	84,295	162,613	80,984	81,629
Distributor relationships	88,610	34,259	54,351	85,794	32,092	53,702
Drawings & manuals	37,026	24,436	12,590	35,806	22,876	12,930
Other	35,498	22,068	13,430	34,106	21,570	12,536
Total	2,767,584	1,258,321	1,509,263	2,710,266	1,200,739	1,509,527
Unamortized intangible assets:
Trademarks	100,465	—	100,465	100,400	—	100,400
Total intangible assets, net	$2,868,049	$1,258,321	$1,609,728	$2,810,666	$1,200,739	$1,609,927

Amortization expense was $48,890 and $50,880, including acquisition-related intangible amortization of $48,510 and $50,539 for the three months ended March 31, 2018 and 2017, respectively.

9. Restructuring Activities

The Company's restructuring charges by segment were as follows:

	Three Months Ended March 31,
	2018	2017
Engineered Systems	$1,479	$1,064
Fluids	1,799	3,251
Refrigeration & Food Equipment	(87)	1,513
Energy	763	185
Corporate	749	—
Total	$4,703	$6,013
These amounts are classified in the Condensed Consolidated Statements of Earnings as follows:
Cost of goods and services	$2,343	$4,071
Selling, general and administrative expenses	2,360	1,942
Total	$4,703	$6,013

The restructuring expenses of $4,703 and $6,013 incurred during the three months ended March 31, 2018 and 2017, respectively, were related to restructuring programs initiated during 2018 and 2017. The 2018 restructuring expense includes $3,049 related to rightsizing restructuring programs, largely initiated in the fourth quarter of 2017 and designed to better align the Company's cost structure in preparation for the Apergy separation. The Company also executed restructuring programs to better align the Company's costs and operations with current market conditions through targeted facility consolidations, headcount reductions and other measures to further optimize operations. The Company expects the programs currently underway to be substantially completed in the next 12 months.

The $4,703 of restructuring charges incurred during the first quarter of 2018 primarily included the following items:

•
The Engineered Systems segment recorded $1,479 of restructuring charges related to programs across the segment focused on headcount reductions and various site and product line moves and exits to reduce ongoing operating expenses.

•
The Fluids segment recorded $1,799 of restructuring charges as a result of programs and projects across the segment, principally related to headcount reductions and facility consolidations, focused on achieving acquisition integration benefits.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

•	The Energy segment recorded $763 of restructuring charges related to various programs across the segment focused on facility consolidations, product line exits and workforce reductions.

•	Corporate recorded $749 of restructuring charges primarily related to headcount reductions.

The Company’s severance and exit accrual activities were as follows:

	Severance	Exit		Total
Balance at December 31, 2017	$24,955	$8,868		$33,823
Restructuring charges	3,629	1,074		4,703
Payments	(12,439)	(2,949)		(15,388)
Other, including foreign currency translation	(174)	(372)	(1)	(546)
Balance at March 31, 2018	$15,971	$6,621		$22,592

(1)	Other activity in exit reserves primarily represents the non-cash write-off of certain long-lived assets and inventory in connection with certain facility closures and product exits.

10. Borrowings

Borrowings consisted of the following:

	March 31, 2018	December 31, 2017
Short-term
Current portion of long-term debt and short-term borrowings	$851	$350,402
Commercial paper	425,400	230,700
Notes payable and current maturities of long-term debt	$426,251	$581,102

		Carrying amount (1)
	Principal	March 31, 2018	December 31, 2017
Long-term
5.45% 10-year notes due March 15, 2018	$350,000	$—	$349,918
2.125% 7-year notes due December 1, 2020 (euro-denominated)	€300,000	369,270	354,349
4.30% 10-year notes due March 1, 2021	$450,000	448,923	448,831
3.150% 10-year notes due November 15, 2025	$400,000	394,863	394,695
1.25% 10-year notes due November 9, 2026 (euro-denominated)	€600,000	730,722	701,058
6.65% 30-year debentures due June 1, 2028	$200,000	198,979	198,954
5.375% 30-year debentures due October 15, 2035	$300,000	295,623	295,561
6.60% 30-year notes due March 15, 2038	$250,000	247,741	247,713
5.375% 30-year notes due March 1, 2041	$350,000	343,670	343,600
Other		2,307	2,034
Total long-term debt		3,032,098	3,336,713
Less long-term debt current portion		(95)	(350,011)
Net long-term debt		$3,032,003	$2,986,702
(1) Carrying amount is net of unamortized debt discount and deferred debt issuance costs. Total unamortized debt discounts were
$17.5 million and $17.6 million as of March 31, 2018 and December 31, 2017, respectively. Total deferred debt issuance costs were $14.4 million and $14.9 million as of March 31, 2018 and December 31, 2017, respectively.

On March 15, 2018, the outstanding 5.45% notes with a principal value of $350.0 million matured. The repayment of debt was funded by the Company's commercial paper program and through a reduction of existing cash balances.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

The Company maintains a $1.0 billion five-year unsecured revolving credit facility (the "Credit Agreement") with a syndicate of banks which expires on November 10, 2020. The Company was in compliance with all covenants in the Credit Agreement and other long-term debt covenants at March 31, 2018 and had a coverage ratio of 10.9 to 1.0. The Company uses the Credit Agreement as liquidity back-up for its commercial paper program and has not drawn down any loans under the facility and does not anticipate doing so. The Company generally uses commercial paper borrowings for general corporate purposes, funding of acquisitions and repurchases of its common stock.

As of March 31, 2018, the Company had approximately $140.4 million outstanding in letters of credit and performance and other guarantees which expire on various dates in 2018 through 2039. These letters of credit are primarily maintained as security for insurance, warranty and other performance obligations. In general, we would only be liable for the amount of these guarantees in the event of default in the performance of our obligations, the probability of which we believe is remote.

11. Financial Instruments

Derivatives

The Company is exposed to market risk for changes in foreign currency exchange rates due to the global nature of its operations and certain commodity risks. In order to manage these risks, the Company has hedged portions of its forecasted sales and purchases to occur within the next twelve months that are denominated in non-functional currencies, with currency forward contracts designated as cash flow hedges. At March 31, 2018 and December 31, 2017, the Company had contracts with U.S. dollar equivalent notional amounts of $228,603 and $115,580, respectively, to exchange foreign currencies, principally the Pound Sterling, Chinese Yuan, Swedish Krona, Swiss Franc, Canadian Dollar and Euro. The Company believes it is probable that all forecasted cash flow transactions will occur.

In addition, the Company had outstanding contracts with a total notional amount of $90,901 and $59,952 as of March 31, 2018 and December 31, 2017, respectively, that are not designated as hedging instruments. These instruments are used to reduce the Company's exposure for operating receivables and payables that are denominated in non-functional currencies. Gains and losses on these contracts are recorded in Other expense (income), net in the Condensed Consolidated Statements of Earnings.

The following table sets forth the fair values of derivative instruments held by the Company as of March 31, 2018 and December 31, 2017 and the balance sheet lines in which they are recorded:

	Fair Value Asset (Liability)
	March 31, 2018	December 31, 2017	Balance Sheet Caption
Foreign currency forward	$1,666	$358	Prepaid / Other current assets
Foreign currency forward	(2,504)	(2,243)	Other accrued expenses

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

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

Amounts recognized in Other comprehensive earnings (loss) for the gains (losses) on net investment hedges were as follows:

	Three Months Ended March 31,
	2018	2017
Loss on euro-denominated debt	$(44,109)	$(30,521)
Tax benefit	9,263	10,682
Net loss on net investment hedges, net of tax	$(34,846)	$(19,839)

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

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
	Level 2	Level 2
Assets:
Foreign currency cash flow hedges	$1,666	$358
Liabilities:
Foreign currency cash flow hedges	2,504	2,243

In addition to fair value disclosure requirements related to financial instruments carried at fair value, accounting standards require interim disclosures regarding the fair value of all of the Company’s financial instruments.

The estimated fair value of long-term debt, net at March 31, 2018 and December 31, 2017, was $3,307,695 and $3,324,776, respectively, compared to the carrying value of $3,032,003 and $2,986,702, respectively. The estimated fair value of long-term debt is based on quoted market prices for similar instruments and is, therefore, classified as Level 2 within the fair value hierarchy.

The carrying values of cash and cash equivalents, trade receivables, accounts payable and notes payable are reasonable estimates of their fair values as of March 31, 2018, and December 31, 2017 due to the short-term nature of these instruments.

12. Income Taxes

The effective tax rates for the three months ended March 31, 2018 and 2017 were 18.2% and 25.7%, respectively. The decrease in the effective tax rate for the three months ended March 31, 2018 relative to the prior comparable period was principally due to the decrease in the U.S. statutory tax rate from 35% to 21% and other U.S. tax law changes.

The discrete items for the three months ended March 31, 2018 primarily resulted from the net tax benefit from stock exercises, audit settlements, and adjustments to the provisional amount recorded related to U.S. tax reform under Staff Accounting Bulletin No. 118 (“SAB 118”). On December 22, 2017, the SEC staff issued SAB 118 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the U.S. bill commonly referred to as the Tax Cuts and Jobs Act

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

(“Tax Reform Act”). In accordance with the SAB 118 guidance, the Company recognized the provisional tax impacts related to deemed repatriated earnings and the benefit for the revaluation of deferred tax assets and liabilities in its consolidated financial statements for the year ended December 31, 2017. For the three months ended March 31, 2018, the Company has recorded a $1.3 million tax benefit, which resulted in a 0.1% decrease in the effective tax rate, as an adjustment to the provisional estimates primarily driven by the issuance of additional regulatory guidance and changes in interpretations and assumptions the Company has made as a result of the Tax Reform Act. In accordance with SAB 118, any additional adjustment to the financial reporting impact of the Tax Reform Act will be completed by the fourth quarter of 2018.

The discrete items for the three months ended March 31, 2017 principally resulted from the gain on the sale of PMI.

Dover and its subsidiaries file tax returns in the U.S., including various state and local returns and in other foreign jurisdictions.  We believe adequate provision has been made for all income tax uncertainties. The Company is routinely audited by taxing authorities in its filing jurisdictions, and a number of these audits are currently underway. The Company believes that within the next twelve months uncertain tax positions may be resolved and statutes of limitations will expire, which could result in a decrease in the gross amount of unrecognized tax benefits of approximately zero to $15.1 million.

13. Equity Incentive Program

The Company typically grants equity awards annually at its regularly scheduled first quarter meeting of the Compensation Committee of the Board of Directors. During the first quarter of 2018, the Company issued stock-settled appreciation rights ("SARs") covering 546,021 shares, performance share awards of 27,015 and restricted stock units ("RSUs") of 102,623.

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

The assumptions used in determining the fair value of the SARs awarded during the respective periods were as follows:

	SARs
	2018	2017
Risk-free interest rate	2.58%	1.80%
Dividend yield	1.99%	2.27%
Expected life (years)	5.6	4.6
Volatility	20.95%	21.90%

Grant price	$97.35	$79.28
Fair value per share at date of grant	$18.28	$12.63

The performance share awards granted in 2018 and 2017 are considered performance condition awards as attainment is based on Dover's performance relative to established internal metrics. The fair value of these awards was determined using Dover's closing stock price on the date of grant. The expected attainment of the internal metrics for these awards is analyzed each reporting period, and the related expense is adjusted based on expected attainment, if that attainment differs from previous estimates. The cumulative effect on current and prior periods of a change in attainment is recognized in Selling, general and administrative expenses in the Condensed Consolidated Statements of Earnings in the period of change.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

The fair value and average attainment used in determining stock-based compensation cost for the performance shares issued in 2018 and 2017 is as follows for the three months ended March 31, 2018:

	Performance shares
	2018	2017
Fair value per share at date of grant	$97.35	$79.28
Average attainment rate reflected in expense	183.67%	199.32%

The Company also has granted RSUs, and the fair value of these awards was determined using Dover's closing stock price on the date of grant.

Stock-based compensation is reported within Selling, general and administrative expenses in the Condensed Consolidated Statements of Earnings. The following table summarizes the Company’s compensation expense relating to all stock-based incentive plans:

	Three Months Ended March 31,
	2018	2017
Pre-tax stock-based compensation expense	$7,314	$12,805
Tax benefit	(1,623)	(4,554)
Total stock-based compensation expense, net of tax	$5,691	$8,251

14. Commitments and Contingent Liabilities

Litigation

A few of the Company’s subsidiaries are involved in legal proceedings relating to the cleanup of waste disposal sites identified under federal and state statutes that provide for the allocation of such costs among "potentially responsible parties." In each instance, the extent of the Company’s liability appears to be very small in relation to the total projected expenditures and the number of other "potentially responsible parties" involved and is anticipated to be immaterial to the Company. In addition, a few of the Company’s subsidiaries are involved in ongoing remedial activities at certain current and former plant sites, in cooperation with regulatory agencies, and appropriate reserves have been established. At March 31, 2018 and December 31, 2017, the Company has reserves totaling $35,031 and $35,353, respectively, for environmental and other matters, including private party claims for exposure to hazardous substances that are probable and estimable.

The Company and certain of its subsidiaries are also parties to a number of other legal proceedings incidental to their businesses. These proceedings primarily involve claims by private parties alleging injury arising out of use of the Company’s products, patent infringement, employment matters, and commercial disputes. Management and legal counsel, at least quarterly, review the probable outcome of such proceedings, the costs and expenses reasonably expected to be incurred and currently accrued to-date, and the availability and extent of insurance coverage. The Company has reserves for legal matters that are probable and estimable and not otherwise covered by insurance, and at March 31, 2018 and December 31, 2017, these reserves were not significant. While it is not possible at this time to predict the outcome of these legal actions, in the opinion of management, based on the aforementioned reviews, the Company is not currently involved in any legal proceedings which, individually or in the aggregate, could have a material effect on its financial position, results of operations, or cash flows.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

Warranty Accruals

Estimated warranty program claims are provided for at the time of sale of the Company's products. Amounts provided for are based on historical costs and adjusted for new claims and are included within Other accrued expenses and Other liabilities in the Condensed Consolidated Balance Sheet. The changes in the carrying amount of product warranties through March 31, 2018 and 2017, were as follows:

	2018	2017
Beginning Balance, December 31 of the Prior Year	$62,472	$84,997
Provision for warranties	12,881	18,202
Settlements made	(15,614)	(17,633)
Other adjustments, including acquisitions and currency translation	860	805
Ending Balance, March 31	$60,599	$86,371

15. Employee Benefit Plans

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

Upon separation from Dover, Apergy participants in the Dover U.S. pension plan (other than Norris USW participants) will fully vest in their benefits and cease accruing benefits. Dover will retain the obligation and participants will be able to elect lump-sum payments from plan assets post-separation. Such payments could result in a non-cash settlement charge to the Company's fourth quarter 2018 earnings when lump sum payments are expected to be paid out; the amount of which is not currently determinable. Assets and obligations related to the Norris USW participants will be moved to a new plan sponsored by Apergy.

The following tables set forth the components of the Company’s net periodic expense relating to retirement benefit plans:

Qualified Defined Benefits

	Three Months Ended March 31,
	U.S. Plan		Non-U.S. Plans
	2018	2017	2018	2017
Service cost	$2,984	$3,021	$1,577	$1,317
Interest cost	5,102	5,429	1,378	1,264
Expected return on plan assets	(10,211)	(9,953)	(2,091)	(1,804)
Amortization:
Prior service cost (credit)	87	107	(115)	(110)
Recognized actuarial loss	1,931	1,396	803	841
Transition obligation	—	—	1	1
Net periodic (income)/expense	$(107)	$—	$1,553	$1,509

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

Non-Qualified Supplemental Benefits

	Three Months Ended March 31,
	2018	2017
Service cost	$695	$618
Interest cost	893	1,019
Amortization:
Prior service cost	963	1,102
Recognized actuarial gain	(255)	(298)
Net periodic expense	$2,296	$2,441

Post-Retirement Benefit Plans

The Company also maintains post-retirement benefit plans, although these plans are closed to new entrants. The supplemental and post-retirement benefit plans are supported by the general assets of the Company. The following table sets forth the components of the Company’s net periodic expense relating to its post-retirement benefit plans:

	Three Months Ended March 31,
	2018	2017
Service cost	$8	$8
Interest cost	73	73
Amortization:
Prior service cost	3	2
Recognized actuarial gain	(8)	(40)
Net periodic expense	$76	$43

The total amount amortized out of accumulated other comprehensive earnings into net periodic pension and post-retirement expense totaled $3,410 and $3,001 for the three months ended March 31, 2018 and 2017, respectively.

On January 1, 2018, the Company adopted Accounting Standards Update ("ASU") 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The service cost component is recognized within Selling, general and administrative expenses and Cost of goods and services, depending on the functional area of the underlying employees included in the plans, and the non-operating components of pension costs are included within Other expense (income), net in the Condensed Consolidated Statements of Earnings. See Note 20 — Recent Accounting Pronouncements for additional information.

Defined Contribution Retirement Plans

The Company also offers defined contribution retirement plans which cover the majority of its U.S. employees, as well as employees in certain other countries. The Company’s expense relating to defined contribution plans was $12,710 and $11,358 for the three months ended March 31, 2018 and 2017, respectively.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

16. Other Comprehensive Earnings

The amounts recognized in other comprehensive earnings (loss) were as follows:

	Three Months Ended			Three Months Ended
	March 31, 2018			March 31, 2017
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$43,045	$9,263	$52,308	$33,090	$10,682	$43,772
Pension and other post-retirement benefit plans	3,410	(728)	2,682	3,001	(961)	2,040
Changes in fair value of cash flow hedges	1,404	(295)	1,109	(213)	74	(139)
Other	—	—	—	383	(46)	337
Total other comprehensive earnings	$47,859	$8,240	$56,099	$36,261	$9,749	$46,010
Total comprehensive earnings were as follows:

	Three Months Ended March 31,
	2018	2017
Net earnings	$131,435	$172,247
Other comprehensive earnings	56,099	46,010
Comprehensive earnings	$187,534	$218,257

Amounts reclassified from accumulated other comprehensive (loss) to earnings during the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,
	2018	2017
Foreign currency translation:
Reclassification of foreign currency translation losses to earnings from sale of subsidiary	$—	$3,875
Tax benefit	—	—
Net of tax	$—	$3,875
Pension and other postretirement benefit plans:
Amortization of actuarial losses	$2,471	$1,899
Amortization of prior service costs	939	1,102
Total before tax	3,410	3,001
Tax benefit	(728)	(961)
Net of tax	$2,682	$2,040
Cash flow hedges:
Net gains reclassified into earnings	$(320)	$(334)
Tax expense	67	117
Net of tax	$(253)	$(217)

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

17. Segment Information

The Company categorizes its operating companies into four distinct reportable segments. Segment financial information and a reconciliation of segment results to consolidated results is as follows:

	Three Months Ended March 31,
	2018	2017
Revenue:
Engineered Systems	$646,784	$607,635
Fluids	553,295	525,195
Refrigeration & Food Equipment	338,235	356,834
Energy	383,654	324,088
Intra-segment eliminations	(389)	(380)
Total consolidated revenue	$1,921,579	$1,813,372
Earnings:
Segment earnings: (1)
Engineered Systems	$97,864	$174,398
Fluids	54,511	52,639
Refrigeration & Food Equipment	29,182	33,562
Energy	54,554	41,691
Total segment earnings	236,111	302,290
Corporate expense / other (2)	41,605	36,489
Interest expense	35,807	36,409
Interest income	(2,058)	(2,580)
Earnings before provision for income taxes	160,757	231,972
Provision for income taxes	29,322	59,725
Net earnings	$131,435	$172,247

(1)	Segment earnings includes non-operating income and expense directly attributable to the segments. Non-operating income and expense includes gain on sale of businesses and other expense (income), net.

(2)
Certain expenses are maintained at the corporate level and not allocated to the segments. These expenses include executive and functional compensation costs, non-service pension costs, non-operating insurance expenses, shared business services costs and various administrative expenses relating to the corporate headquarters. For the three months ended March 31, 2018, one-time transaction costs associated with the Apergy spin-off were $11.7 million.

18. Share Repurchases

During the three months ended March 31, 2018, the Company repurchased 440,608 shares of common stock under the January 2015 authorization at a total cost of $44,977, or $102.08 per share. There were 5,271,168 shares available for repurchase under this authorization, which expired on January 9, 2018. There were no repurchases during the three months ended March 31, 2017, under the January 2015 authorization.

In February 2018, the Company's Board of Directors approved a new standing share repurchase authorization, whereby the Company may repurchase up to 20 million shares of its common stock through December 31, 2020. This share repurchase authorization replaced the January 2015 share repurchase authorization. There were no repurchases under the February 2018 authorization during the three months ended March 31, 2018.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

19. Earnings per Share

The following table sets forth a reconciliation of the information used in computing basic and diluted earnings per share:

	Three Months Ended March 31,
	2018	2017
Net earnings	$131,435	$172,247
Basic earnings per common share:
Net earnings	$0.85	$1.11
Weighted average shares outstanding	154,520,000	155,540,000
Diluted earnings per common share:
Net earnings	$0.84	$1.09
Weighted average shares outstanding	157,090,000	157,399,000

The following table is a reconciliation of the share amounts used in computing earnings per share:

	Three Months Ended March 31,
	2018	2017
Weighted average shares outstanding - Basic	154,520,000	155,540,000
Dilutive effect of assumed exercise of SARs and vesting of performance shares and RSUs	2,570,000	1,859,000
Weighted average shares outstanding - Diluted	157,090,000	157,399,000

Diluted earnings per share amounts are computed using the weighted average number of common shares outstanding and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of SARs and vesting of performance shares and RSUs, as determined using the treasury stock method.

The weighted average number of anti-dilutive potential common shares excluded from the calculation above were approximately 13,000 for the three months ended March 31, 2018. There were no anti-dilutive shares for the three months ended March 31, 2017.

20. Recent Accounting Pronouncements

Recently Issued Accounting Standards

The following standards, issued by the Financial Accounting Standards Board ("FASB"), will, or are expected to, result in a change in practice and/or have a financial impact to the Company’s Consolidated Financial Statements:

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This ASU provides new guidance about income statement classification and eliminates the requirement to separately measure and report hedge ineffectiveness. The entire change in fair value for qualifying hedge instruments included in the effectiveness will be recorded in Other Comprehensive Income ("OCI") and amounts deferred in OCI will be reclassified to earnings in the same income statement line item in which the earnings effect of the hedged item is reported. The guidance is effective for interim and annual periods for the Company on January 1, 2019, with early adoption permitted. The Company does not expect the adoption of this ASU to have a material impact on its Consolidated Financial Statements.

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

During the second half of 2017, the Company developed a project plan to guide the implementation of ASU 2016-02. The Company made progress on this plan including surveying the Company’s businesses, assessing the Company’s portfolio of leases and compiling a central repository of active leases. The Company has evaluated key policy elections and considerations under the standard and is the process of developing internal policies to address the new standard requirements. The Company has also selected

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

a lease accounting software solution to support the new reporting requirements and made progress on its configuration and the initial design of the future lease process. Lease data elements, required for lease accounting, are in the process of being extracted for loading into the software solution. While the Company has not yet completed its evaluation of the impact the new lease accounting guidance will have on its Consolidated Financial Statements, the Company expects to recognize right of use assets and liabilities for its operating leases in the Consolidated Balance Sheet upon adoption.

Recently Adopted Accounting Standards

In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220) Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The ASU allows for the reclassification from Accumulated other comprehensive income ("AOCI") to retained earnings for tax effects resulting from the Tax Reform Act that are stranded in AOCI. ASU 2018-02, however, does not change the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations. The Company early adopted this guidance on January 1, 2018, and elected to reclassify the stranded tax effects from AOCI to retained earnings of $12.9 million. The stranded tax effects were specifically identified and represented the difference between the change in the amount of income tax from 35% to 21%, recognized in AOCI primarily for the deferred tax associated with the pension activity, which were recognized in the Consolidated Statement of Earnings for the year ended December 31, 2017.

In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU changes the income statement presentation of defined benefit and post-retirement benefit plan expense by requiring separation between operating expense (service cost component of net periodic benefit expense) and non-operating expense (all other components of net periodic benefit expense, including interest cost, amortization of prior service cost, curtailments and settlements, etc.). The operating expense component is reported with similar compensation costs while the non-operating components are reported outside of operating income. The non-operating components are reported in the Other expense (income), net line item in the Consolidated Statement of Earnings. The Company’s non-service cost components of net periodic benefit cost were a benefit of $1.4 million and $1.0 million during the three months ended March 31, 2018 and 2017, respectively. The impact of this adoption resulted in a reclassification to the Company’s Condensed Consolidated Statement of Earnings for the three months ended March 31, 2017, in which previously reported Selling, general and administrative expenses (“SG&A”) was increased by $1.0 million, with a corresponding $1.0 million decrease to Other expense (income), net. The Company utilized a practical expedient included in the ASU which allowed the Company to use amounts previously disclosed in its pension and other post-retirement benefits note for the prior period as the estimation basis for applying the required retrospective presentation requirements. The Company adopted this guidance on January 1, 2018.

In January 2017, the FASB issued ASU 2017-01, Business combinations (Topic 805): Clarifying the definition of a business, which clarifies the definition of a business and assists entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under this guidance, when substantially all of the fair value of gross assets acquired is concentrated in a single asset (or group of similar assets), the assets acquired would not represent a business. In addition, in order to be considered a business, an acquisition would have to include at a minimum an input and a substantive process that together significantly contribute to the ability to create an output. The amended guidance also narrows the definition of outputs by more closely aligning it with how outputs are described in FASB guidance for revenue recognition. The Company adopted this guidance on January 1, 2018. The adoption of this ASU did not have a material impact on the Company's Consolidated Financial Statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU addresses the following eight specific cash flow issues: Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. The impact of this adoption resulted in a reclassification to the Company’s Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2017, in which previously reported net cash provided by operating activities increased $0.9 million, with a corresponding $0.9 million decrease in net cash provided by investing activities. The Company adopted this guidance on January 1, 2018.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance introduced a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also required disclosures sufficient to enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments and assets recognized from the costs to obtain or fulfill a contract. The Company adopted this guidance on January 1, 2018.

The Company commenced its assessment of ASU 2014-09 during the second half of 2015 and developed a project plan to guide the implementation. The Company completed this project plan, in which it analyzed the ASU’s impact on the Company's contract portfolio, surveyed the Company's businesses and discussed the various revenue streams, completed contract reviews, compared its historical accounting policies and practices to the requirements of the new guidance, identified potential differences from applying the requirements of the new guidance to its contracts and updated and provided training on its accounting policy. The Company also evaluated new disclosure requirements and identified and implemented appropriate changes to its business processes, systems and controls to support recognition and disclosure under the new guidance. The Company adopted this new guidance using the modified retrospective method that resulted in a cumulative catch-up adjustment of $0.2 million to retained earnings as of the date of adoption.

21. Subsequent Event

On April 18, 2018, Dover announced that its Board of Directors formally approved the separation of Apergy from Dover through a distribution of all of the common stock of Apergy held by Dover to Dover shareholders. In connection with the approval, the Board has also set the distribution ratio, record date and distribution date for the spin-off.

The distribution is expected to be made at 12:01 a.m. ET on May 9, 2018 to Dover stockholders of record as of 5:00 p.m. ET on April 30, 2018, the record date for the distribution. On the distribution date, Dover stockholders will receive one share of Apergy common stock for every two shares of Dover common stock held as of the record date. Following the distribution, Apergy will be an independent, publicly traded company, and Dover will retain no ownership interest in Apergy.

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

The following table shows the percentage of total revenue and segment earnings generated by each of our four segments for the three months ended March 31, 2018 and 2017:

	Revenue		Segment Earnings
	Three Months Ended March 31,		Three Months Ended March 31,
	2018	2017	2018	2017
Engineered Systems	33.7%	33.5%	41.4%	57.7%
Fluids	28.7%	28.9%	23.1%	17.4%
Refrigeration & Food Equipment	17.6%	19.7%	12.4%	11.1%
Energy	20.0%	17.9%	23.1%	13.8%

In the first quarter of 2018, revenue of $1.9 billion increased 6.0% from $1.8 billion, as compared to the first quarter of 2017. Results were driven by organic revenue growth of 4.3%, acquisition-related revenue growth of 0.6%, which was broad-based across our segments, and a favorable impact from foreign currency translation of 3.8%. This growth was partially offset by a revenue decline of 2.7%, due to disposed businesses primarily in our Engineered Systems and Refrigeration & Food Equipment segments.

The 4.3% organic revenue growth was led by 17.0% organic growth in our Energy segment and 7.7% organic growth in our Engineered Systems segment. Energy segment organic growth was driven by U.S. rig count growth and increased well completion activity. Engineered Systems segment organic growth was driven by broad-based growth across the segment with particular strength in our digital printing and environmental solutions businesses. Fluids segment organic revenue increased 0.1%, reflecting solid activity in industrial pumps and international retail fueling, largely offset by U.S. based expected weakness in Europay, Mastercard and Visa ("EMV") activity. Organic revenue declined 7.2% in our Refrigeration & Food Equipment segment, driven by weak retail refrigeration markets, especially with respect to refrigerated door cases.

From a geographic perspective, our major geographic markets (U.S., Europe and China) all grew year over year.

On April 18, 2018, we announced that our Board of Directors had formally approved the separation of Apergy Corporation (“Apergy”) from Dover through the distribution of all of the common stock of Apergy held by Dover to Dover shareholders. Apergy holds entities conducting our upstream energy businesses within our Energy segment. The distribution is expected to be made at 12:01 a.m. ET on May 9, 2018 to Dover stockholders of record as of 5:00 p.m. ET on April 30, 2018, the record date for the distribution. On the distribution date, Dover stockholders will receive one share of Apergy common stock for every two shares of Dover common stock held as of the record date. The Apergy spin-off has been structured to qualify as a tax-free distribution to U.S. holders of Dover common stock for U.S. federal income tax purposes. Following the spin-off, Apergy will be an independent, publicly traded company that provides highly engineered products that help companies drill for and produce oil and gas efficiently and safely, and Dover will retain no ownership interest in Apergy.

We have incurred $11.7 million of costs for the three months ended March 31, 2018 associated with the separation of Apergy, which were recorded as a corporate expense in Selling, general and administrative expenses in the Condensed Consolidated Statement of Earnings. These costs primarily relate to professional fees associated with preparation of regulatory filings and separation activities within finance, legal and information system functions. Following the completion of the spin-off, the historical results of Apergy will be presented as discontinued operations as the spin-off represents a strategic shift in operations with a material impact to the Condensed Consolidated Financial Statements. Following completion of the spin-off, the retained Bearings & Compression and Tulsa Winch Group businesses, which were historically reported within the Energy segment, will become a part of the Fluids and Engineered Systems segments, respectively.

On April 19, 2018, Apergy entered into a purchase agreement pursuant to which Apergy has agreed to issue and sell $300.0 million in aggregate principal amount of its 6.375% senior notes due 2026 in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended. The offering of the notes is expected to close on May 3, 2018, subject to the satisfaction of customary closing conditions. Concurrently with the closing of the offering, the gross proceeds will be deposited into an escrow account.  The escrowed funds will be released to Apergy upon the satisfaction of certain conditions, including the consummation of its spin-off from Dover. Following the release of the proceeds from escrow, Apergy intends to use the net proceeds from the offering, together with borrowings under a new $415.0 million senior secured term loan facility that Apergy expects to enter into in connection with its spin-off from Dover, to fund a one-time cash payment of approximately $700 million to Dover and to pay fees and expenses incurred in connection with the financing transactions. Dover anticipates returning the proceeds to shareholders as the primary source of funding for $1 billion of share repurchases started in December 2017.

During the three months ended March 31, 2018, we continued to execute our previously announced rightsizing plans. These actions resulted in approximately $4.4 million of rightsizing and other related costs across our segments as well as at the corporate level. These charges relate to employee reductions, facility consolidations and site closures to better align our cost structure in preparation for the Apergy separation. We incurred rightsizing and other related costs of $1.4 million in Engineered Systems, $1.8 million in Fluids and $1.2 million at the corporate level. These charges were recorded in cost of goods and services, selling, general and administrative expenses and other expense (income), net in the Condensed Consolidated Statement of Earnings.

During the first quarter of 2018, we acquired two businesses for total consideration of $68.4 million, net of cash acquired. We completed the acquisition of Ettlinger Group ("Ettlinger"), a leading manufacturer of filtering solutions for the plastics recycling industry for $53.1 million, net of cash acquired. Ettlinger enhances our ability to serve the plastics and petrochemicals market within our Fluids segment. We also completed the acquisition of Rosario Handel B.V. ("Rosario"), a manufacturer of decorator and base coating machinery used in the production of beverage, food and aerosol cans for total consideration of $15.3 million, net of cash acquired. Rosario enhances our ability to serve the Food Equipment end market within our Refrigeration & Food Equipment segment.

For the three months ended March 31, 2018, we purchased 440,608 shares of common stock for a total cost of $45.0 million, or $102.08 per share. We also paid a total of $72.7 million in dividends to our shareholders for the three months ended March 31, 2018.

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2018	2017	% Change
Revenue	$1,921,579	$1,813,372	6.0%
Cost of goods and services	1,212,638	1,152,198	5.2%
Gross profit	708,941	661,174	7.2%
Gross profit margin	36.9%	36.5%	0.4

Selling, general and administrative expenses	514,149	486,260	5.7%
Selling, general and administrative expenses as a percent of revenue	26.8%	26.8%	—

Interest expense	35,807	36,409	(1.7)%
Interest income	(2,058)	(2,580)	(20.2)%
Gain on sale of businesses	—	(90,093)	nm*
Other expense (income), net	286	(794)	nm*

Provision for income taxes	29,322	59,725	(50.9)%
Effective tax rate	18.2%	25.7%	(7.5)

Net earnings	131,435	172,247	(23.7)%
Net earnings per common share - diluted	$0.84	$1.09	(22.9)%
* nm - not meaningful

Revenue

In the first quarter of 2018, revenue increased $108.2 million, or 6.0%, from the comparable period. Results included organic revenue growth of 4.3%, acquisition-related revenue growth of 0.6%, and a favorable impact from foreign currency translation of 3.8%. This growth was partially offset by a revenue decline of 2.7% due to disposed businesses primarily within our Engineered Systems and Refrigeration & Food Equipment segments. Customer pricing favorably impacted revenue by approximately 0.8% in the first quarter of 2018.

Gross Profit

Gross profit for the three months ended March 31, 2018 increased $47.8 million, or 7.2%, from the comparable period, primarily reflecting the benefits of increased sales volume and rightsizing and other restructuring actions taken in 2017, partially offset by higher material costs. Gross profit margin improved by 40 basis points for the three months ended March 31, 2018 from the comparable period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2018 increased $27.9 million, or 5.7%, from the comparable period, including the impact of $11.7 million of separation costs for Apergy. As a percentage of revenue, selling, general and administrative expenses remained flat at 26.8% for the three months ended March 31, 2018 from the prior year comparable period. Excluding the $11.7 million of separation costs of Apergy, as a percentage of revenue, selling, general, and administrative expenses was 26.1% for the three months ended March 31, 2018, which was a 70 basis points improvement from the prior year comparable period, driven by the benefit of rightsizing and other restructuring actions taken in 2017.

Non-Operating Items

Gain on sale of businesses

There was no gain on sale of businesses for the three months ended March 31, 2018. Gain on sale of businesses of $90.1 million for the three months ended March 31, 2017 was due to the sale of Performance Motorsports International ("PMI") during the first quarter of 2017 for a pre-tax gain of $88.4 million, as well as a working capital adjustment for our sale of Tipper Tie in the fourth quarter of 2016.

Income Taxes

The effective tax rates for the three months ended March 31, 2018 and 2017 were 18.2% and 25.7%, respectively. The decrease in the effective tax rate for the three months ended March 31, 2018 relative to the prior comparable period was principally due to the decrease in the U.S. statutory tax rate from 35% to 21% and other U.S. tax law changes.

The discrete items for the three months ended March 31, 2018 primarily resulted from the net tax benefit from stock exercises, audit settlements, and adjustments to the provisional amount recorded related to U.S. tax reform under Staff Accounting Bulletin No. 118 (“SAB 118”). On December 22, 2017, the SEC staff issued SAB 118 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the U.S. bill commonly referred to as the Tax Cuts and Jobs Act (“Tax Reform Act”). In accordance with the SAB 118 guidance, we recognized the provisional tax impacts related to deemed repatriated earnings and the benefit for the revaluation of deferred tax assets and liabilities in its consolidated financial statements for the year ended December 31, 2017. For the three months ended March 31, 2018, we recorded a $1.3 million tax benefit, which resulted in a 0.1% decrease in the effective tax rate, as an adjustment to the provisional estimates primarily driven by the issuance of additional regulatory guidance and changes in interpretations and assumptions we made as a result of the Tax Reform Act. In accordance with SAB 118, any additional adjustment to the financial reporting impact of the Tax Reform Act will be completed by the fourth quarter of 2018.

The discrete items for the three months ended March 31, 2017 principally resulted from the gain on the sale of PMI.

Dover and its subsidiaries file tax returns in the U.S., including various state and local returns and in other foreign jurisdictions.  We believe adequate provision has been made for all income tax uncertainties. The Company is routinely audited by taxing authorities in its filing jurisdictions, and a number of these audits are currently underway. The Company believes that within the next twelve months uncertain tax positions may be resolved and statutes of limitations will expire, which could result in a decrease in the gross amount of unrecognized tax benefits of approximately zero to $15.1 million.

Net Earnings

Net earnings for the three months ended March 31, 2018 decreased 23.7% to $131.4 million, or $0.84 diluted earnings per share from $172.2 million, or $1.09 diluted earnings per share from the comparable period. The decrease in net earnings was attributable to Apergy separation costs of $9.6 million, net of tax, during the three months ended March 31, 2018 and the gain on sale of PMI of $61.7 million, net of tax, recognized during the three months ended March 31, 2017. Excluding these items, net earnings for the three months ended March 31, 2018 increased $30.0 million, or 27.1%. The increase was primarily due to leverage on year over year volume growth in our Energy and Engineered Systems segments, the benefit of lower U.S. tax rates, the benefit of rightsizing and other restructuring actions taken in 2017 and favorable pricing. This increase was partially offset by weakness in the retail refrigeration market served by our Refrigeration & Food Equipment segment and higher material costs.

SEGMENT RESULTS OF OPERATIONS

Engineered Systems
Our Engineered Systems segment is comprised of two platforms, Printing & Identification and Industrials, and is focused on the design, manufacture and service of critical equipment and components serving the fast-moving consumer goods, digital textile printing, vehicle service, environmental solutions and industrial end markets.

	Three Months Ended March 31,
(dollars in thousands)	2018	2017	% Change
Revenue:
Printing & Identification	$282,521	$249,238	13.4%
Industrials	364,263	358,397	1.6%
Total	$646,784	$607,635	6.4%

Segment earnings (1)	$97,864	$174,398	(43.9)%
Segment margin (1)	15.1%	28.7%

Segment EBITDA (2)	$116,142	$193,973	(40.1)%
Segment EBITDA margin (2)	18.0%	31.9%

Other measures:
Depreciation and amortization	$18,278	$19,575	(6.6)%

Bookings:
Printing & Identification	$284,437	$256,665	10.8%
Industrials	435,137	419,455	3.7%
	$719,574	$676,120	6.4%
Backlog:
Printing & Identification	$135,915	$109,347	24.3%
Industrials	350,808	310,008	13.2%
	$486,723	$419,355	16.1%

Components of revenue growth:
Organic growth			7.7%
Acquisitions			0.4%
Dispositions			(7.5)%
Foreign currency translation			5.8%
			6.4%
(1) Excluding gain on sale of businesses, segment earnings was $97.9 million and $86.0 million for the three months ended March 31, 2018 and 2017, respectively. Segment margin was 15.1% and 14.2% for the three months ended March 31, 2018 and 2017, respectively.
(2) Excluding gain on sale of businesses, segment EBITDA was $116.1 million and $105.6 million for the three months ended March 31, 2018 and 2017, respectively. Segment EBITDA margin was 18.0% and 17.4% for the three months ended March 31, 2018 and 2017, respectively. See "Non-GAAP Disclosures" for definitions of segment EBITDA and segment EBITDA margin.

First Quarter 2018 Compared to the First Quarter 2017

Engineered Systems revenue for the first quarter of 2018 increased $39.1 million, or 6.4%, as compared to the first quarter of 2017, comprised of broad-based organic growth of 7.7% and acquisition-related growth of 0.4% reflecting the acquisition of Caldera in the second quarter of 2017, as well as a favorable impact from foreign currency translation of 5.8%. This increase was partially offset by a 7.5% impact from the 2017 dispositions of PMI and the consumer and industrial winch business of Warn Industries Inc. ("Warn"). Customer pricing favorably impacted revenue by approximately 0.5% in the first quarter of 2018.

•
Printing & Identification revenue (representing 43.7% of segment revenue) increased $33.3 million, or 13.4%, as compared to the prior year quarter. Organic revenue of 3.9%, acquisition-related growth of 1.2% from Caldera and a favorable impact from foreign currency translation of 8.3% all contributed to year over year growth. Organic revenue growth was primarily driven by solid activity in our global marking and coding and digital printing businesses.

•
Industrials revenue (representing 56.3% of segment revenue) increased $5.9 million, or 1.6%, as compared to the prior year quarter. The increase reflects strong organic revenue growth of 10.4% and a favorable impact of foreign currency translation of 3.8% offset by the impact of 2017 dispositions of 12.6%. Organic revenue growth was broad-based, with particular strength in our environmental solutions business.

Engineered Systems segment earnings decreased $76.5 million, or 43.9%, compared to the first quarter of 2017, primarily impacted by the $88.4 million gain recognized from the sale of PMI in the first quarter of 2017. Excluding the PMI gain, as well as earnings of $10.3 million associated with 2017 divested businesses, segment earnings increased by $22.1 million, or 29.2%. This increase was primarily driven by solid conversion on organic volume growth, favorable pricing and productivity initiatives including the benefits of prior year rightsizing actions across both the Printing & Identification and Industrials platforms, partially offset by increases in material costs, most notably steel. Segment margin decreased from 28.7% to 15.1% as compared to the prior year quarter due to the gain from the PMI sale in the first quarter of 2017. Excluding the gain, margins increased from 14.2% to 15.1% from the prior year period.

Bookings increased 6.4% for the segment, including organic growth of 8.1%, 4.3% from foreign currency translation and acquisition-related growth of 0.5%, offset, in part, by a 6.5% impact from dispositions. Bookings for our Industrials platform increased 3.7%, compared to the prior year quarter, driven by broad-based organic growth and the favorable impact from foreign currency translation, which more than offset lost bookings from divested businesses. Our Printing & Identification bookings increased 10.8% compared to the prior year quarter, driven by broad-based organic growth and the favorable impact from foreign currency translation. Segment book-to-bill was 1.11.

Fluids
Our Fluids segment, serving the Fueling & Transport, Pumps and Hygienic & Pharma end markets, is focused on the safe handling of critical fluids across the retail fueling, chemical, hygienic, oil and gas and industrial markets.

	Three Months Ended March 31,
(dollars in thousands)	2018	2017	% Change
Revenue:
Fueling & Transport	$319,228	$316,101	1.0%
Pumps	169,326	150,831	12.3%
Hygienic & Pharma	64,741	58,263	11.1%
	$553,295	$525,195	5.4%

Segment earnings	$54,511	$52,639	3.6%
Segment margin	9.9%	10.0%

Segment EBITDA	$85,423	$81,142	5.3%
Segment EBITDA margin	15.4%	15.4%

Other measures:
Depreciation and amortization	$30,912	$28,503	8.5%
Bookings	625,469	565,987	10.5%
Backlog	480,967	371,717	29.4%

Components of revenue growth:
Organic growth			0.1%
Acquisitions			0.9%
Foreign currency translation			4.4%
			5.4%

First Quarter 2018 Compared to the First Quarter 2017

Fluids revenue for the first quarter of 2018 increased $28.1 million, or 5.4%, comprised of acquisition-related growth of 0.9%, organic growth of 0.1% and a favorable impact from foreign currency translation of 4.4%. Customer pricing favorably impacted revenue by approximately 0.4% in the first quarter of 2018.

•
Fueling & Transport revenue (representing 57.7% of segment revenue) increased $3.1 million, or 1.0%, as compared to the prior year quarter, primarily driven by the positive impact of foreign currency translation and strong international retail fueling activity, which were partially offset by expected lower U.S. based EMV activity driven by the extended compliance date. Transport revenue improved over the prior year; however, the rail business experienced declines as a result of order timing and softening original equipment manufacturer ("OEM") market.

•
Pumps revenue (representing 30.6% of segment revenue) increased $18.5 million, or 12.3%, as compared to the prior year quarter. This increase can be attributed to strong growth in China in the plastics and polymers markets, generally strong activity in other industrial markets, and a positive impact of foreign currency translation.

•
Hygienic & Pharma revenue (representing 11.7% of segment revenue) increased $6.5 million, or 11.1%, as compared to the prior year quarter. This revenue increase was driven by broad-based growth in the biopharma and medical markets, along with favorable foreign currency translation.

Fluids segment earnings increased $1.9 million, or 3.6%, over the prior year quarter, predominantly driven by ongoing productivity gains, benefits of restructuring and rightsizing actions taken in 2017 and pricing initiatives. These benefits were partially offset by increased material costs, costs associated with the exit of a minority interest investment and the temporary impacts of our European factory consolidation. Segment margin decreased 10 basis points over the prior year quarter.

Overall bookings increased 10.5% as compared to the prior year quarter, driven by growth in our Retail Fueling & Transport and Pumps businesses due to continued market growth in China. Segment book to bill was 1.13.

Refrigeration & Food Equipment
Our Refrigeration & Food Equipment segment is a provider of innovative and energy efficient equipment and systems serving the commercial refrigeration and food equipment end markets.

	Three Months Ended March 31,
(dollars in thousands)	2018	2017	% Change
Revenue:
Refrigeration	$278,655	$298,799	(6.7)%
Food Equipment	59,580	58,035	2.7%
Total	$338,235	$356,834	(5.2)%

Segment earnings	$29,182	$33,562	(13.1)%
Segment margin	8.6%	9.4%

Segment EBITDA	$42,761	$48,597	(12.0)%
Segment EBITDA margin	12.6%	13.6%

Other measures:
Depreciation and amortization	$13,579	$15,035	(9.7)%
Bookings	372,701	438,576	(15.0)%
Backlog	283,250	341,530	(17.1)%

Components of revenue decline:
Organic decline			(7.2)%
Acquisitions			0.6%
Dispositions			(1.0)%
Foreign currency translation			2.4%
			(5.2)%

First Quarter 2018 Compared to the First Quarter 2017

Refrigeration & Food Equipment revenue decreased $18.6 million, or 5.2%, as compared to the first quarter of 2017, reflecting an organic revenue decline of 7.2% and the impact from dispositions of 1.0%, partially offset by a favorable impact from foreign currency translation of 2.4% and acquisition-related growth of 0.6%. Customer pricing favorably impacted revenue by approximately 1.9% in the first quarter of 2018.

•
Refrigeration revenue (representing 82.4% of segment revenue) decreased $20.1 million, or 6.7%, as compared to the prior year quarter, principally driven by weak capital spending and shipment timing in our U.S. retail refrigeration markets, most significantly for display case products, driven in part by increased customer investments to meet Department of Energy energy efficiency regulation deadlines in the prior year, as well as product line exits. The retail refrigeration shortfall was partially offset by strong global demand for heat exchanger products.

•
Food Equipment revenue (representing 17.6% of segment revenue) increased $1.5 million, or 2.7%, as compared to the prior year quarter, due to increased demand for core can-shaping products as well as the acquisition of Rosario.

Refrigeration & Food Equipment segment earnings decreased $4.4 million, or 13.1%, as compared to the first quarter of 2017. Segment margin decreased 80 basis points to 8.6% as favorable pricing, benefits from rightsizing and other restructuring actions taken in 2017 and productivity gains were more than offset by volume reductions in our retail refrigeration business and a favorable $1.7 million one-time disposition gain in 2017.
Bookings in the first quarter of 2018 decreased 15.0% from the prior year quarter driven by market softness and timing of orders in our retail refrigeration markets. Segment book to bill for the first quarter of 2018 was 1.10. Backlog decreased 17.1% over the prior year quarter as a result of reduced orders in our retail refrigeration and can-shaping businesses.

Energy
Our Energy segment, serving the Drilling & Production, Bearings & Compression and Automation end markets, is a provider of customer-driven solutions and services for safe and efficient production and processing of fuels worldwide and has a strong presence in the bearings and compression components and automation markets.

	Three Months Ended March 31,
(dollars in thousands)	2018	2017	% Change
Revenue:
Drilling & Production	$266,875	$215,457	23.9%
Bearings & Compression	74,851	72,561	3.2%
Automation	41,928	36,070	16.2%
Total	$383,654	$324,088	18.4%

Segment earnings	$54,554	$41,691	30.9%
Segment margin	14.2%	12.9%

Segment EBITDA	$88,559	$73,056	21.2%
Segment EBITDA margin	23.1%	22.5%

Other measures:
Depreciation and amortization	$34,005	$31,365	8.4%
Bookings	395,787	348,317	13.6%
Backlog	161,942	156,255	3.6%

Components of revenue growth:
Organic growth			17.0%
Acquisitions			0.4%
Foreign currency translation			1.0%
			18.4%

First Quarter 2018 Compared to the First Quarter 2017

Energy revenue increased $59.6 million, or 18.4%, in the first quarter of 2018 as compared to the first quarter of 2017, comprised of organic revenue growth of 17.0%, a favorable impact from foreign currency translation of 1.0% and acquisition-related growth of 0.4%. The increase was driven by continued growth in U.S. rig count, increased U.S. onshore capital spending and well completion activity. Customer pricing favorably impacted revenue by approximately 0.9% in the first quarter of 2018.

•
Drilling & Production revenue (representing 69.6% of segment revenue) increased $51.4 million, or 23.9%, as compared to the prior year quarter, due to significant growth in U.S. rig count and increases in well completion activity.

•	Bearings & Compression revenue (representing 19.5% of segment revenue) increased $2.3 million, or 3.2%, as compared to the prior year quarter, due to increased aftermarket demand.

•
Automation revenue (representing 10.9% of segment revenue) increased $5.9 million, or 16.2%, as compared to the prior year quarter. This increase was driven by higher demand from well service and exploration and production companies.

Segment earnings increased $12.9 million, as compared to the prior year quarter, primarily driven by higher volume across our business, and due to the benefit of rightsizing and other restructuring actions taken in 2017, partially offset by increased material costs, most notably aluminum and steel. Segment margin increased 130 basis points from 12.9% to 14.2%, as compared to the prior year quarter, mainly due to strong conversion on increased volumes.

Bookings for the first quarter of 2018 increased 13.6% from the prior year quarter, reflecting the impact of market strength. Segment book-to-bill was 1.03.

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

Cash Flow Summary

The following table is derived from our Condensed Consolidated Statements of Cash Flows:

	Three Months Ended March 31,
Cash Flows from Operations (in thousands)	2018	2017
Net Cash Flows Provided By (Used In):
Operating activities	$35,195	$78,926
Investing activities	(136,022)	80,925
Financing activities	(289,103)	(93,293)

Operating Activities

Cash provided by operating activities for the three months ended March 31, 2018 decreased approximately $43.7 million compared to the comparable period in 2017. This decrease was primarily driven by higher investments in working capital of $17.5 million relative to the prior year in support of a 4.4% growth in organic bookings. The decrease was also attributable to approximately $25.8 million of higher compensation payouts primarily as a result of improved 2017 performance compared to 2016.

Adjusted Working Capital: We believe adjusted working capital (a non-GAAP measure calculated as accounts receivable, plus inventory, less accounts payable) provides a meaningful measure of our operational results by showing changes caused solely by revenue.

Adjusted Working Capital (dollars in thousands)	March 31, 2018	December 31, 2017
Accounts receivable	$1,414,941	$1,385,567
Inventories	972,893	878,635
Less: Accounts payable	997,704	979,446
Adjusted working capital	$1,390,130	$1,284,756

Adjusted working capital increased from December 31, 2017 by $105.4 million, or 8.2%, to $1.4 billion at March 31, 2018, which reflected an increase of $29.4 million in accounts receivable and an increase of $94.3 million in inventory, partially offset by an increase in accounts payable of $18.3 million. Excluding acquisitions and the effects of foreign currency translation, adjusted working capital increased by $76.1 million, or 5.9%, for the three months ended March 31, 2018.

Investing Activities

Cash provided by or used in investing activities generally results from cash outflows for capital expenditures and acquisitions, offset by proceeds from sales of businesses and property, plant and equipment. For the three months ended March 31, 2018, we used cash through investing activities of $136.0 million as compared to cash provided by investing activities of $80.9 million for the same period in 2017, driven mainly by the following factors:

•
Acquisitions: During the three months ended March 31, 2018, we acquired Ettlinger, within the Fluids segment for $53.1 million, net of cash acquired, and Rosario, within the Refrigeration & Food Equipment segment for $15.3 million, net of cash acquired. For the three months ended March 31, 2017, we did not complete any acquisitions.

•
Capital spending: Our capital expenditures increased $15.2 million during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to investments in support of increased sales.

•
Proceeds from sale of businesses: For the three months ended March 31, 2018, we received proceeds of $2.1 million primarily from the sale of a small business in the fourth quarter of 2017. For the three months ended March 31, 2017, we generated cash of $120 million from the sale of PMI as well as from a working capital adjustment for our sale of Tipper Tie in the fourth quarter of 2016.

We anticipate that capital expenditures and any acquisitions we make through the remainder of 2018 will be funded from available cash and internally generated funds and through the issuance of commercial paper, use of established lines of credit or public or private debt or equity markets, as necessary.

Financing Activities

Our cash flow from financing activities generally relates to the use of cash for the repurchase of our common stock and payments of dividends, offset by net borrowing activity and proceeds from the exercises of share-based awards. For the three months ended March 31, 2018 and 2017, we used cash totaling $289.1 million and $93.3 million, respectively, for financing activities, with the activity primarily attributable to the following:

•
Treasury purchases: During the three months ended March 31, 2018, we used $45.0 million to repurchase 440,608 shares under the January 2015 authorization. There were 5,271,168 shares available for repurchase under this authorization, which expired on January 9, 2018. There were no repurchases during the three months ended March 31, 2017, under the January 2015 authorization. In February 2018, our Board of Directors approved a new standing share repurchase authorization, whereby we may repurchase up to 20 million shares of our common stock through December 31, 2020. This share repurchase authorization replaced the January 2015 share repurchase authorization. There were no repurchases under the February 2018 authorization during the three months ended March 31, 2018.

•
Long-term debt and commercial paper and notes payable: During the three months ended March 31, 2018, commercial paper and notes payable increased by $195.1 million of commercial paper to fund the repayment of the Company's $350.0 million 5.45% notes, which matured on March 15, 2018. For the three months ended March 31, 2017, we repaid $15.9 million of commercial paper.

•
Dividend payments: Dividends paid to shareholders during the three months ended March 31, 2018 totaled $72.7 million as compared to $68.5 million during the same period in 2017. Our dividends paid per common share increased 7.0% to $0.47 during the three months ended March 31, 2018 compared to $0.44 during the same period in 2017.

•
Payments to settle employee tax obligations: Payments to settle tax obligations from the exercise of share based awards increased $6.1 million compared to the prior year period. This increase is primarily due to the increased number of shares exercised as well as an increase in the average stock price compared to the prior year period.

Liquidity and Capital Resources

Adjusted Free Cash Flow

In addition to measuring our cash flow generation and usage based upon the operating, investing and financing classifications included in the Condensed Consolidated Statements of Cash Flows, we also measure adjusted free cash flow (a non-GAAP measure) which represents net cash provided by operating activities minus capital expenditures, plus the add back of cash paid for the Apergy separation costs and rightsizing actions. We believe that adjusted free cash flow is an important measure of operating performance because it provides management and investors a measurement of cash generated from operations that is available for mandatory payment obligations and investment opportunities, such as funding acquisitions, paying dividends, repaying debt and repurchasing our common stock.

The following table reconciles our adjusted free cash flow to cash flow provided by operating activities:

	Three Months Ended March 31,
Adjusted Free Cash Flow (dollars in thousands)	2018	2017
Cash flow provided by operating activities	$35,195	$78,926
Less: Capital expenditures	(58,361)	(43,114)
Plus: Cash paid on Apergy separation costs	7,377	—
Plus: Cash paid for rightsizing actions	13,233	—
Adjusted free cash flow	$(2,556)	$35,812

Adjusted free cash flow as a percentage of revenue	(0.1)%	2.0%

Adjusted free cash flow as a percentage of net earnings	(1.9)%	20.8%

For the three months ended March 31, 2018, we used adjusted free cash flow of $2.6 million, representing 0.1% of revenue and 1.9% of net earnings. Adjusted free cash flow for the three months ended March 31, 2018 decreased $38.4 million compared to the prior year period, primarily due to lower cash flow provided by operations as a result of investments in working capital, higher capital expenditures as well as higher incentive compensation payments, as previously noted.

Capitalization

We use commercial paper borrowings for general corporate purposes, including the funding of acquisitions and the repurchase of our common stock. We maintain a $1.0 billion, five-year, unsecured committed revolving credit facility (the "Credit Agreement") with a syndicate of banks which will expire on November 10, 2020. The Credit Agreement is used as liquidity back-up for our commercial paper program. We have not drawn down any loans under the facility nor do we anticipate doing so. Under the Credit Agreement, we are required to pay a facility fee and to maintain an interest coverage ratio of consolidated EBITDA to consolidated net interest expense of not less than 3.0 to 1.0. We were in compliance with this covenant and our other long-term debt covenants at March 31, 2018 and had a coverage ratio of 10.9 to 1.0. We are not aware of any potential impairment to our liquidity and expect to remain in compliance with all of our debt covenants.

On March 15, 2018, the outstanding 5.45% notes with a principal value of $350.0 million matured. The repayment of debt was funded by the Company's commercial paper program and through a reduction of existing cash balances.

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

At March 31, 2018, our cash and cash equivalents totaled $367.2 million, of which $226.0 million was held outside the United States. At December 31, 2017, our cash and cash equivalents totaled $754.0 million, of which $609.8 million was held outside the United States. The reduction in non U.S. cash from December 31, 2017 was primarily the result of repatriating $328.0 million to the U.S. during the first quarter. Cash and cash equivalents are invested in highly liquid investment-grade money market instruments and bank deposits with maturities of three months or less. We regularly invest cash in excess of near-term requirements in money market instruments or short-term investments, which consist of investment grade time deposits with original maturity dates at the time of purchase of no greater than three months.

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

Net Debt to Net Capitalization Ratio (dollars in thousands)	March 31, 2018	December 31, 2017
Current maturities of long-term debt	$851	$350,402
Commercial paper	425,400	230,700
Notes payable and current maturities of long-term debt	426,251	581,102
Long-term debt	3,032,003	2,986,702
Total debt	3,458,254	3,567,804
Less: Cash and cash equivalents	(367,222)	(753,964)
Net debt	3,091,032	2,813,840
Add: Stockholders' equity	4,445,622	4,383,180
Net capitalization	$7,536,654	$7,197,020
Net debt to net capitalization	41.0%	39.1%

Our net debt to net capitalization ratio increased to 41.0% at March 31, 2018 from 39.1% at December 31, 2017. The increase in this ratio was driven by changes in net debt during the period. Net debt increased $277.2 million during the period primarily due to a $386.7 million reduction in cash levels as a result of debt repayments, stock repurchases and acquisitions. The reduction of cash was partially offset by the net reduction in current maturities of long term debt as a result of the repayment of the $350.0 million note maturing on March 15, 2018.

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

Recent Accounting Standards

See Part 1, Notes to Condensed Consolidated Financial Statements, Note 20 — Recent Accounting Pronouncements.  The adoption of recent accounting standards as included in Note 20 — Recent Accounting Pronouncements in the Condensed Consolidated Financial Statements has not had and is not expected to have a significant impact on our revenue, earnings or liquidity.

Special Notes Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, especially "Management’s Discussion and Analysis of Financial Condition and Results of Operations," contains "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements in this document other than statements of historical fact are statements that are, or could be deemed, “forward-looking” statements. Some of these statements may be indicated by words such as “may”, “anticipate”, “expect”, believe”, “intend”, “guidance”, “estimates”, “suggest”, “will”, “plan”, “should”, “would”, “could”, “forecast” and other words and terms that use the future tense or have a similar meaning.  Forward-looking statements are based on current expectations and are subject to numerous important risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control.  Factors that could cause actual results to differ materially from current expectations include, among other things, general economic conditions and conditions in the particular markets in which we operate, changes in customer demand and capital spending, competitive factors and pricing pressures, our ability to develop and launch new products in a cost-effective manner, our ability to identify and complete acquisitions and integrate and realize synergies from newly acquired businesses, the impact of interest rate and currency exchange rate fluctuations, our execution of the Apergy spinoff, capital allocation plans and changes in those plans, including with respect to dividends, share repurchases, investments in research and development, capital expenditures and acquisitions, changes in law, including the effect of U.S. tax reform and developments with respect to trade policy and tariffs, our ability to derive expected benefits from restructuring, productivity initiatives and other cost reduction actions, changes in sourcing input costs or the supply of input materials, the impact of legal compliance risks and litigation, including with respect to product quality and safety, cybersecurity and privacy, our ability to capture and protect intellectual property rights, and various other factors that are described in our periodic reports filed with or furnished to the Securities and Exchange Commission, including our Annual Report on Form 10-K/A for the year ended December 31, 2017.  The Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the three months ended March 31, 2018. For a discussion of our exposure to market risk, refer to Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," contained in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2017.

Item 4. Controls and Procedures

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2018.

During the first quarter of 2018, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

See Part I, Notes to Condensed Consolidated Financial Statements, Note 14 — Commitments and Contingent Liabilities.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Form 10-K/A.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	The table below presents shares of Dover stock that we acquired during the quarter.

				Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	January 2015 Program (1)	February 2018 Program (2)
January 1 to January 31	440,608	$102.08	440,608	5,271,168	20,000,000
February 1 to February 28	—	—	—	5,271,168	20,000,000
March 1 to March 31	—	—	—	5,271,168	20,000,000
For the First Quarter	440,608	$102.08	440,608	5,271,168	20,000,000

(1)
In January 2015, the Board of Directors approved a standing share repurchase authorization, whereby the Company could repurchase up to 15,000,000 shares of its common stock over the following three years. 440,608 repurchases were made in the first quarter of 2018. There were 5,271,168 shares available for repurchase under this authorization, which expired on January 9, 2018.

(2)
In February 2018, the Company's Board of Directors approved a new standing share repurchase authorization, whereby the Company may repurchase up to 20 million shares of its common stock through December 31, 2020. This share repurchase authorization replaces the previous share repurchase authorization. There were no repurchases under the February 2018 authorization during the three months ended March 31, 2018.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Under the Iran Threat Reduction and Syrian Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, we are required to disclose in our periodic reports if we or any of our affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran or with certain Iran-related entities or individuals designated pursuant to certain Executive Orders. Disclosure is required even where the activities are authorized by and in compliance with applicable law. In connection with the easing of certain sanctions by the U.S. against Iran in January 2016 and in compliance with the economic sanctions regulations administered by U.S. Treasury’s Office of Foreign Assets Control (“OFAC”), a wholly-owned non-U.S. subsidiary in our Fluids segment serving the pumps end market sold non-U.S. origin spare parts related to the oil, gas and/or petrochemical sectors to Iranian counterparties and non-U.S. origin pump equipment to European engineering parties with end use in the petrochemical sector in Iran, which resulted in revenue of approximately €73.0 thousand and net profits of approximately €36.1 thousand in the first quarter of 2018 (expected total revenue from these contracts is approximately €1.9 million). The sales were made pursuant to, and in compliance with, the terms and conditions of OFAC’s General License H. Our non-U.S. subsidiary intends to continue doing business in Iran under General License H in compliance with U.S. economic sanctions laws; any such sales may require disclosure in future periodic reports pursuant to Section 13(r) of the Exchange Act.

Item 6. Exhibits

10.1	Form of 2018 award grant letter for SSAR grants made under the Dover Corporation 2012 Equity and Cash Incentive Plan.*

10.2	Form of 2018 award grant letter for cash performance grants made under the Dover Corporation 2012 Equity and Cash Incentive Plan.*

10.3	Form of 2018 award grant letter for performance share grants made under the Dover Corporation 2012 Equity and Cash Incentive Plan.*

10.4	Form of 2018 award grant letter for RSU grants made under the Dover Corporation 2012 Equity and Cash Incentive Plan.*

10.5
Employment Agreement of Richard J. Tobin dated March 16, 2018, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 20, 2018 (SEC File No. 001-04018), is incorporated by reference.

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

101
The following materials from Dover Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 formatted in XBRL (eXtensible Business Reporting Language):  (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statement of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

* Executive compensation plan or arrangement

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

DOVER CORPORATION

Date:	April 27, 2018	/s/ Brad M. Cerepak
Brad M. Cerepak
Senior Vice President & Chief Financial Officer
(Principal Financial Officer)

Date:	April 27, 2018	/s/ Carrie Anderson
Carrie Anderson
Vice President, Controller
(Principal Accounting Officer)