Form 10-Q
period 2018-06-30
DOVER Corp
filed 2018-07-19
CIK 29905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

The number of shares outstanding of the Registrant’s common stock as of July 12, 2018 was 147,703,621.

Dover Corporation
Form 10-Q

Item 1. Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$1,798,094	$1,737,371	$3,435,765	$3,320,581
Cost of goods and services	1,132,858	1,083,263	2,167,700	2,090,620
Gross profit	665,236	654,108	1,268,065	1,229,961
Selling, general and administrative expenses	428,775	421,270	863,801	846,987
Operating earnings	236,461	232,838	404,264	382,974
Interest expense	32,125	36,854	67,765	73,213
Interest income	(2,563)	(2,335)	(4,620)	(4,910)
Gain on sale of businesses	—	—	—	(90,093)
Other (income) expense, net	(4,538)	259	(4,568)	(171)
Earnings before provision for income taxes	211,437	198,060	345,687	404,935
Provision for income taxes	44,981	55,585	69,822	107,372
Earnings from continuing operations	166,456	142,475	275,865	297,563
(Loss) earnings from discontinued operations, net	(26,497)	21,583	(4,472)	38,742
Net earnings	$139,959	$164,058	$271,393	$336,305

Earnings per share from continuing operations:
Basic	$1.10	$0.92	$1.80	$1.91
Diluted	$1.08	$0.90	$1.77	$1.89
(Loss) earnings per share from discontinued operations:
Basic	$(0.17)	$0.14	$(0.03)	$0.25
Diluted	$(0.17)	$0.14	$(0.03)	$0.25
Net earnings per share:
Basic	$0.92	$1.05	$1.77	$2.16
Diluted	$0.91	$1.04	$1.74	$2.14
Weighted average shares outstanding:
Basic	151,744	155,703	153,124	155,622
Diluted	153,938	157,513	155,573	157,457
Dividends paid per common share	$0.47	$0.44	$0.94	$0.88

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net earnings	$139,959	$164,058	$271,393	$336,305
Other comprehensive (loss) earnings, net of tax
Foreign currency translation adjustments:
Foreign currency translation gains (losses)	(65,159)	26,174	(12,851)	66,071
Reclassification of foreign currency translation losses to earnings	—	—	—	3,875
Total foreign currency translation adjustments	(65,159)	26,174	(12,851)	69,946
Pension and other post-retirement benefit plans:
Amortization of actuarial losses included in net periodic pension cost	1,068	1,353	3,007	2,691
Amortization of prior service costs included in net periodic pension cost	1,252	702	1,995	1,404
Total pension and other post-retirement benefit plans	2,320	2,055	5,002	4,095
Changes in fair value of cash flow hedges:
Unrealized net gains (losses) arising during period	2,105	(1,876)	3,467	(1,798)
Net (gains) losses reclassified into earnings	(457)	159	(710)	(58)
Total cash flow hedges	1,648	(1,717)	2,757	(1,856)
Other	—	(578)	—	(241)
Other comprehensive (loss) earnings	(61,191)	25,934	(5,092)	71,944
Comprehensive earnings	$78,768	$189,992	$266,301	$408,249

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$242,814	$753,964
Receivables, net of allowances of $32,435 and $34,479	1,281,260	1,183,514
Inventories	764,053	677,043
Prepaid and other current assets	159,601	175,626
Total current assets	2,447,728	2,790,147
Property, plant and equipment, net	805,009	787,940
Goodwill	3,715,365	3,686,372
Intangible assets, net	1,228,605	1,282,624
Other assets and deferred charges	276,463	245,723
Assets of discontinued operations	—	1,865,553
Total assets	$8,473,170	$10,658,359
Liabilities and Stockholders' Equity
Current liabilities:
Notes payable and current maturities of long-term debt	$284,630	$581,102
Accounts payable	938,425	882,007
Accrued compensation and employee benefits	183,396	228,118
Accrued insurance	100,721	101,619
Other accrued expenses	295,038	334,435
Federal and other income taxes	11,717	14,697
Total current liabilities	1,813,927	2,141,978
Long-term debt	2,974,940	2,986,702
Deferred income taxes	336,147	348,201
Noncurrent income tax payable	98,954	108,497
Other liabilities	408,611	425,548
Liabilities of discontinued operations	—	264,253
Stockholders' equity:
Total stockholders' equity	2,840,591	4,383,180
Total liabilities and stockholders' equity	$8,473,170	$10,658,359

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Common stock $1 par value	Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive (loss) earnings	Total stockholders' equity
Balance at December 31, 2017	$256,992	$942,485	$(5,077,039)	$8,455,501	$(194,759)	$4,383,180
Adoption of ASU 2018-02 (1)	—	—	—	12,856	(12,856)	—
Cumulative catch-up adjustment related to Adoption of Topic 606 (1)	—	—	—	175	—	175
Net earnings	—	—	—	271,393	—	271,393
Dividends paid	—	—	—	(142,322)	—	(142,322)
Separation of Apergy	—	—	—	(939,743)	32,928	(906,815)
Common stock issued for the exercise of share-based awards	402	(21,604)	—	—	—	(21,202)
Stock-based compensation expense	—	11,147	—	—	—	11,147
Common stock acquired, including accelerated share repurchase program	—	(140,000)	(604,977)	—	—	(744,977)
Other comprehensive (loss), net of tax	—	—	—	—	(5,092)	(5,092)
Other, net	—	(4,896)	—	—	—	(4,896)
Balance at June 30, 2018	$257,394	$787,132	$(5,682,016)	$7,657,860	$(179,779)	$2,840,591
 (1) See Note 20 — Recent Accounting Pronouncements and Note 3 — Revenue for additional information.

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Operating Activities:
Net earnings	$271,393	$336,305
Adjustments to reconcile net earnings to cash from operating activities:
Loss (earnings) from discontinued operations, net	4,472	(38,742)
Depreciation and amortization	137,928	139,628
Stock-based compensation expense	10,403	16,861
Gain on sale of businesses	—	(90,093)
Cash effect of changes in assets and liabilities:
Accounts receivable, net	(108,003)	(62,209)
Inventories	(85,340)	(80,444)
Prepaid expenses and other assets	(32,336)	(3,641)
Accounts payable	64,592	72,454
Accrued compensation and employee benefits	(51,002)	(21,725)
Accrued expenses and other liabilities	(32,894)	(39,519)
Accrued and deferred taxes, net	2,075	(22,709)
Other, net	(6,548)	(7,934)
Net cash provided by operating activities	174,740	198,232
Investing Activities:
Additions to property, plant and equipment	(96,364)	(78,966)
Acquisitions, net of cash and cash equivalents acquired	(68,557)	(25,568)
Proceeds from sale of property, plant and equipment	2,411	2,177
Proceeds from sale of businesses	2,069	121,175
Other	(13,762)	21,151
Net cash (used in) provided by investing activities	(174,203)	39,969
Financing Activities:
Cash received from Apergy, net of cash distributed	689,643	—
Repurchase of common stock, including prepayment under an accelerated share repurchase program	(744,977)	—
Change in commercial paper and notes payable	53,584	(157,444)
Dividends paid to stockholders	(142,322)	(137,182)
Payments to settle employee tax obligations on exercise of share-based awards	(21,202)	(12,028)
Repayment of long-term debt	(350,000)	—
Other	(1,563)	(2,912)
Net cash used in financing activities	(516,837)	(309,566)
Cash Flows from Discontinued Operations
Net cash provided by operating activities of discontinued operations	19,336	40,163
Net cash used in investing activities of discontinued operations	(23,705)	(13,592)
Net cash (used in) provided by discontinued operations	(4,369)	26,571
Effect of exchange rate changes on cash and cash equivalents	9,519	(2,764)
Net decrease in cash and cash equivalents	(511,150)	(47,558)
Cash and cash equivalents at beginning of period	753,964	349,146
Cash and cash equivalents at end of period	$242,814	$301,588

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

On May 9, 2018, the Company completed a pro-rata distribution of the common stock of Apergy Corporation ("Apergy") to the Company's shareholders of record as of the close of business on April 30, 2018. Apergy holds entities conducting upstream energy businesses previously included in the Energy segment. As discussed in Note 5 - Discontinued and Disposed Operations, the Apergy businesses met the criteria to be reported as discontinued operations because the spin-off is a strategic shift in business that has a major effect on the Company's operations and financial results. Therefore, the Company is reporting the historical results of Apergy, including the results of operations, cash flows, and related assets and liabilities, as discontinued operations for all periods presented herein. Subsequent to the spin-off of Apergy, effective the second quarter of 2018, the Company no longer has the Energy segment and is aligned into three reportable segments. See Note 17 —Segment Information for additional information regarding the updated segments, including segment results for the three and six months ended June 30, 2018 and 2017. Unless otherwise noted, the accompanying Notes to the Consolidated Financial Statements have all been revised to reflect the effect of the separation of Apergy and all prior year balances have been revised accordingly to reflect continuing operations only.

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

2. Spin-off of Apergy Corporation

On May 9, 2018, Dover completed the distribution of Apergy to its shareholders. The transaction was completed through the pro rata distribution of 100% of the common stock of Apergy to Dover's shareholders of record as of the close of business on April 30, 2018. Each Dover shareholder received one share of Apergy common stock for every two shares of Dover common stock held as of the record date.

The following is a summary of the assets and liabilities transferred to Apergy as part of the separation on May 9, 2018:

Assets:
Cash and cash equivalents	$10,357
Current assets	462,620
Non-current assets	1,438,760
$1,911,737
Liabilities:
Current liabilities	$185,354
Non-current liabilities	119,568
$304,922

Net assets distributed to Apergy Corporation	$1,606,815
Less: Cash received from Apergy Corporation	700,000
Net distribution to Apergy Corporation	$906,815

In connection with the spin-off from the company, Apergy issued and sold $300.0 million in aggregate principal amount of its 6.375% senior notes due May 2026 in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended, and incurred $415.0 million in borrowings under its new senior secured term loan facility to fund a one-time cash payment of $700.0 million to Dover. Dover received net cash of $689.6 million upon separation, which reflects $10.4 million of cash held by Apergy on the distribution date and retained by it in connection with its separation from Dover. Dover utilized the proceeds of $700.0 million from Apergy as the primary source of funding for $1 billion of share repurchases started in December 2017. See Note 18 — Share Repurchases for further information.
Included within the net assets distributed to Apergy is approximately $33 million of accumulated other comprehensive earnings attributable to Apergy, relating primarily to foreign currency translation gains, offset by unrecognized losses on pension obligations.
The historical results of Apergy, including the results of operations, cash flows, and related assets and liabilities have been reclassified to discontinued operations for all periods presented herein. See Note 5 Discontinued Operations. Pursuant to the separation of Apergy from Dover, and the related separation and distribution agreements, any liabilities due from Dover to Apergy are not significant and will be paid in the near future.

3. Revenue

Revenue from contracts with customers
Effective January 1, 2018, the Company adopted Accounting Standard Codification ("ASC") Topic 606, Revenue from Contracts with Customers ("Topic 606” or “ASC 606”), using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Accordingly, all periods prior to January 1, 2018 are presented in accordance with ASC Topic 605, Revenue Recognition ("Topic 605” or “ASC 605”).
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

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

The following table presents revenue disaggregated by end market and segment:

	Three Months Ended June 30,	Six Months Ended June 30,
	2018	2018
Printing & Identification	$299,834	$582,356
Industrials	403,155	792,259
Total Engineered Systems segment	702,989	1,374,615
Fueling & Transport	363,355	682,659
Pumps	173,306	335,615
Process Solutions	157,005	303,490
Total Fluids segment	693,666	1,321,764
Refrigeration	330,232	608,887
Food Equipment	71,534	131,114
Total Refrigeration & Food Equipment segment	401,766	740,001
Intra-segment eliminations	(327)	(615)
Total Consolidated Revenue	$1,798,094	$3,435,765

The following table presents revenue disaggregated by geography based on the location of the Company's customer:

	Three Months Ended June 30,	Six Months Ended June 30,
	2018	2018
United States	$932,207	$1,785,209
Europe	402,234	789,412
Asia	219,032	413,635
Other Americas	168,197	301,341
Other	76,424	146,168
Total	$1,798,094	$3,435,765

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

Transaction Price Allocated to the Remaining Performance Obligations

At June 30, 2018, we estimated that $65.2 million in revenue is expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. We expect to recognize approximately 56% of our unsatisfied (or partially unsatisfied) performance obligations as revenue in 2019, with the remaining balance to be recognized in 2020 and thereafter.

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

Contract Balances

The following table provides information about contract assets and contract liabilities from contracts with customers:

	June 30, 2018	At Adoption
Contract assets	$13,803	$11,932
Contract liabilities - current	44,992	48,268
Contract liabilities - non-current	10,305	9,916

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

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

Significant changes in contract assets and liabilities balances during the period are as follows:

Contract Assets
Opening balance at January 1, 2018	$11,932
Cumulative catch-up adjustment upon transition	356
Changes in the estimate of the stage of completion	7,211
Transferred to receivables from contract assets recognized during the period	(5,618)
Other	(78)
Closing balance at June 30, 2018	$13,803

Contract Liabilities
Opening balance at January 1, 2018	$58,184
Cumulative catch-up adjustment upon transition	—
Revenue recognized that was included in the contract liability balance at the beginning of the period	(39,484)
Increases due to cash received, excluding amounts recognized as revenue during the period	36,271
Other	326
Closing balance at June 30, 2018	$55,297

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

The impact of adopting Topic 606 was not material to the Company’s consolidated financial statements as of and for the three and six months ended June 30, 2018.

4. Acquisitions

2018 Acquisitions

During the six months ended June 30, 2018, the Company acquired two businesses in separate transactions for total consideration of $68,557, net of cash acquired. These businesses were acquired to complement and expand upon existing operations within the Fluids and Refrigeration & Food Equipment segments. The goodwill recorded as a result of these acquisitions reflects the benefits expected to be derived from product line expansions and operational synergies. The goodwill is non-deductible for U.S. federal income tax purposes for these acquisitions.

On January 2, 2018, the Company acquired 100% of the voting stock of Ettlinger Group ("Ettlinger"), within the Fluids segment for $53,218, net of cash acquired. In connection with this acquisition, the Company recorded goodwill of $36,070 and intangible assets of $19,730, primarily related to customer intangibles. The intangible assets are being amortized over 8 to 15 years.

On January 12, 2018, the Company acquired 100% of the voting stock of Rosario Handel B.V. ("Rosario"), within the Refrigeration & Food Equipment segment for total consideration of $15,339, net of cash acquired. In connection with this acquisition, the Company recorded goodwill of $10,402 and a customer intangible asset of $4,149. The customer intangible asset is being amortized over 10 years.

2017 Acquisitions

During the six months ended June 30, 2017, the Company acquired Caldera Graphics S.A.S. ("Caldera") within the Engineered Systems segment for $32,680, net of cash acquired and including contingent consideration. In connection with this acquisition, the Company recorded goodwill of $24,649 and intangible assets of $8,169, primarily related to customer intangibles. The goodwill is non-deductible for U.S. federal income tax purposes. The intangible assets are being amortized over 7 to 15 years.

Pro Forma Information

The following unaudited pro forma information illustrates the impact of 2018 and 2017 acquisitions on the Company’s revenue and earnings from operations for the six months ended June 30, 2018 and 2017, respectively. In the year 2017, the Company acquired two businesses in separate transactions for total net consideration of $34,300.

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

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

The unaudited pro forma effects for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
As reported	$1,798,094	$1,737,371	$3,435,765	$3,320,581
Pro forma	1,798,094	1,746,950	3,436,081	3,342,851
Earnings:
As reported	$166,456	$142,475	$275,865	$297,563
Pro forma	168,158	142,167	279,714	296,459
Basic earnings per share:
As reported	$1.10	$0.92	$1.80	$1.91
Pro forma	1.11	0.91	1.83	1.90
Diluted earnings per share:
As reported	$1.08	$0.90	$1.77	$1.89
Pro forma	1.09	0.90	1.80	1.88

5. Discontinued and Disposed Operations

Discontinued Operations

The Apergy businesses, as discussed in Note 2, met the criteria to be reported as discontinued operations because the spin-off is a strategic shift in business that has a major effect on the Company's operations and financial results. Therefore, the results of discontinued operations for the three and six months ended June 30, 2018 and 2017 include the historical results of Apergy prior to its distribution on May 9, 2018. The three and six months ended June 30, 2018 included costs incurred by Dover to complete the spin-off of Apergy amounting to $34,638 and $46,384, respectively, reflected in selling, general and administrative expenses. There were no such costs for the three and six months ended June 30, 2017. See Note 2 Spin-off of Apergy Corporation for further information.

Summarized results of the Company's discontinued operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$119,647	$256,156	$403,688	$486,430
Cost of goods and services	76,277	160,817	254,205	305,771
Gross profit	43,370	95,339	149,483	180,659
Selling, general and administrative expenses	64,990	62,773	144,114	122,347
Operating (loss) earnings	(21,620)	32,566	5,369	58,312
Other (income) expense, net	(134)	(165)	349	484
(Loss) earnings from discontinued operations before taxes	(21,486)	32,731	5,020	57,828
Provision for income taxes	5,011	11,148	9,492	19,086
(Loss) earnings from discontinued operations, net of tax	$(26,497)	$21,583	$(4,472)	$38,742

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

Assets and liabilities of discontinued operations are summarized below:

December 31, 2017
Assets of Discontinued Operations
Accounts receivable	$202,052
Inventories, net	201,591
Prepaid and other current assets	14,035
Total current assets	417,678
Property, plant and equipment, net	211,832
Goodwill and intangible assets, net	1,232,843
Other assets and deferred charges	3,200
Total assets	$1,865,553

Liabilities of Discontinued Operations
Accounts payable	$97,439
Other current liabilities	59,482
Total current liabilities	156,921
Deferred income taxes	90,641
Other liabilities	16,691
Total liabilities	$264,253

On May 9, 2018, all assets and liabilities of Apergy were spun-off. Therefore, as of June 30, 2018, there were no assets and liabilities classified as discontinued operations.

Disposed Operations

2018

There were no other dispositions aside from the spin-off of Apergy during the six months ended June 30, 2018.

2017

On February 14, 2017, the Company completed the sale of Performance Motorsports International ("PMI"), which was a wholly owned subsidiary of the Company that manufactures pistons and other engine related components serving the motorsports and powersports markets. Total consideration for the transaction was $147,313, including cash proceeds of $118,706. We recognized a pre-tax gain on sale of $88,402 for the six months ended June 30, 2017 within gain on sale of businesses in the Condensed Consolidated Statements of Earnings and recorded a 25% equity method investment at fair value of $18,607 as well as a subordinated note receivable of $10,000.

During the six months ended June 30, 2017, the Company recorded a working capital adjustment for the sale of Tipper Tie in the fourth quarter of 2016 for $1,691. This adjustment is included within gain on sale of businesses in the Condensed Consolidated Statements of Earnings.

These disposals did not represent strategic shifts in operations and, therefore, did not qualify for presentation as discontinued operations.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

6. Inventories

	June 30, 2018	December 31, 2017
Raw materials	$392,774	$400,009
Work in progress	172,959	128,296
Finished goods	307,850	251,402
Subtotal	873,583	779,707
Less reserves	(109,530)	(102,664)
Total	$764,053	$677,043

7. Property, Plant and Equipment, net

	June 30, 2018	December 31, 2017
Land	$54,032	$54,918
Buildings and improvements	520,396	517,049
Machinery, equipment and other	1,527,842	1,472,852
Property, plant and equipment, gross	2,102,270	2,044,819
Total accumulated depreciation	(1,297,261)	(1,256,879)
Property, plant and equipment, net	$805,009	$787,940

Depreciation expense totaled $32,947 and $32,564 for the three months ended June 30, 2018 and 2017, respectively. For the six months ended June 30, 2018 and 2017, depreciation expense was $65,111 and $64,149, respectively.

8. Goodwill and Other Intangible Assets

Accounting Standards Codification ("ASC") 350, “Intangibles - Goodwill and Other Intangibles” provides guidance on an entity's subsequent measurement and subsequent recognition of goodwill and other intangibles, including subsequent changes to carrying amounts, including impairment and fair value adjustments. In accordance with the guidance set forth in ASC 350, and in connection with the separation of Apergy, the Company was required to calculate the portion of goodwill included in the Apergy distribution. Using a relative fair value approach, the Company reallocated $3,546 of goodwill from a reporting unit that included Apergy to a reporting unit now included within the Engineered Systems segment. Refer to See Note 17 —Segment Information for further information.

Further, the Company realigned its remaining businesses and reallocated goodwill among its reporting units based on their relative fair value and tested goodwill for impairment in the second quarter of 2018. The Company concluded that no impairment indicators exist.

The changes in the carrying value of goodwill by reportable operating segments were as follows:

	Engineered Systems	Fluids	Refrigeration & Food Equipment	Total
Balance at December 31, 2017	$1,645,389	$1,504,284	$536,699	$3,686,372
Reallocation due to Apergy separation	3,546	—	—	3,546
Acquisitions	—	36,070	10,402	46,472
Purchase price adjustments	44	—	—	44
Foreign currency translation	(9,596)	(10,950)	(523)	(21,069)
Balance at June 30, 2018	$1,639,383	$1,529,404	$546,578	$3,715,365

During the six months ended June 30, 2018, the Company recorded additions of $46,472 to goodwill as a result of the acquisitions discussed in Note 4 — Acquisitions. The net goodwill transferred to Apergy on May 9, 2018 amounted to $899,888.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

The Company’s definite-lived and indefinite-lived intangible assets by major asset class were as follows:

	June 30, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Customer intangibles	$1,413,880	$604,476	$809,404	$1,405,361	$559,447	$845,914
Trademarks	217,126	65,392	151,734	217,621	58,523	159,098
Patents	145,059	125,950	19,109	145,577	123,135	22,442
Unpatented technologies	157,161	78,745	78,416	152,913	71,284	81,629
Distributor relationships	85,145	35,235	49,910	85,794	32,092	53,702
Drawings & manuals	32,522	22,182	10,340	32,739	20,767	11,972
Other	28,105	15,152	12,953	23,095	12,028	11,067
Total	2,078,998	947,132	1,131,866	2,063,100	877,276	1,185,824
Unamortized intangible assets:
Trademarks	96,739	—	96,739	96,800	—	96,800
Total intangible assets, net	$2,175,737	$947,132	$1,228,605	$2,159,900	$877,276	$1,282,624

Amortization expense was $36,356 and $37,844, respectively, including acquisition-related intangible amortization of $35,945 and $37,295 for the three months ended June 30, 2018 and 2017, respectively. For the six months ended June 30, 2018 and 2017, amortization expense was $72,817 and $75,479, respectively, including acquisition-related intangible amortization of $71,834 and $74,398, respectively.

9. Restructuring Activities

The Company's restructuring charges by segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Engineered Systems	$1,860	$756	$3,235	$1,818
Fluids	3,497	1,068	5,548	4,507
Refrigeration & Food Equipment	234	19	146	1,525
Corporate	2,544	—	3,293	—
Total	$8,135	$1,843	$12,222	$7,850
These amounts are classified in the Condensed Consolidated Statements of Earnings as follows:
Cost of goods and services	$2,192	$157	$4,399	$4,235
Selling, general and administrative expenses	5,943	1,686	7,823	3,615
Total	$8,135	$1,843	$12,222	$7,850

The restructuring expenses of $8,135 and $12,222 incurred during the three and six months ended June 30, 2018, respectively, were related to restructuring programs initiated during 2018 and 2017. The three and six months ended June 30, 2018 restructuring expense includes $6,808 and $9,857, respectively, related to rightsizing restructuring programs largely initiated in the fourth quarter of 2017 and designed to better align the Company's cost structure in preparation for the Apergy separation. The Company also executed restructuring programs to better align the Company's costs and operations with current market conditions through targeted facility consolidations, headcount reductions and other measures to further optimize operations. The Company expects the programs currently underway to be substantially completed in the next 12 months.

The $8,135 of restructuring charges incurred during the second quarter of 2018 primarily included the following items:

•	The Engineered Systems segment recorded $1,860 of restructuring charges related to programs focused on headcount reduction.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

•
The Fluids segment recorded $3,497 of restructuring charges as a result of programs and projects across the segment, principally related to headcount reductions and facility consolidations, focused on achieving acquisition integration benefits.

•	Corporate recorded $2,544 of restructuring charges primarily related to headcount reductions.

The Company’s severance and exit accrual activities were as follows:

	Severance	Exit		Total
Balance at December 31, 2017	$25,681	$5,591		$31,272
Restructuring charges	8,420	3,802		12,222
Payments	(21,848)	(5,876)		(27,724)
Other, including foreign currency translation	(1,743)	369	(1)	(1,374)
Balance at June 30, 2018	$10,510	$3,886		$14,396

(1)	Other activity in exit reserves primarily represents the non-cash write-off of certain long-lived assets and inventory in connection with certain facility closures and product exits.

10. Borrowings

Borrowings consisted of the following:

	June 30, 2018	December 31, 2017
Short-term
Current portion of long-term debt and short-term borrowings	$1,330	$350,402
Commercial paper	283,300	230,700
Notes payable and current maturities of long-term debt	$284,630	$581,102

		Carrying amount (1)
	Principal	June 30, 2018	December 31, 2017
Long-term
5.45% 10-year notes due March 15, 2018	$350,000	$—	$349,918
2.125% 7-year notes due December 1, 2020 (euro-denominated)	€351,103	349,932	354,349
4.30% 10-year notes due March 1, 2021	$450,000	449,016	448,831
3.150% 10-year notes due November 15, 2025	$400,000	395,032	394,695
1.25% 10-year notes due November 9, 2026 (euro-denominated)	€702,206	692,400	701,058
6.65% 30-year debentures due June 1, 2028	$200,000	199,004	198,954
5.375% 30-year debentures due October 15, 2035	$300,000	295,686	295,561
6.60% 30-year notes due March 15, 2038	$250,000	247,770	247,713
5.375% 30-year notes due March 1, 2041	$350,000	343,739	343,600
Other		2,361	2,034
Total long-term debt		2,974,940	3,336,713
Less long-term debt current portion		—	(350,011)
Net long-term debt		$2,974,940	$2,986,702
(1) Carrying amount is net of unamortized debt discount and deferred debt issuance costs. Total unamortized debt discounts were
$16.8 million and $17.6 million as of June 30, 2018 and December 31, 2017, respectively. Total deferred debt issuance costs were $14.0 million and $14.9 million as of June 30, 2018 and December 31, 2017, respectively.

On March 15, 2018, the outstanding 5.45% notes with a principal value of $350.0 million matured. The repayment of debt was funded by the Company's commercial paper program and through a reduction of existing cash balances.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

The Company maintains a $1.0 billion five-year unsecured revolving credit facility (the "Credit Agreement") with a syndicate of banks which expires on November 10, 2020. The Company was in compliance with all covenants in the Credit Agreement and other long-term debt covenants at June 30, 2018 and had a coverage ratio of 10.9 to 1.0. The Company uses the Credit Agreement as liquidity back-up for its commercial paper program and has not drawn down any loans under the facility and does not anticipate doing so. The Company generally uses commercial paper borrowings for general corporate purposes, funding of acquisitions and repurchases of its common stock.

As of June 30, 2018, the Company had approximately $141.8 million outstanding in letters of credit and performance and other guarantees which expire on various dates in 2018 through 2028. These letters of credit are primarily maintained as security for insurance, warranty and other performance obligations. In general, we would only be liable for the amount of these guarantees in the event of default in the performance of our obligations.

11. Financial Instruments

Derivatives

The Company is exposed to market risk for changes in foreign currency exchange rates due to the global nature of its operations and certain commodity risks. In order to manage these risks, the Company has hedged portions of its forecasted sales and purchases to occur within the next twelve months that are denominated in non-functional currencies, with currency forward contracts designated as cash flow hedges. At June 30, 2018 and December 31, 2017, the Company had contracts with U.S. dollar equivalent notional amounts of $221,577 and $115,580, respectively, to exchange foreign currencies, principally the Pound Sterling, Chinese Yuan, Swedish Krona, Swiss Franc, Canadian Dollar and Euro. The Company believes it is probable that all forecasted cash flow transactions will occur.

In addition, the Company had outstanding contracts with a total notional amount of $91,858 and $59,952 as of June 30, 2018 and December 31, 2017, respectively, that are not designated as hedging instruments. These instruments are used to reduce the Company's exposure for operating receivables and payables that are denominated in non-functional currencies. Gains and losses on these contracts are recorded in other expense (income), net in the Condensed Consolidated Statements of Earnings.

The following table sets forth the fair values of derivative instruments held by the Company as of June 30, 2018 and December 31, 2017 and the balance sheet lines in which they are recorded:

	Fair Value Asset (Liability)
	June 30, 2018	December 31, 2017	Balance Sheet Caption
Foreign currency forward	$4,059	$358	Prepaid / Other current assets
Foreign currency forward	(1,290)	(2,243)	Other accrued expenses

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

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

Amounts recognized in other comprehensive earnings (loss) for the gains (losses) on net investment hedges were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Gain (loss) on euro-denominated debt	$57,998	$(35,318)	$13,889	$(65,839)
Tax (expense) benefit	(12,180)	12,362	(2,917)	23,044
Net gain (loss) on net investment hedges, net of tax	$45,818	$(22,956)	$10,972	$(42,795)

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

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
	Level 2	Level 2
Assets:
Foreign currency cash flow hedges	$4,059	$358
Liabilities:
Foreign currency cash flow hedges	1,290	2,243

In addition to fair value disclosure requirements related to financial instruments carried at fair value, accounting standards require interim disclosures regarding the fair value of all of the Company’s financial instruments.

The estimated fair value of long-term debt, net at June 30, 2018 and December 31, 2017, was $3,199,810 and $3,324,776, respectively, compared to the carrying value of $2,974,940 and $2,986,702, respectively. The estimated fair value of long-term debt is based on quoted market prices for similar instruments and is, therefore, classified as Level 2 within the fair value hierarchy.

The carrying values of cash and cash equivalents, trade receivables, accounts payable and notes payable are reasonable estimates of their fair values as of June 30, 2018, and December 31, 2017 due to the short-term nature of these instruments.

12. Income Taxes

The effective tax rates for the three months ended June 30, 2018 and 2017 were 21.3% and 28.1%, respectively. The decrease in the effective tax rate for the three months ended June 30, 2018 relative to the prior comparable period was principally due to the decrease in the U.S. statutory tax rate from 35% to 21% and other U.S. tax law changes.
The effective tax rates for the six months ended June 30, 2018 and 2017 were 20.2% and 26.5%, respectively. The decrease in the effective tax rate for the six months ended June 30, 2018 relative to the prior comparable period was primarily driven by the decrease in the U.S. statutory tax rate from 35% to 21% and other U.S. tax law changes.
The discrete items for the three and six months ended June 30, 2018 primarily resulted from the net tax benefit from stock exercises and favorable audit settlements. The discrete items for the three and six months ended June 30, 2017 principally resulted from

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

adjustments to the provision based on filed tax returns in foreign jurisdictions and the effect of the settlement of the 2013 IRS audit. Additionally, the discrete items for the six months ended June 30, 2017 also included the gain on the sale of PMI.
On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the U.S. bill commonly referred to as the Tax Cuts and Jobs Act (“Tax Reform Act”). In accordance with the SAB 118 guidance, the Company recognized the provisional tax impacts related to deemed repatriated earnings and the benefit for the revaluation of deferred tax assets and liabilities in its consolidated financial statements for the year ended December 31, 2017. For the six months ended June 30, 2018, the Company recorded a $1.3 million tax benefit, which resulted in a 0.2% decrease in the effective tax rate, as an adjustment to the provisional estimates as a result of additional regulatory guidance and changes in interpretations and assumptions the Company has made as a result of the Tax Reform Act. In accordance with SAB 118, any additional adjustment to the financial reporting impact of the Tax Reform Act will be completed by the fourth quarter of 2018.

Dover and its subsidiaries file tax returns in the U.S., including various state and local returns and in other foreign jurisdictions.  We believe adequate provision has been made for all income tax uncertainties. The Company is routinely audited by taxing authorities in its filing jurisdictions, and a number of these audits are currently underway. The Company believes that within the next twelve months uncertain tax positions may be resolved and statutes of limitations will expire, which could result in a decrease in the gross amount of unrecognized tax benefits of approximately zero to $9.7 million.

13. Equity Incentive Program

The Company typically grants equity awards annually at its regularly scheduled first quarter meeting of the Compensation Committee of the Board of Directors. Additionally, in the second quarter, the Company granted equity awards to its new President and Chief Executive Officer. During the six months ended June 30, 2018, the Company issued stock-settled appreciation rights ("SARs") covering 757,603 shares, performance share awards of 122,459 and restricted stock units ("RSUs") of 284,721.

In addition, in connection with the separation of Apergy, the Company modified the outstanding equity awards for its employees. The awards were modified such that all individuals received an equivalent fair value both before and after the separation of Apergy. This modification resulted in the issuance of an additional 1,138,008 SARs, 26,316 performance shares, and 47,063 RSUs. The exercise price of these outstanding awards, where applicable, was adjusted to preserve the value of the awards immediately prior to the separation. As no incremental fair value was awarded as a result of the issuance of these additional shares, the modification did not result in additional compensation expense.

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

The range of assumptions used in determining the fair value of the SARs awarded during the respective periods were as follows:

	SARs
	2018			2017
Risk-free interest rate	2.58%	-	2.87%	1.80%
Dividend yield	1.99%	-	2.43%	2.27%
Expected life (years)	5.6	-	5.6	4.6
Volatility	20.95%	-	21.20%	21.90%

Grant price (1)	$79.75	-	$82.08	$66.84
Fair value per share at date of grant (1)	$14.58	-	$15.41	$10.65
(1) Updated to reflect the modification of grants in connection with the separation of Apergy on May 9, 2018.

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

The fair value and average attainment used in determining stock-based compensation cost for the performance shares issued in 2018 and 2017 is as follows for the six months ended June 30, 2018:

	Performance shares
	2018			2017
Fair value per share at date of grant (1)	$79.75	-	$82.08	$66.84
Average attainment rate reflected in expense	222.25%			222.49%
(1) Updated to reflect the modification of grants in connection with the separation of Apergy on May 9, 2018.

The Company also has granted RSUs, and the fair value of these awards was determined using Dover's closing stock price on the date of grant (updated to reflect the modification of grants in connection with the separation of Apergy).

Stock-based compensation is reported within selling, general and administrative expenses of continuing operations in the Condensed Consolidated Statements of Earnings. The following table summarizes the Company’s compensation expense relating to all stock-based incentive plans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Pre-tax stock-based compensation expense (continuing)	$3,658	$4,710	$10,403	$16,861
Tax benefit	(817)	(1,649)	(2,313)	(5,974)
Total stock-based compensation expense, net of tax	$2,841	$3,061	$8,090	$10,887

Stock-based compensation expense attributable to Apergy employees for the three months ended June 30, 2018 and 2017 was $174 and $608, respectively. For the six months ended June 30, 2018 and 2017, stock-based compensation expense attributable to Apergy employees was $744 and $1,261, respectively. These costs are reported within earnings from discontinued operations in the Condensed Consolidated Statement of Earnings.

14. Commitments and Contingent Liabilities

Litigation

Certain of the Company’s subsidiaries are involved in legal proceedings relating to the cleanup of waste disposal sites identified under federal and state statutes that provide for the allocation of such costs among "potentially responsible parties." In each instance, the extent of the Company’s liability appears to be very small in relation to the total projected expenditures and the number of other "potentially responsible parties" involved and is anticipated to be immaterial to the Company. In addition, certain of the Company’s subsidiaries are involved in ongoing remedial activities at certain current and former plant sites, in cooperation with regulatory agencies, and appropriate reserves have been established. At June 30, 2018 and December 31, 2017, the Company has reserves totaling $33,992 and $34,991, respectively, for environmental and other matters, including private party claims for exposure to hazardous substances that are probable and estimable.

The Company and certain of its subsidiaries are also parties to a number of other legal proceedings incidental to their businesses. These proceedings primarily involve claims by private parties alleging injury arising out of use of the Company’s products, patent infringement, employment matters, and commercial disputes. Management and legal counsel, at least quarterly, review the probable outcome of such proceedings, the costs and expenses reasonably expected to be incurred and currently accrued to-date, and the availability and extent of insurance coverage. The Company has reserves for legal matters that are probable and estimable and not otherwise covered by insurance, and at June 30, 2018 and December 31, 2017, these reserves were not significant. While it is not possible at this time to predict the outcome of these legal actions, in the opinion of management, based on the aforementioned reviews, the Company is not currently involved in any legal proceedings which, individually or in the aggregate, could have a material effect on its financial position, results of operations, or cash flows.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

Warranty Accruals

Estimated warranty program claims are provided for at the time of sale of the Company's products. Amounts provided for are based on historical costs and adjusted for new claims and are included within other accrued expenses and other liabilities in the Condensed Consolidated Balance Sheet. The changes in the carrying amount of product warranties through June 30, 2018 and 2017, were as follows:

	2018	2017
Beginning Balance, December 31 of the Prior Year	$59,403	$80,331
Provision for warranties	30,603	32,830
Settlements made	(34,746)	(37,623)
Other adjustments, including acquisitions and currency translation	(480)	178
Ending Balance, June 30	$54,780	$75,716

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

Upon separation from Dover, Apergy participants in the Dover U.S. pension plan (other than Norris USW participants) fully vested in their benefits and ceased accruing future benefits. Dover retained the obligation and participants will be able to elect lump-sum payments from plan assets post-separation. Such payments could result in a non-cash settlement charge to the Company's fourth quarter 2018 earnings when lump sum payments are expected to be paid out; the amount of which is not currently determinable. Assets and obligations related to the Norris USW participants were moved to a new plan sponsored by Apergy. The separation of Apergy triggered a pension plan curtailment which required a re-measurement of the Plan's benefit obligation in the second quarter, assuming a discount rate of 4.2% and an expected return on assets of 6.8%. The re-measurement resulted in one-time charges of $0.2 million in the second quarter of 2018.

The following tables set forth the components of the Company’s net periodic expense relating to retirement benefit plans:

Qualified Defined Benefits

	Three Months Ended June 30,				Six Months Ended June 30,
	U.S. Plan		Non-U.S. Plans		U.S. Plan		Non-U.S. Plans
	2018	2017	2018	2017	2018	2017	2018	2017
Service cost	$2,303	$3,021	$1,534	$1,343	$5,287	$6,042	$3,111	$2,660
Interest cost	5,153	5,430	1,343	1,285	10,255	10,859	2,721	2,549
Expected return on plan assets	(9,745)	(9,953)	(2,037)	(1,833)	(19,956)	(19,906)	(4,128)	(3,637)
Amortization:
Prior service cost (credit)	339	106	(111)	(112)	426	213	(226)	(222)
Recognized actuarial loss	870	1,395	782	864	2,801	2,791	1,585	1,705
Transition obligation	—	—	1	1	—	—	2	2
Net periodic (income) expense	$(1,080)	$(1)	$1,512	$1,548	$(1,187)	$(1)	$3,065	$3,057
Less: Discontinued operations	$273	$846	$73	$203	$950	$1,692	$247	$405
Net periodic (income) expense - Continuing operations	$(1,353)	$(847)	$1,439	$1,345	$(2,137)	$(1,693)	$2,818	$2,652

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

Non-Qualified Supplemental Benefits

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Service cost	$660	$618	$1,355	$1,236
Interest cost	808	1,019	1,701	2,038
Amortization:
Prior service cost	1,351	1,103	2,314	2,205
Recognized actuarial gain	(281)	(298)	(536)	(596)
Net periodic expense	$2,538	$2,442	$4,834	$4,883
Less: Discontinued operations	97	306	351	613
Net periodic expense - Continuing operations	$2,441	$2,136	$4,483	$4,270

Post-Retirement Benefit Plans

The Company also maintains post-retirement benefit plans, although these plans are closed to new entrants. The supplemental and post-retirement benefit plans are supported by the general assets of the Company. The following table sets forth the components of the Company’s net periodic expense relating to its post-retirement benefit plans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Service cost	$7	$8	$15	$17
Interest cost	72	73	145	146
Amortization:
Prior service cost	4	2	7	4
Recognized actuarial gain	(7)	(40)	(15)	(80)
Net periodic expense	$76	$43	$152	$87

The total amount amortized out of accumulated other comprehensive earnings into net periodic pension and post-retirement expense totaled $2,948 and $3,021 for the three months ended June 30, 2018 and 2017, respectively, and $6,358 and $6,022 for the six months ended June 30, 2018 and 2017, respectively.

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

Defined Contribution Retirement Plans

The Company also offers defined contribution retirement plans which cover the majority of its U.S. employees, as well as employees in certain other countries. The Company’s expense relating to defined contribution plans was $8,563, and $8,794 for the three months ended June 30, 2018 and 2017, respectively, and $18,852 and $18,110 for the six months ended June 30, 2018 and 2017.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

16. Other Comprehensive Earnings

The amounts recognized in other comprehensive (loss) earnings were as follows:

	Three Months Ended			Three Months Ended
	June 30, 2018			June 30, 2017
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$(52,979)	$(12,180)	$(65,159)	$13,812	$12,362	$26,174
Pension and other post-retirement benefit plans	2,948	(628)	2,320	3,021	(966)	2,055
Changes in fair value of cash flow hedges	2,085	(437)	1,648	(2,642)	925	(1,717)
Other	—	—	—	(657)	79	(578)
Total other comprehensive (loss) earnings	$(47,946)	$(13,245)	$(61,191)	$13,534	$12,400	$25,934

	Six Months Ended			Six Months Ended
	June 30, 2018			June 30, 2017
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$(9,934)	$(2,917)	$(12,851)	$46,902	$23,044	$69,946
Pension and other post-retirement benefit plans	6,358	(1,356)	5,002	6,022	(1,927)	4,095
Changes in fair value of cash flow hedges	3,490	(733)	2,757	(2,855)	999	(1,856)
Other	—	—	—	(274)	33	(241)
Total other comprehensive (loss) earnings	$(86)	$(5,006)	$(5,092)	$49,795	$22,149	$71,944
Total comprehensive earnings were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net earnings	$139,959	$164,058	$271,393	$336,305
Other comprehensive (loss) earnings	(61,191)	25,934	(5,092)	71,944
Comprehensive earnings	$78,768	$189,992	$266,301	$408,249

Amounts reclassified from accumulated other comprehensive (loss) to earnings during the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Foreign currency translation:
Reclassification of foreign currency translation losses to earnings from sale of subsidiary	$—	$—	$—	$3,875
Tax benefit	—	—	—	—
Net of tax	$—	$—	$—	$3,875
Pension and other postretirement benefit plans:
Amortization of actuarial losses	$1,365	$1,922	$3,837	$3,821
Amortization of prior service costs	1,583	1,099	2,521	2,201
Total before tax	2,948	3,021	6,358	6,022
Tax benefit	(628)	(966)	(1,356)	(1,927)
Net of tax	$2,320	$2,055	$5,002	$4,095
Cash flow hedges:
Net gains (loss) reclassified into earnings	$(579)	$245	$(899)	$(89)
Tax provision (benefit)	122	(86)	189	31
Net of tax	$(457)	$159	$(710)	$(58)

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

17. Segment Information

As described in Note 2 - Spin-off of Apergy Corporation, Dover completed the distribution of Apergy to its shareholders on May 9, 2018. Apergy holds entities conducting upstream energy businesses previously included in the Energy segment. Following completion of the spin-off, the retained Precision Components (Bearings & Compression) and Tulsa Winch Group businesses, which were historically reported within the former Energy segment, became part of the Fluids and Engineered Systems segments, respectively. As a result of the spin-off of Apergy, the Company no longer has the Energy segment.

Effective the second quarter of 2018, the Company categorizes its operating companies into three reportable segments based on how the Chief Operating Decision Makers (CODM) analyze performance, allocate capital and make strategic and operational decisions. The three reportable segments are as follows:

•
Engineered Systems segment is comprised of two platforms, Printing & Identification and Industrials, and is focused on the design, manufacture and service of critical equipment and components serving the fast-moving consumer goods, digital textile printing, vehicle service, environmental solutions and industrial end markets.

•
Fluids segment, serving the Fueling & Transport, Pumps and Process Solutions end markets, is focused on the safe handling of critical fluids, and providing critical components to the retail fueling, chemical, hygienic, oil and gas, power generation and industrial markets.

•	Refrigeration & Food Equipment segment is a provider of innovative and energy efficient equipment and systems serving the commercial refrigeration and food equipment end markets

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

Segment financial information and a reconciliation of segment results to consolidated results is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
Engineered Systems	$702,989	$678,285	$1,374,615	$1,307,157
Fluids	693,666	633,252	1,321,764	1,230,897
Refrigeration & Food Equipment	401,766	426,304	740,001	783,138
Intra-segment eliminations	(327)	(470)	(615)	(611)
Total consolidated revenue	$1,798,094	$1,737,371	$3,435,765	$3,320,581
Earnings from continuing operations:
Segment earnings: (1)
Engineered Systems	$126,649	$110,103	$228,715	$287,310
Fluids	93,028	91,465	160,376	158,637
Refrigeration & Food Equipment	51,372	65,829	80,554	99,391
Total segment earnings	271,049	267,397	469,645	545,338
Corporate expense / other (2)	30,050	34,818	60,813	72,100
Interest expense	32,125	36,854	67,765	73,213
Interest income	(2,563)	(2,335)	(4,620)	(4,910)
Earnings before provision for income taxes and discontinued operations	211,437	198,060	345,687	404,935
Provision for income taxes	44,981	55,585	69,822	107,372
Earnings from continuing operations	$166,456	$142,475	$275,865	$297,563

(1)	Segment earnings includes non-operating income and expense directly attributable to the segments. Non-operating income and expense includes gain on sale of businesses and other expense (income), net.

(2)
Certain expenses are maintained at the corporate level and not allocated to the segments. These expenses include executive and functional compensation costs, non-service pension costs, non-operating insurance expenses, shared business services costs and various administrative expenses relating to the corporate headquarters.

18. Share Repurchases

Under the January 2015 authorization which expired on January 9, 2018, the Company repurchased 440,608 shares of common stock during the six months ended June 30, 2018 at a total cost of $44,977, or $102.08 per share. There were 5,271,168 shares available for repurchase under this authorization upon expiration. There were no repurchases during the six months ended June 30, 2017.

In February 2018, the Company's Board of Directors approved a new standing share repurchase authorization, whereby the Company may repurchase up to 20 million shares of its common stock through December 31, 2020. This share repurchase authorization replaced the January 2015 share repurchase authorization.

On May 22, 2018, the Company entered into an accelerated share repurchase agreement (the “ASR Agreement”) with Goldman Sachs & Co. LLC (“Goldman Sachs”) pursuant to which it will repurchase $700,000 of shares in an accelerated share repurchase program (the “ASR Program”). The Company is conducting the ASR Program under the February 2018 share repurchase authorization. The Company funded the ASR Program with funds received from Apergy in connection with the consummation of the Apergy spin-off.

Under the terms of the ASR Agreement, the Company paid Goldman Sachs $700,000 on May 24, 2018 and on that date received initial deliveries of 7,078,751 shares, representing a substantial majority of the shares expected to be retired over the course of the ASR Agreement. The total number of shares ultimately repurchased under the ASR Agreement will be based on the volume-weighted average share price of Dover’s common stock during the calculation period of the ASR Program, less a discount. The ASR Program is scheduled to be completed in 2018, subject to postponement or acceleration under the terms of the ASR Agreement. The actual number of shares repurchased will be determined at the completion of the ASR Program.

As of June 30, 2018, 12,921,249 shares remain authorized for repurchase under the share repurchase authorization.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

19. Earnings per Share

The following table sets forth a reconciliation of the information used in computing basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Earnings from continuing operations	$166,456	$142,475	$275,865	$297,563
(Loss) earnings from discontinued operations, net	(26,497)	21,583	(4,472)	38,742
Net earnings	$139,959	$164,058	$271,393	$336,305
Basic earnings per common share:
Earnings from continuing operations	$1.10	$0.92	$1.80	$1.91
(Loss) earnings from discontinued operations, net	$(0.17)	$0.14	$(0.03)	$0.25
Net earnings	$0.92	$1.05	$1.77	$2.16

Weighted average shares outstanding	151,744,000	155,703,000	153,124,000	155,622,000
Diluted earnings per common share:
Earnings from continuing operations	$1.08	$0.90	$1.77	$1.89
(Loss) earnings from discontinued operations, net	$(0.17)	$0.14	$(0.03)	$0.25
Net earnings	$0.91	$1.04	$1.74	$2.14

Weighted average shares outstanding	153,938,000	157,513,000	155,573,000	157,457,000

The following table is a reconciliation of the share amounts used in computing earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Weighted average shares outstanding - Basic	151,744,000	155,703,000	153,124,000	155,622,000
Dilutive effect of assumed exercise of SARs and vesting of performance shares and RSUs	2,194,000	1,810,000	2,449,000	1,835,000
Weighted average shares outstanding - Diluted	153,938,000	157,513,000	155,573,000	157,457,000

Diluted earnings per share amounts are computed using the weighted average number of common shares outstanding and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of SARs and vesting of performance shares and RSUs, as determined using the treasury stock method.

The weighted average number of anti-dilutive potential common shares excluded from the calculation above were approximately 78,000 and 33,000 for the three months ended June 30, 2018 and 2017, respectively, and 0 and 20,000 for the six months ended June 30, 2018 and 2017, respectively.

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

During the second half of 2017, the Company developed a project plan to guide the implementation of ASU 2016-02. The Company made progress on this plan including surveying the Company’s businesses, assessing the Company’s portfolio of leases and compiling a central repository of active leases. The Company has evaluated key policy elections and considerations under the standard and drafted an internal policy to address the new standard requirements. The Company has also selected a lease accounting software solution to support the new reporting requirements and made continued progress on its configuration. The Company is assessing the design of the future lease process and has initiated training. Lease data elements, required for lease accounting, are in the process of being extracted and are being loaded into the software solution. While the Company has not yet completed its evaluation of the impact the new lease accounting guidance will have on its Consolidated Financial Statements, the Company expects to recognize right of use assets and liabilities for its operating leases in the Consolidated Balance Sheet upon adoption.

Recently Adopted Accounting Standards

In March 2018, the FASB issued ASU 2018-07, Income Taxes (Topic 740) Amendments to SEC Paragraphs Pursuant to the SEC SAB 118. This ASU provides guidance on income tax accounting implications under the Tax Reform Act. SAB 118 addressed the application of GAAP to situations when a registrant does not have the necessary information available, prepared and analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act and allows companies to record provisional amounts during the re-measurement period not to exceed one year after the enactment date while the accounting impact remains under analysis. This guidance was effective immediately upon issuance. See Note 12 — Income Taxes for further details.
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

In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU changes the income statement presentation of defined benefit and post-retirement benefit plan expense by requiring separation between operating expense (service cost component of net periodic benefit expense) and non-operating expense (all other components of net periodic benefit expense, including interest cost, amortization of prior service cost, curtailments and settlements, etc.). The operating expense component is reported with similar compensation costs while the non-operating components are reported outside of operating income. The non-operating components are reported in the other expense (income), net line item in the Consolidated Statement of Earnings. The Company’s non-service cost components of net periodic benefit cost were a benefit of $1.5 million and $1.0 million during the three months ended June 30, 2018 and 2017 respectively and a benefit of $2.9 million and $1.9 million for the six months ended June 30, 2018 and 2017, respectively. The impact of this adoption resulted in a reclassification to the Company’s Condensed Consolidated Statement of Earnings for the six months ended June 30, 2017, in which previously reported selling, general and administrative expenses (“SG&A”) was increased by $1.9 million, with a corresponding $1.9 million decrease to other expense (income), net. The Company utilized a practical expedient included in the ASU which allowed the Company to use amounts previously disclosed in its pension and other post-retirement benefits note for the prior period as the estimation basis for applying the required retrospective presentation requirements. The Company adopted this guidance on January 1, 2018.

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

OVERVIEW

Dover is a diversified global manufacturer delivering innovative equipment and components, specialty systems, consumable supplies, software and digital solutions and support services through three operating segments: Engineered Systems, Fluids, and Refrigeration & Food Equipment. The Company's entrepreneurial business model encourages, promotes and fosters deep customer engagement and collaboration, which has led to Dover's well-established and valued reputation for providing superior customer service and industry-leading product innovation. Unless the context indicates otherwise, references herein to "Dover," "the Company," and words such as "we," "us," or "our" include Dover Corporation and its consolidated subsidiaries.

Effective in the second quarter of 2018, Dover's three operating segments are as follows:

•
Our Engineered Systems segment is comprised of two platforms, Printing & Identification and Industrials, and is focused on the design, manufacture and service of critical equipment and components serving the fast-moving consumer goods, digital textile printing, vehicle service, environmental solutions and industrial end markets.

•
Our Fluids segment, serving the Fueling & Transport, Pumps and Process Solutions end markets, is focused on the safe handling of critical fluids, and providing critical components to the retail fueling, chemical, hygienic, oil and gas, power generation and industrial markets.

•	Our Refrigeration & Food Equipment segment is a provider of innovative and energy efficient equipment and systems serving the commercial refrigeration and food equipment end markets.

The following table shows the percentage of total revenue and segment earnings generated by each of our three segments for the three months ended June 30, 2018 and 2017:

	Revenue		Segment Earnings
	Three Months Ended June 30,		Three Months Ended June 30,
	2018	2017	2018	2017
Engineered Systems	39.1%	39.0%	46.7%	41.2%
Fluids	38.6%	36.5%	34.3%	34.2%
Refrigeration & Food Equipment	22.3%	24.5%	19.0%	24.6%

In the second quarter of 2018, revenue of $1.8 billion increased 3.5% from $1.7 billion, as compared to the second quarter of 2017. Results were driven by organic revenue growth of 3.5%, acquisition-related revenue growth of 0.4%, and a favorable impact from foreign currency translation of 2.2%. This growth was partially offset by a revenue decline of 2.6% due to disposed businesses primarily in our Engineered Systems and Refrigeration & Food Equipment segments.

The 3.5% organic revenue growth was led by 7.0% organic growth in our Fluids segment, which was driven by strong activity in industrial pumps and international retail fueling. Engineered Systems segment organic revenue increased 5.8%, reflecting broad-based growth across the segment with particular strength in our digital printing and environmental solutions businesses. Organic revenue declined 5.6% in our Refrigeration & Food Equipment segment driven by continued weak retail refrigeration markets, especially with respect to refrigerated door cases.

From a geographic perspective, our major geographic markets (U.S., Europe and Asia) all grew organically year over year.

During the three months ended June 30, 2018, we continued to execute our previously announced rightsizing plans. These actions resulted in approximately $6.8 million of rightsizing costs across our segments as well as at the corporate level. These charges relate to employee reductions, facility consolidations and site closures to better align our cost structure after the Apergy separation. We incurred rightsizing costs of $0.8 million in Engineered Systems, $3.7 million in Fluids and $2.3 million at the corporate level. These charges were recorded in cost of goods and services and selling, general and administrative expenses in the Condensed Consolidated Statement of Earnings. We expect to undertake additional targeted cost reduction initiatives in 2018 to reduce overhead and increase asset intensity, while preserving our ability to drive top line growth.

On May 9, 2018, the Company completed the separation of Apergy Corporation ("Apergy") from Dover through the pro rata distribution of 100% of the common stock of Apergy to Dover's shareholders of record as of the close of business on April 30, 2018. Each Dover shareholder received one share of Apergy common stock for every two shares of Dover common stock held as of the record date. As a result, Apergy became an independent, publicly traded company listed on the New York Stock Exchange, and Dover retains no ownership interest in Apergy. The distribution was structured to be tax-free to Dover and its shareholders for U.S. federal income tax purposes. Apergy holds entities conducting the upstream energy businesses previously included within our Energy segment. Following the spin-off, effective the second quarter of 2018, the Company no longer has the Energy segment and is aligned into three reportable segments. The retained Precision Components (Bearings & Compression) and Tulsa Winch Group businesses, which were historically reported within the Energy segment, became a part of the Fluids and Engineered Systems segments, respectively.

For the three and six months ended June 30, 2018 and 2017, the historical results of Apergy are presented as discontinued operations as the spin-off represents a strategic shift in operations with a major impact on our operations and financial results. Earnings from discontinued operations for the three and six months ended June 30, 2018 included costs incurred by Dover to complete the spin-off of Apergy amounting to $34.6 million and $46.4 million, respectively.

Apergy issued and sold $300 million in aggregate principal amount of its 6.375% senior notes due May 2026 in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended, and incurred $415 million in borrowings under its new senior secured term loan facility to fund a one-time cash payment of $700 million to Dover. Dover utilized the proceeds of $700 million from Apergy as the primary source of funding for $1 billion of share repurchases started in December 2017.

On May 22, 2018, we entered into an accelerated share repurchase agreement (the “ASR Agreement”) with Goldman Sachs & Co. LLC (“Goldman Sachs”) pursuant to which we will repurchase $700 million of shares in an accelerated share repurchase program (the “ASR Program”). We are conducting the ASR Program under the February 2018 share repurchase authorization. We funded the ASR Program with funds received from Apergy in connection with the consummation of the Apergy spin-off.

Under the terms of the ASR Agreement, we paid Goldman Sachs $700 million on May 24, 2018 and on that date received initial deliveries of 7,078,751 million shares, representing a substantial majority of the shares expected to be retired over the course of the ASR Agreement. The total number of shares ultimately repurchased under the ASR Agreement will be based on the volume-weighted average share price of Dover’s common stock during the calculation period of the ASR Program, less a discount. The ASR Program is scheduled to be completed in 2018, subject to postponement or acceleration under the terms of the ASR Agreement. The actual number of shares repurchased will be determined at the completion of the ASR Program.

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands, except per share data)	2018	2017	% Change	2018	2017	% Change
Revenue	$1,798,094	$1,737,371	3.5%	$3,435,765	$3,320,581	3.5%
Cost of goods and services	1,132,858	1,083,263	4.6%	2,167,700	2,090,620	3.7%
Gross profit	665,236	654,108	1.7%	1,268,065	1,229,961	3.1%
Gross profit margin	37.0%	37.6%	(0.6)	36.9%	37.0%	(0.1)

Selling, general and administrative expenses	428,775	421,270	1.8%	863,801	846,987	2.0%
Selling, general and administrative expenses as a percent of revenue	23.8%	24.2%	(0.4)	25.1%	25.5%	(0.4)

Interest expense	32,125	36,854	(12.8)%	67,765	73,213	(7.4)%
Interest income	(2,563)	(2,335)	9.8%	(4,620)	(4,910)	(5.9)%
Gain on sale of businesses	—	—	nm*	—	(90,093)	nm*
Other (income) expense, net	(4,538)	259	nm*	(4,568)	(171)	nm*

Provision for income taxes	44,981	55,585	(19.1)%	69,822	107,372	(35.0)%
Effective tax rate	21.3%	28.1%	(6.8)	20.2%	26.5%	(6.3)

Earnings from continuing operations	166,456	142,475	16.8%	275,865	297,563	(7.3)%
(Loss) earnings from discontinued operations, net	(26,497)	21,583	nm*	(4,472)	38,742	nm*
Net earnings	139,959	164,058	(14.7)%	271,393	336,305	(19.3)%
Earnings from continuing operations per common share - diluted	$1.08	$0.90	20.0%	$1.77	$1.89	(6.3)%
* nm - not meaningful

Revenue

In the second quarter of 2018, revenue increased $60.7 million, or 3.5%, from the comparable period. Results included organic revenue growth of 3.5%, acquisition-related revenue growth of 0.4%, and a favorable impact from foreign currency translation of 2.2%. This growth was partially offset by a revenue decline of 2.6% due to disposed businesses primarily within our Engineered Systems and Refrigeration & Food Equipment segments. Customer pricing favorably impacted revenue by approximately 0.6% in the second quarter of 2018.

Revenue for the six months ended June 30, 2018 increased $115.2 million, or 3.5%, from the comparable period. The increase primarily reflects organic revenue growth of 2.6%, led by our Engineered Systems and Fluids segments, acquisition-related growth of 0.5% and a favorable impact from foreign currency translation of 3.2%. Revenue growth was partially offset by revenue decline of 2.8% related primarily to disposed businesses within our Engineered Systems segment. Customer pricing favorably impacted revenue by approximately 0.7% for the six months ended June 30, 2018.

Gross Profit

Gross profit for the three months ended June 30, 2018 increased $11.1 million, or 1.7%, from the comparable period, primarily reflecting the benefits of increased sales volume and rightsizing and other restructuring actions taken in 2017, partially offset by higher material costs, inclusive of unfavorable commodity pricing impacts attributable to U.S. Section 232 tariffs, and temporary costs associated with site consolidations and supply chain disruptions within our Fluids segment. Gross profit margin decreased by 60 basis points for the three months ended June 30, 2018 from the comparable period.

Gross profit for the six months ended June 30, 2018 increased $38.1 million, or 3.1%, from the comparable period, consistent with the increase in revenues for the period. Gross profit margin decreased by 10 basis points for the six months ended June 30, 2018 from the comparable period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2018 increased $7.5 million, or 1.8%, from the comparable period, primarily due to increased restructuring charges of $4.3 million and certain costs to support higher year over year sales, partially offset by the benefit of rightsizing and other restructuring actions. As a percentage of revenue, selling, general and administrative expenses improved 40 basis points as compared to the prior year comparable period, driven by the benefit of rightsizing and other restructuring actions taken largely in 2017.

Selling, general and administrative expenses for the six months ended June 30, 2018 increased $16.8 million, or 2.0%, from the comparable period, reflecting increased restructuring charges of $4.2 million and and certain costs to support higher year over year sales, partially offset by the benefit of rightsizing and other restructuring actions. As a percentage of revenue, selling, general and administrative expenses improved 40 basis points as compared to the prior year comparable period.

Non-Operating Items

Gain on sale of businesses

There was no gain on sale of businesses for the three and six months ended June 30, 2018 or the three months ended June 30, 2017. Gain on sale of businesses of $90.1 million for the six months ended June 30, 2017 was due to the sale of Performance Motorsports International ("PMI") during the first quarter of 2017 for a pre-tax gain of $88.4 million, as well as a working capital adjustment for our sale of Tipper Tie in the fourth quarter of 2016.

Income Taxes

The effective tax rates for the three months ended June 30, 2018 and 2017 were 21.3% and 28.1%, respectively. The decrease in the effective tax rate for the three months ended June 30, 2018 relative to the prior comparable period was principally due to the decrease in the U.S. statutory tax rate from 35% to 21% and other U.S. tax law changes.

The effective tax rates for the six months ended June 30, 2018 and 2017 were 20.2% and 26.5%, respectively. The decrease in the effective tax rate for the six months ended June 30, 2018 relative to the prior comparable period was primarily driven by the decrease in the U.S. statutory tax rate from 35% to 21% and other U.S. tax law changes.
The discrete items for the three and six months ended June 30, 2018 primarily resulted from the net tax benefit from stock exercises and favorable audit settlements. The discrete items for the three and six months ended June 30, 2017 principally resulted from adjustments to the provision based on filed tax returns in foreign jurisdictions and the effect of the settlement of the 2013 IRS audit. Additionally, the discrete items for the six months ended June 30, 2017 also included the gain on the sale of PMI.
On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the U.S. bill commonly referred to as the Tax Cuts and Jobs Act (“Tax Reform Act”). In accordance with the SAB 118 guidance, the Company recognized the provisional tax impacts related to deemed repatriated earnings and the benefit for the revaluation of deferred tax assets and liabilities in its consolidated financial statements for the year ended December 31, 2017. For the six months ended June 30, 2018, the Company recorded a $1.3 million tax benefit, which resulted in a 0.2% decrease in the effective tax rate, as an adjustment to the provisional estimates as a result of additional regulatory guidance and changes in interpretations and assumptions the Company has made as a result of the Tax Reform Act. In accordance with SAB 118, any additional adjustment to the financial reporting impact of the Tax Reform Act will be completed by the fourth quarter of 2018.
Dover and its subsidiaries file tax returns in the U.S., including various state and local returns and in other foreign jurisdictions.  We believe adequate provision has been made for all income tax uncertainties. The Company is routinely audited by taxing authorities in its filing jurisdictions, and a number of these audits are currently underway. The Company believes that within the next twelve months uncertain tax positions may be resolved and statutes of limitations will expire, which could result in a decrease in the gross amount of unrecognized tax benefits of approximately 0 to $9.7 million.

Earnings from Continuing Operations

Earnings from continuing operations for the three months ended June 30, 2018 increased 16.8% to $166.5 million, or $1.08 diluted earnings per share, from $142.5 million, or $1.04 diluted earnings per share, from the comparable period. The increase in earnings from continuing operations reflects leverage on year over year volume growth in our Engineered Systems segment, the benefit of lower U.S. tax rates, reduced corporate and interest expense, the benefit of rightsizing and other restructuring actions taken in 2017 and favorable pricing. This increase was partially offset by weakness in the retail refrigeration market served by our Refrigeration & Food Equipment segment, higher material costs and higher restructuring costs. Additionally, diluted earnings per share improved due to the benefit of the accelerated share repurchase program initiated in the second quarter of 2018.

Earnings from continuing operations for the six months ended June 30, 2018 decreased 7.3% to $275.9 million, or $1.77 diluted earnings per share, from $297.6 million, or $1.89 diluted earnings per share from the comparable period. The decrease in earnings from continuing operations was attributable to the gain on sale of PMI of $61.7 million, net of tax, recognized during the six months ended June 30, 2017. Excluding this item, earnings from continuing operations for the three months ended June 30, 2018 increased $40.0 million, or 17.0%. Consistent with the three months ended June 30, 2018, the increase reflects leverage on year over year volume growth in our Engineered Systems segment, the benefit of lower U.S. tax rates, reduced corporate and interest expense, the benefit of rightsizing and other restructuring actions taken in 2017 and favorable pricing, partially offset by weakness in the retail refrigeration market served by our Refrigeration & Food Equipment segment, higher material costs and higher restructuring costs.

Additionally, diluted earnings per share improved slightly due to the benefit of the accelerated share repurchase program initiated in the second quarter of 2018. The impact of the reduction in weighted average shares outstanding will be more significant for the full year 2018.

Discontinued Operations

For the three and six months ended June 30, 2018 and 2017, the historical results of Apergy were presented as discontinued operations as the spin-off represents a strategic shift in operations with a major impact on our operations and financial results. For the three and six months ended June 30, 2018, losses from discontinued operations were $26.5 million and $4.5 million, respectively, which included costs incurred by Dover to complete the spin-off of Apergy amounting to $34.6 million and $46.4 million, respectively. For the three and six months ended June 30, 2017, earnings from discontinued operations were $21.6 million and $38.7 million, respectively.

SEGMENT RESULTS OF OPERATIONS

Engineered Systems
Our Engineered Systems segment is comprised of two platforms, Printing & Identification and Industrials, and is focused on the design, manufacture and service of critical equipment and components serving the fast-moving consumer goods, digital textile printing, vehicle service, environmental solutions and industrial end markets.

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2018	2017	% Change	2018	2017	% Change
Revenue:
Printing & Identification	$299,834	$278,220	7.8%	$582,356	$527,458	10.4%
Industrials	403,155	400,065	0.8%	792,259	779,699	1.6%
Total	$702,989	$678,285	3.6%	$1,374,615	$1,307,157	5.2%

Segment earnings (1)	$126,649	$110,103	15.0%	$228,715	$287,310	(20.4)%
Segment margin (1)	18.0%	16.2%		16.6%	22.0%

Segment EBITDA (2)	$145,852	$131,375	11.0%	$267,157	$329,180	(18.8)%
Segment EBITDA margin (2)	20.7%	19.4%		19.4%	25.2%

Other measures:
Depreciation and amortization	$19,203	$21,272	(9.7)%	$38,442	$41,870	(8.2)%

Bookings:
Printing & Identification	$306,770	$282,158	8.7%	$591,207	$538,822	9.7%
Industrials	412,780	392,816	5.1%	879,502	836,874	5.1%
	$719,550	$674,974	6.6%	$1,470,709	$1,375,696	6.9%
Backlog:
Printing & Identification				$137,019	$115,763	18.4%
Industrials				372,525	321,315	15.9%
				$509,544	$437,078	16.6%

Components of revenue growth:
Organic growth			5.8%			6.9%
Acquisitions			—%			0.2%
Dispositions			(5.0)%			(6.1)%
Foreign currency translation			2.8%			4.2%
			3.6%			5.2%
(1) Excluding gain on sale of businesses, segment earnings was $228.7 million and $198.9 million for the six months ended June 30, 2018 and 2017, respectively. Segment margin was 16.6% and 15.2% for the six months ended June 30, 2018 and 2017, respectively.
(2) Excluding gain on sale of businesses, segment EBITDA was $267.2 million and $240.8 million for the six months ended June 30, 2018 and 2017, respectively. Segment EBITDA margin was 19.4% and 18.4% for the six months ended June 30, 2018 and 2017, respectively. See "Non-GAAP Disclosures" for definitions of segment EBITDA and segment EBITDA margin.

Second Quarter 2018 Compared to the Second Quarter 2017

Engineered Systems revenue for the second quarter of 2018 increased $24.7 million, or 3.6%, as compared to the second quarter of 2017, comprised of broad-based organic growth of 5.8% and a favorable impact from foreign currency translation of 2.8%. This increase was partially offset by a 5.0% impact from the 2017 disposition of the consumer and industrial winch business of Warn Industries Inc. ("Warn"). Customer pricing favorably impacted revenue by approximately 0.9% in the second quarter of 2018.

•
Printing & Identification revenue (representing 42.7% of segment revenue) increased $21.6 million, or 7.8%, as compared to the prior year quarter. Organic revenue of 4.0%, and a favorable impact from foreign currency translation of 3.8%

contributed to year over year growth. Organic revenue growth was led by strong activity in our digital printing businesses, complemented by growth in our marking and coding businesses.

•
Industrials revenue (representing 57.3% of segment revenue) increased $3.1 million, or 0.8%, as compared to the prior year quarter. The increase reflects organic revenue growth of 7.0% and a favorable impact of foreign currency translation of 2.1% partially offset by the impact of a 2017 disposition of 8.4%. Organic revenue growth was broad-based, with particular strength in our environmental solutions business.

Engineered Systems segment earnings increased $16.5 million, or 15.0%, compared to the second quarter of 2017. This increase was primarily driven by solid conversion on organic volume growth, favorable pricing and productivity initiatives including the benefits of prior year rightsizing actions across both platforms, and the net benefit of an earn-out reversal related to a prior year acquisition of $2.8 million. These benefits were partially offset by increases in material costs, most notably steel, inclusive of unfavorable commodity pricing impacts attributable to U.S. Section 232 tariffs, and lost earnings from a 2017 divested business. Segment margin increased from 16.2% to 18.0% as compared to the prior year quarter.

Bookings increased 6.6% for the segment, including organic growth of 9.2% and a favorable impact of 2.8% from foreign currency translation, offset in part by a 5.4% impact from a disposition. Bookings for our Industrials platform increased 5.1%, compared to the prior year quarter, driven by broad-based organic growth and the favorable impact from foreign currency translation, which more than offset lost bookings from a divested business. Our Printing & Identification bookings increased 8.7% compared to the prior year quarter, driven by broad-based organic growth in both our digital printing and marking and coding businesses and the favorable impact from foreign currency translation. Segment book-to-bill was 1.02.

Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017

Engineered Systems revenue for the six months ended June 30, 2018 increased $67.5 million, or 5.2%, compared to the prior year comparable period. This was comprised of 6.9% organic revenue growth and a favorable impact from foreign currency translation of 4.2%, which was partly offset by dispositions of 6.1%. Organic revenue growth was broad based across both Printing and Identification and Industrials platforms. Customer pricing favorably impacted revenue by approximately 0.7% for the six months ended June 30, 2018.

Segment earnings for the six months ended June 30, 2018 decreased $58.6 million, or 20.4% as compared to the 2017 period, primarily impacted by the $88.4 million gain recognized from the sale of PMI in the first quarter of 2017. Excluding the PMI gain, as well as earnings of $17.1 million associated with 2017 divested businesses, segment earnings increased by $46.9 million, or 25.8%. This increase was primarily driven by solid conversion on organic volume growth, favorable pricing and productivity initiatives including the benefits of prior year rightsizing actions, as well as the net benefit of the earn-out reversal, partially offset by increases in material costs, most notably steel, inclusive of unfavorable commodity pricing impacts attributable to U.S. Section 232 tariffs, and higher restructuring costs. Segment margin decreased from 22.0% to 16.6% as compared to the prior year quarter due to the gain from the PMI sale in the first quarter of 2017. Excluding this gain, margins increased from 15.2% to 16.6% from the prior year period.

Fluids
Our Fluids segment, serving the Fueling & Transport, Pumps and Process Solutions end markets, is focused on the safe handling of critical fluids, and providing critical components to the retail fueling, chemical, hygienic, oil and gas, power generation and industrial markets.

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2018	2017	% Change	2018	2017	% Change
Revenue:
Fueling & Transport	$363,355	$330,027	10.1%	$682,659	$646,156	5.6%
Pumps	173,306	157,700	9.9%	335,615	303,309	10.7%
Process Solutions	157,005	145,525	7.9%	303,490	281,432	7.8%
	$693,666	$633,252	9.5%	$1,321,764	$1,230,897	7.4%

Segment earnings	$93,028	$91,465	1.7%	$160,376	$158,637	1.1%
Segment margin	13.4%	14.4%		12.1%	12.9%

Segment EBITDA	$128,009	$124,827	2.5%	$229,806	$224,453	2.4%
Segment EBITDA margin	18.5%	19.7%		17.4%	18.2%

Other measures:
Depreciation and amortization	$34,981	$33,362	4.9%	$69,430	$65,816	5.5%
Bookings	737,340	631,350	16.8%	1,440,801	1,270,151	13.4%
Backlog				564,959	438,445	28.9%

Components of revenue growth:
Organic growth			7.0%			3.7%
Acquisitions			0.7%			0.7%
Dispositions			(0.2)%			(0.1)%
Foreign currency translation			2.0%			3.1%
			9.5%			7.4%

Second Quarter 2018 Compared to the Second Quarter 2017

Fluids revenue for the second quarter of 2018 increased $60.4 million, or 9.5%, comprised of acquisition-related growth of 0.7%, organic growth of 7.0% and a favorable impact from foreign currency translation of 2.0%. Customer pricing favorably impacted revenue by approximately 0.5% in the second quarter of 2018.

•
Fueling & Transport revenue (representing 52.4% of segment revenue) increased $33.3 million, or 10.1%, as compared to the prior year quarter, primarily driven by the positive impact of foreign currency translation and strong international retail fueling activity, specifically in the Asia Pacific region, which was partially offset by expected lower U.S. based Europay, Mastercard and Visa (EMV) activity driven by the extended compliance date. Transport revenue improved over the prior year and the rail business experienced strong growth, in part, due to recovery from softer volumes in the first quarter.

•
Pumps revenue (representing 25.0% of segment revenue) increased $15.6 million, or 9.9%, as compared to the prior year quarter. This increase reflects growth in the chemical pumps market globally, strong activity in other industrial markets, including our biopharma and medical businesses, and a positive impact of foreign currency translation.

•
Process Solutions revenue (representing 22.6% of segment revenue) increased $11.5 million, or 7.9%, as compared to the prior year quarter. This revenue increase was driven by the acquisition of Ettlinger, strength in our Asia Pacific markets, continued infrastructure spending by our original equipment manufacturer ("OEM") customers, and favorable foreign currency translation.

Fluids segment earnings increased $1.6 million, or 1.7%, over the prior year quarter, predominantly driven by volume strength in our international markets, benefits of restructuring and rightsizing actions taken in 2017 and pricing initiatives. These benefits were largely offset by increased material costs, higher restructuring costs and approximately $7.0 million of temporary costs related to footprint consolidation and supply chain disruptions negatively impacting productivity. Segment margin decreased 100 basis points over the prior year quarter.

Overall bookings increased 16.8% as compared to the prior year quarter, driven by nearly double-digit growth in all of our platforms. Consistent with revenue trends, a substantial portion of our bookings growth was due to continued strength in our international markets. Segment book to bill was 1.06.

Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017

Fluids segment revenue increased $90.9 million, or 7.4%, as compared to the six months ended June 30, 2017, attributable to organic growth of 3.7%, acquisition-related growth of 0.7%, and a favorable impact from foreign currency translation of 3.1%. The organic growth was principally driven by industrial pump activity and solid biopharma and medical markets, along with continued strength in retail fueling in Asia. Customer pricing favorably impacted revenue by approximately 0.5% for the six months ended June 30, 2018.
Fluids segment earnings increased $1.7 million, or 1.1%, for the six months ended June 30, 2018, predominantly driven by ongoing productivity gains, benefits of restructuring and rightsizing actions taken in 2017, and pricing initiatives. These benefits were largely offset by increased material costs, costs associated with the exit of a minority interest investment, higher restructuring costs and approximately $8.0 million of temporary costs related to footprint consolidation and supply chain disruptions negatively impacting productivity. Segment margin decreased 75 basis points primarily due to one-time cost impacts driven by footprint consolidations and temporary supply chain disruptions impacting production.

Refrigeration & Food Equipment
Our Refrigeration & Food Equipment segment is a provider of innovative and energy efficient equipment and systems serving the commercial refrigeration and food equipment end markets.

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2018	2017	% Change	2018	2017	% Change
Revenue:
Refrigeration	$330,232	$353,059	(6.5)%	$608,887	$651,858	(6.6)%
Food Equipment	71,534	73,245	(2.3)%	131,114	131,280	(0.1)%
Total	$401,766	$426,304	(5.8)%	$740,001	$783,138	(5.5)%

Segment earnings	$51,372	$65,829	(22.0)%	$80,554	$99,391	(19.0)%
Segment margin	12.8%	15.4%		10.9%	12.7%

Segment EBITDA	$64,896	$80,351	(19.2)%	$107,657	$128,948	(16.5)%
Segment EBITDA margin	16.2%	18.8%		14.5%	16.5%

Other measures:
Depreciation and amortization	$13,524	$14,522	(6.9)%	$27,103	$29,557	(8.3)%
Bookings	428,816	466,276	(8.0)%	801,517	904,852	(11.4)%
Backlog				309,440	382,598	(19.1)%

Components of revenue decline:
Organic decline			(5.6)%			(6.3)%
Acquisitions			0.7%			0.6%
Dispositions			(2.2)%			(1.6)%
Foreign currency translation			1.3%			1.8%
			(5.8)%			(5.5)%

Second Quarter 2018 Compared to the Second Quarter 2017

Refrigeration & Food Equipment revenue decreased $24.5 million, or 5.8%, as compared to the second quarter of 2017, reflecting an organic revenue decline of 5.6% and the impact from dispositions of 2.2%, partially offset by a favorable impact from foreign currency translation of 1.3% and acquisition-related growth of 0.7%. Customer pricing did not have a significant impact to revenue in the second quarter of 2018.

•
Refrigeration revenue (representing 82.2% of segment revenue) decreased $22.8 million, or 6.5%, as compared to the prior year quarter, principally driven by weak capital spending and deferred remodel programs with key U.S. retail refrigeration customers, as well as certain product line exits. The retail refrigeration shortfall was partially offset by strong global demand for heat exchanger products.

•
Food Equipment revenue (representing 17.8% of segment revenue) decreased $1.7 million, or 2.3%, as compared to the prior year quarter, due to project timing in our food service equipment and can shaping businesses, partially offset by the addition of sales from our Rosario acquisition.

Refrigeration & Food Equipment segment earnings decreased $14.5 million, or 22.0%, as compared to the second quarter of 2017. Segment margin decreased 260 basis points to 12.8% due to volume reductions, unfavorable product mix and rising material costs, most notably steel, inclusive of unfavorable commodity pricing impacts attributable to U.S. Section 232 tariffs, more than offsetting productivity gains and rightsizing savings. We continued to take actions in order to reduce operating costs in response to continued market softness in our retail refrigeration markets.
Bookings in the second quarter of 2018 decreased 8.0% from the prior year quarter driven by market softness in retail refrigeration and timing of project orders in our can shaping businesses. Segment book to bill for the second quarter of 2018 was 1.07. Backlog decreased 19.1% over the prior year quarter as a result of reduced orders in our retail refrigeration and can-shaping businesses.

Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017

Refrigeration & Food Equipment segment revenue decreased $43.1 million, or 5.5%, compared to the six months ended June 30, 2017, reflecting an organic revenue decline of 6.3% and the impact from dispositions of 1.6%, partially offset by a favorable foreign currency translation of 1.8% and acquisitions of 0.6%. The organic revenue decrease for the six-month period was driven primarily by soft U.S. retail refrigeration market activity. Customer pricing favorably impacted revenue by approximately 0.9% for the six months ended June 30, 2018.
Refrigeration & Food Equipment segment earnings decreased $18.8 million, or 19.0%, for the six months ended June 30, 2018, as compared to the prior year period. Segment margin decreased to 10.9% from 12.7% in the prior year period, as benefits from rightsizing and other restructuring actions taken in 2017, productivity gains and lower restructuring costs were more than offset by volume reductions and unfavorable product mix in our retail refrigeration business and a favorable $1.7 million one-time disposition gain in 2017 due to a working capital adjustment.

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

Cash Flow Summary

The following table is derived from our Condensed Consolidated Statements of Cash Flows:

	Six Months Ended June 30,
Cash Flows from Continuing Operations (in thousands)	2018	2017
Net Cash Flows Provided By (Used In):
Operating activities	$174,740	$198,232
Investing activities	(174,203)	39,969
Financing activities	(516,837)	(309,566)

Operating Activities

Cash provided by operating activities for the six months ended June 30, 2018 decreased approximately $23.5 million compared to the comparable period in 2017. This decrease was primarily driven by higher investments in working capital of $58.6 million relative to the prior year in support of growth in organic bookings. The decrease was also attributable to higher compensation payouts primarily as a result of improved 2017 performance compared to 2016. These reductions were partially offset by higher continuing earnings before the impact of depreciation, amortization and gain on sale of businesses.

Adjusted Working Capital: We believe adjusted working capital (a non-GAAP measure calculated as accounts receivable, plus inventory, less accounts payable) provides a meaningful measure of our operational results by showing changes caused solely by revenue.

Adjusted Working Capital (dollars in thousands)	June 30, 2018	December 31, 2017
Accounts receivable	$1,281,260	$1,183,514
Inventories	764,053	677,043
Less: Accounts payable	938,425	882,007
Adjusted working capital	$1,106,888	$978,550

Adjusted working capital increased from December 31, 2017 by $128.3 million, or 13.1%, to $1.1 billion at June 30, 2018, which reflected an increase of $97.7 million in accounts receivable and an increase of $87.0 million in inventory, partially offset by an increase in accounts payable of $56.4 million. Excluding acquisitions and the effects of foreign currency translation, adjusted working capital increased by $131.2 million, or 13.4%, for the six months ended June 30, 2018 primarily driven by higher investments in working capital to support growth in organic bookings.

Investing Activities

Cash provided by or used in investing activities generally results from cash outflows for capital expenditures and acquisitions, offset by proceeds from sales of businesses and property, plant and equipment. For the six months ended June 30, 2018, we used cash through investing activities of $174.2 million as compared to cash provided by investing activities of $40.0 million for the same period in 2017, driven mainly by the following factors:

•
Acquisitions: During the six months ended June 30, 2018, we acquired Ettlinger, within the Fluids segment for $53.2 million, net of cash acquired, and Rosario, within the Refrigeration & Food Equipment segment for $15.3 million, net of cash acquired. During the six months ended June 30, 2017, we acquired Caldera within the Engineered Systems segment for a cash consideration of $25.6 million.

•
Capital spending: Our capital expenditures increased $17.4 million during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily due to investments in support of increased sales.

•
Proceeds from sale of businesses: For the six months ended June 30, 2018, we received proceeds of $2.1 million primarily from the sale of a small business in the fourth quarter of 2017. For the six months ended June 30, 2017, we generated cash of $121 million from the sale of PMI as well as from a working capital adjustment for our sale of Tipper Tie in the fourth quarter of 2016.

We anticipate that capital expenditures and any acquisitions we make through the remainder of 2018 will be funded from available cash and internally generated funds and through the issuance of commercial paper, use of established lines of credit or public or private debt or equity markets, as necessary.

Financing Activities

Our cash flow from financing activities generally relates to the use of cash for the repurchase of our common stock and payments of dividends, offset by net borrowing activity and proceeds from the exercises of share-based awards. For the six months ended June 30, 2018 and 2017, we used cash totaling $516.8 million and $309.6 million, respectively, for financing activities, with the activity primarily attributable to the following:

•
Cash received from Apergy, net of cash distributed: In connection with the separation of Apergy from Dover, Apergy incurred borrowings to fund a one-time cash payment of $700.0 million to Dover in connection with Dover's contribution to Apergy of stock and assets relating to the businesses spun off with Apergy. Dover received net cash of $689.6 million upon separation, which reflects $10.4 million of cash held by Apergy at the time of distribution and retained by it in in connection with its separation from Dover.

•
Repurchase of common stock, including prepayment under an accelerated share repurchase program: During the six months ended June 30, 2018, we used $45.0 million to repurchase 440,608 shares under the January 2015 authorization, which expired on January 9, 2018. There were no repurchases during the six months ended June 30, 2017 under the January 2015 authorization. In February 2018, our Board of Directors approved a new standing share repurchase authorization, whereby we may repurchase up to 20 million shares of our common stock through December 31, 2020. This share repurchase authorization replaced the January 2015 share repurchase authorization. During the six months ended June 30, 2018, we used $700 million to repurchase a variable number of shares through an accelerated share repurchase transaction. The Company funded the accelerated share repurchase with funds received from Apergy in connection with the consummation of the Apergy spin-off.

•
Long-term debt and commercial paper and notes payable: During the six months ended June 30, 2018, commercial paper and notes payable increased by $53.6 million to partially fund the repayment of the Company's $350.0 million 5.45% notes, which matured on March 15, 2018, offset by a decrease in net borrowings from commercial paper paid down by cash repatriated to the U.S. For the six months ended June 30, 2017, we repaid $157.4 million of commercial paper.

•
Dividend payments: Dividends paid to shareholders during the six months ended June 30, 2018 totaled $142.3 million as compared to $137.2 million during the same period in 2017. Our dividends paid per common share increased 7.0% to $0.94 during the six months ended June 30, 2018 compared to $0.88 during the same period in 2017.

•
Payments to settle employee tax obligations: Payments to settle tax obligations from the exercise of share based awards increased $9.2 million compared to the prior year period. This increase is primarily due to the increased number of shares exercised as well as an increase in the average stock price compared to the prior year period.

Cash Flows from Discontinued Operations

Our cash flows from discontinued operations for the six months ended June 30, 2018 and 2017 used $4.4 million and generated $26.6 million, respectively. These cash flows reflect the operating results of Apergy prior to its separation during the second quarter. Cash flow used in discontinued operations for the six months ended June 30, 2018 primarily reflects cash payments of spin-off costs of $46.0 million and capital expenditures, partially offset by cash provided by operations of approximately $65.3 million. Cash flow generated for the six months ended June 30, 2017 primarily reflects cash provided by discontinued operations of approximately $40.2 million, partially offset by capital expenditures.

Liquidity and Capital Resources

Free Cash Flow

In addition to measuring our cash flow generation and usage based upon the operating, investing and financing classifications included in the Condensed Consolidated Statements of Cash Flows, we also measure free cash flow (a non-GAAP measure) which represents net cash provided by operating activities minus capital expenditures. We believe that free cash flow is an important measure of operating performance because it provides management and investors a measurement of cash generated from operations that is available for mandatory payment obligations and investment opportunities, such as funding acquisitions, paying dividends, repaying debt and repurchasing our common stock.

The following table reconciles our free cash flow to cash flow provided by operating activities:

	Six Months Ended June 30,
Free Cash Flow (dollars in thousands)	2018	2017
Cash flow provided by operating activities	$174,740	$198,232
Less: Capital expenditures	(96,364)	(78,966)
Free cash flow	$78,376	$119,266

Free cash flow as a percentage of revenue	2.3%	3.6%

Free cash flow as a percentage of earnings from continuing operations	28.4%	40.1%

For the six months ended June 30, 2018, we generated free cash flow of $78.4 million, representing 2.3% of revenue and 28.4% of earnings from continuing operations. Free cash flow for the six months ended June 30, 2018 decreased $40.9 million compared to the prior year period, primarily due to lower cash flow provided by operations, as previously noted, as well as higher capital expenditures.

Capitalization

We use commercial paper borrowings for general corporate purposes, including the funding of acquisitions and the repurchase of our common stock. We maintain a $1.0 billion, five-year, unsecured committed revolving credit facility (the "Credit Agreement") with a syndicate of banks which will expire on November 10, 2020. The Credit Agreement is used as liquidity back-up for our commercial paper program. We have not drawn down any loans under the facility nor do we anticipate doing so. Under the Credit Agreement, we are required to pay a facility fee and to maintain an interest coverage ratio of consolidated EBITDA to consolidated net interest expense of not less than 3.0 to 1.0. We were in compliance with this covenant and our other long-term debt covenants at June 30, 2018 and had a coverage ratio of 10.9 to 1.0. We are not aware of any potential impairment to our liquidity and expect to remain in compliance with all of our debt covenants.

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

At June 30, 2018, our cash and cash equivalents totaled $242.8 million, of which $153.2 million was held outside the United States. At December 31, 2017, our cash and cash equivalents totaled $754.0 million, of which $609.8 million was held outside the United States. The reduction in non U.S. cash from December 31, 2017 was primarily the result of repatriating $449.7 million to the U.S. during the six months ended June 30, 2018. Cash and cash equivalents are invested in highly liquid investment-grade money market instruments and bank deposits with maturities of three months or less. We regularly invest cash in excess of near-term requirements in money market instruments or short-term investments, which consist of investment grade time deposits with original maturity dates at the time of purchase of no greater than three months.

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

Net Debt to Net Capitalization Ratio (dollars in thousands)	June 30, 2018	December 31, 2017
Current maturities of long-term debt	$1,330	$350,402
Commercial paper	283,300	230,700
Notes payable and current maturities of long-term debt	284,630	581,102
Long-term debt	2,974,940	2,986,702
Total debt	3,259,570	3,567,804
Less: Cash and cash equivalents	(242,814)	(753,964)
Net debt	3,016,756	2,813,840
Add: Stockholders' equity	2,840,591	4,383,180
Net capitalization	$5,857,347	$7,197,020
Net debt to net capitalization	51.5%	39.1%

Our net debt to net capitalization ratio increased to 51.5% at June 30, 2018 from 39.1% at December 31, 2017. The increase in this ratio was driven primarily by the reduction in our net capitalization of $1.5 billion for the period due to the $906.8 million distribution of Apergy, $745.0 million in share repurchases including prepayment under an accelerated share repurchase program, and $142.3 million of dividends, offset by $271.4 million of current earnings. As described above, we also received a cash payment of $700.0 million from Apergy upon distribution on May 9, 2018, which was used to fund share repurchases. Net debt increased $202.9 million during the period primarily due to a reduction in cash levels to fund dividends and other operating purposes, offset by net reduction in current maturities of long term debt as a result of the repayment of the $350.0 million note maturing on March 15, 2018.

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

Special Notes Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, especially "Management’s Discussion and Analysis of Financial Condition and Results of Operations," contains "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements in this document other than statements of historical fact are statements that are, or could be deemed, “forward-looking” statements. Some of these statements may be indicated by words such as “may”, “anticipate”, “expect”, believe”, “intend”, “guidance”, “estimates”, “suggest”, “will”, “plan”, “should”, “would”, “could”, “forecast” and other words and terms that use the future tense or have a similar meaning.  Forward-looking statements are based on current expectations and are subject to numerous important risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control.  Factors that could cause actual results to differ materially from current expectations include, among other things, general economic conditions and conditions in the particular markets in which we operate, changes in customer demand and capital spending, competitive factors and pricing pressures, our ability to develop and launch new products in a cost-effective manner, changes in law, including the effect of U.S. tax reform and developments with respect to trade policy and tariffs, our ability to identify and complete acquisitions and integrate and realize synergies from newly acquired businesses, the impact of interest rate and currency exchange rate fluctuations, capital allocation plans and changes in those plans, including with respect to dividends, share repurchases, investments in research and development, capital expenditures and acquisitions, our ability to derive expected benefits from restructuring, productivity initiatives and other cost reduction actions, changes in material costs or the supply of input materials, the impact of legal compliance risks and litigation, including with respect to product quality and safety, cybersecurity and privacy, our ability to capture and protect intellectual property rights, and various other factors that are described in our periodic reports filed with or furnished to the Securities and Exchange Commission, including our Annual Report on Form 10-K/A for the year ended December 31, 2017. The Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the six months ended June 30, 2018. For a discussion of our exposure to market risk, refer to Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," contained in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2017.

Item 4. Controls and Procedures

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2018.

During the second quarter of 2018, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

See Part I, Notes to Condensed Consolidated Financial Statements, Note 14 — Commitments and Contingent Liabilities.

Item 1A. Risk Factors

The risk factors disclosed in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2017 (the “Form 10-K/A”) should be considered together with information included elsewhere in this report and should not be considered the only risks to which we are exposed. In general, we are subject to the same general risks and uncertainties that impact many other industrial companies such as general economic, industry and/or market conditions and growth rates; the impact of natural disasters and their effect on global markets; possible future terrorist threats and their effect on the worldwide economy; and changes in laws or accounting rules. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may impair our business, including our results of operations, liquidity and financial condition. We are providing the following information regarding changes that have occurred to the previously disclosed risk factors in our Form 10-K/A. Except for such additional information, we believe there have been no material changes from the risk factors previously disclosed in our Form 10-K/A.

New tariffs have resulted in increased prices and could adversely affect our consolidated results of operations, financial position and cash flows.
Recently, the Trump Administration imposed Section 232 tariffs on certain steel and aluminum products imported into the U.S. which have increased the prices of these inputs. Increased prices for imported steel and aluminum products have lead domestic sellers to respond with market-based increases to prices for such inputs as well. The Trump Administration has also imposed Section 301 tariffs on goods imported from China in connection with China's intellectual property practices which may increase the cost to our customers of our products manufactured in China as well as the cost of Chinese parts and components for our products manufactured in the U.S. Additional tariffs have been announced that may be imposed on goods imported from China in the future. The new tariffs, along with any additional tariffs or trade restrictions that may be implemented by the U.S. or other countries, could result in further increased prices and a decreased available supply of steel and aluminum as well as additional imported components and inputs. We may not be able to pass price increases on to our customers and may not be able to secure adequate alternative sources of steel and aluminum on a timely basis. While retaliatory tariffs imposed by other countries on U.S. goods have not yet had a significant impact, we cannot predict further developments. The tariffs could adversely affect the operating profits for certain of our businesses and customer demand for certain of our products which could have a material adverse effect on our consolidated results of operations, financial position and cash flows.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	The table below presents shares of Dover stock that we acquired during the quarter.

					Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
Period	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	February 2018 Program (1)
April 1 to April 30	—	$—		—	20,000,000
May 1 to May 31	7,078,751	79.11	(2)	7,078,751	12,921,249
June 1 to June 30	—	—		—	12,921,249
For the Second Quarter	7,078,751	$79.11		7,078,751	12,921,249
(1) In February 2018, the Company's Board of Directors approved a new standing share repurchase authorization, whereby the Company may repurchase up to 20 million shares of its common stock through December 31, 2020. The Company repurchased 7,078,751 shares under the February 2018 authorization during the three months ended June 30, 2018. As of June 30, 2018, the number of shares still available for repurchase under the February 2018 share repurchase authorization was 12,921,249.
(2) On May 22, 2018, the Company entered into an accelerated share repurchase agreement (the “ASR Agreement”) with Goldman Sachs & Co. LLC (“Goldman Sachs”) pursuant to which it will repurchase $700 million of shares (the “ASR Program”). The Company is conducting the accelerated share repurchase under the February 2018 share repurchase authorization. The Company funded the accelerated share repurchase with funds received from Apergy in connection with the consummation of the Apergy spin-off. Under the terms of the ASR Agreement, the Company paid Goldman Sachs $700 million on May 24, 2018 and on that date received initial deliveries of 7,078,751 million shares, representing a substantial majority of the shares expected to be retired over the course of the ASR Agreement. The purchase price per share under the ASR Program is subject to adjustment. The total number of shares ultimately repurchased under the ASR Agreement will be based on the volume-weighted average share price of Dover’s common stock during the calculation period of the ASR Program, less a discount. The accelerated share repurchase is scheduled to be completed in 2018, subject to postponement or acceleration under the terms of the ASR Agreement. The actual number of shares repurchased will be determined at the completion of the ASR Program.
Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Under the Iran Threat Reduction and Syrian Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, we are required to disclose in our periodic reports if we or any of our affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran or with certain Iran-related entities or individuals designated pursuant to certain Executive Orders. Disclosure is required even where the activities are authorized by and in compliance with applicable law. In connection with the easing of certain sanctions by the U.S. against Iran in January 2016 and in compliance with the economic sanctions regulations administered by U.S. Treasury’s Office of Foreign Assets Control (“OFAC”), a wholly-owned non-U.S. subsidiary in our Fluids segment serving the pumps end market sold non-U.S. origin spare parts related to the oil, gas and/or petrochemical sectors to Iranian counterparties and non-U.S. origin pump equipment to European engineering parties with end use in the petrochemical sector in Iran, which resulted in revenue of approximately €1.35 million and net profits of approximately €986.3 thousand in the second quarter of 2018 (total revenue from contracts entered in the second quarter prior to May 8, 2018 was expected to be approximately €56.2 thousand). The sales were made pursuant to, and in compliance with, the terms and conditions of OFAC’s General License H. Our non-U.S. subsidiary will wind down its business in Iran that was conducted under General License H by November 4, 2018 in compliance with U.S. economic sanctions laws.

Item 6. Exhibits

2.1
Separation and Distribution Agreement, dated May 9, 2018, by and between Dover Corporation and Apergy Corporation, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed May 11, 2018 (SEC File No. 001-04018), is incorporated by reference.

10.1	Seventh Amendment, dated as of May 8, 2018, to the Dover Corporation Deferred Compensation Plan.*

10.2	Third Amendment, dated as of May 8, 2018, to the Dover Corporation Pension Replacement Plan.*

10.3
Master Confirmation - Accelerated Stock Buyback, dated as of May 22, 2018, between Dover Corporation and Goldman Sachs & Co. LLC, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 22, 2018(SEC File No. 001-04018), is incorporated by reference.

10.4
Employee Matters Agreement, dated May 9, 2018, by and between Dover Corporation and Apergy Corporation, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 11, 2018 (SEC File No. 001-04018), is incorporated by reference.

10.5
Tax Matters Agreement, dated May 9, 2018, by and between Dover Corporation and Apergy Corporation, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 11, 2018 (SEC File No. 001-04018), is incorporated by reference.

10.6
Transition Services Agreement, dated May 9, 2018, by and between Dover Corporation and Apergy Corporation, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed May 11, 2018 (SEC File No. 001-04018), is incorporated by reference.

31.1	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Brad M. Cerepak.

31.2	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Richard J. Tobin.

32	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Richard J. Tobin and Brad M. Cerepak.

101
The following materials from Dover Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in XBRL (eXtensible Business Reporting Language):  (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statement of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

* Executive compensation plan or arrangement

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

DOVER CORPORATION

Date:	July 19, 2018	/s/ Brad M. Cerepak
Brad M. Cerepak
Senior Vice President & Chief Financial Officer
(Principal Financial Officer)

Date:	July 19, 2018	/s/ Carrie Anderson
Carrie Anderson
Vice President, Controller
(Principal Accounting Officer)