Form 10-Q
period 2018-09-30
DOVER Corp
filed 2018-10-18
CIK 29905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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
Yes ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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

The number of shares outstanding of the Registrant’s common stock as of October 11, 2018 was 146,332,674.

Dover Corporation
Form 10-Q

Item 1. Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$1,747,403	$1,747,775	$5,183,168	$5,068,356
Cost of goods and services	1,100,883	1,098,582	3,268,583	3,189,202
Gross profit	646,520	649,193	1,914,585	1,879,154
Selling, general and administrative expenses	426,445	410,040	1,290,246	1,257,027
Operating earnings	220,075	239,153	624,339	622,127
Interest expense	31,192	35,372	98,957	108,585
Interest income	(2,060)	(1,759)	(6,680)	(6,669)
Gain on sale of businesses	—	—	—	(90,093)
Other (income) expense, net	(2,073)	(1,236)	(6,641)	(1,407)
Earnings before provision for income taxes	193,016	206,776	538,703	611,711
Provision for income taxes	35,711	47,321	105,533	154,693
Earnings from continuing operations	157,305	159,455	433,170	457,018
Earnings (loss) from discontinued operations, net	—	19,457	(4,472)	58,199
Net earnings	$157,305	$178,912	$428,698	$515,217

Earnings per share from continuing operations:
Basic	$1.07	$1.02	$2.87	$2.94
Diluted	$1.05	$1.01	$2.82	$2.90
Earnings (loss) per share from discontinued operations:
Basic	$—	$0.12	$(0.03)	$0.37
Diluted	$—	$0.12	$(0.03)	$0.37
Net earnings per share:
Basic	$1.07	$1.15	$2.84	$3.31
Diluted	$1.05	$1.14	$2.79	$3.27
Weighted average shares outstanding:
Basic	147,344	155,757	151,177	155,668
Diluted	149,457	157,555	153,429	157,565
Dividends paid per common share	$0.48	$0.47	$1.42	$1.35

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net earnings	$157,305	$178,912	$428,698	$515,217
Other comprehensive (loss) earnings, net of tax
Foreign currency translation adjustments:
Foreign currency translation (losses) gains	(13,567)	93,269	(26,418)	159,340
Reclassification of foreign currency translation losses to earnings	—	—	—	3,875
Total foreign currency translation adjustments	(13,567)	93,269	(26,418)	163,215
Pension and other post-retirement benefit plans:
Amortization of actuarial losses included in net periodic pension cost	402	1,375	3,409	4,066
Amortization of prior service costs included in net periodic pension cost	704	700	2,699	2,104
Total pension and other post-retirement benefit plans	1,106	2,075	6,108	6,170
Changes in fair value of cash flow hedges:
Unrealized net (losses) gains arising during period	(1,449)	(192)	2,019	(1,989)
Net losses (gains) reclassified into earnings	364	(271)	(347)	(329)
Total cash flow hedges	(1,085)	(463)	1,672	(2,318)
Other	—	272	—	31
Other comprehensive (loss) earnings	(13,546)	95,153	(18,638)	167,098
Comprehensive earnings	$143,759	$274,065	$410,060	$682,315

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$209,277	$753,964
Receivables, net of allowances of $29,760 and $34,479	1,283,775	1,183,514
Inventories	803,981	677,043
Prepaid and other current assets	162,016	175,626
Total current assets	2,459,049	2,790,147
Property, plant and equipment, net	806,737	787,940
Goodwill	3,719,598	3,686,372
Intangible assets, net	1,195,850	1,282,624
Other assets and deferred charges	280,536	245,723
Assets of discontinued operations	—	1,865,553
Total assets	$8,461,770	$10,658,359
Liabilities and Stockholders' Equity
Current liabilities:
Notes payable and current maturities of long-term debt	$298,659	$581,102
Accounts payable	948,640	882,007
Accrued compensation and employee benefits	215,128	228,118
Accrued insurance	99,001	101,619
Other accrued expenses	312,577	334,435
Federal and other income taxes	16,300	14,697
Total current liabilities	1,890,305	2,141,978
Long-term debt	2,981,923	2,986,702
Deferred income taxes	330,888	348,201
Noncurrent income tax payable	98,954	108,497
Other liabilities	411,766	425,548
Liabilities of discontinued operations	—	264,253
Stockholders' equity:
Total stockholders' equity	2,747,934	4,383,180
Total liabilities and stockholders' equity	$8,461,770	$10,658,359

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Common stock $1 par value	Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive (loss) earnings	Total stockholders' equity
Balance at December 31, 2017	$256,992	$942,485	$(5,077,039)	$8,455,501	$(194,759)	$4,383,180
Adoption of ASU 2018-02 (1)	—	—	—	12,856	(12,856)	—
Cumulative catch-up adjustment related to Adoption of Topic 606 (1)	—	—	—	175	—	175
Net earnings	—	—	—	428,698	—	428,698
Dividends paid	—	—	—	(213,126)	—	(213,126)
Separation of Apergy	—	—	—	(939,743)	32,928	(906,815)
Common stock issued for the exercise of share-based awards	783	(45,226)	—	—	—	(44,443)
Stock-based compensation expense	—	16,590	—	—	—	16,590
Common stock acquired, including accelerated share repurchase program	—	(140,000)	(752,771)	—	—	(892,771)
Other comprehensive loss, net of tax	—	—	—	—	(18,638)	(18,638)
Other, net	—	(4,916)	—	—	—	(4,916)
Balance at September 30, 2018	$257,775	$768,933	$(5,829,810)	$7,744,361	$(193,325)	$2,747,934
 (1) See Note 20 — Recent Accounting Pronouncements and Note 3 — Revenue for additional information.

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Operating Activities:
Net earnings	$428,698	$515,217
Adjustments to reconcile net earnings to cash from operating activities:
Loss (earnings) from discontinued operations, net	4,472	(58,199)
Depreciation and amortization	206,018	212,161
Stock-based compensation expense	15,846	19,878
Gain on sale of businesses	—	(90,093)
Cash effect of changes in assets and liabilities:
Accounts receivable, net	(119,687)	(64,803)
Inventories	(130,351)	(65,682)
Prepaid expenses and other assets	(34,604)	(2,806)
Accounts payable	87,898	66,734
Accrued compensation and employee benefits	(17,101)	2,624
Accrued expenses and other liabilities	(8,169)	(44,177)
Accrued and deferred taxes, net	(390)	(38,459)
Other, net	(13,946)	1,602
Net cash provided by operating activities	418,684	453,997
Investing Activities:
Additions to property, plant and equipment	(134,556)	(130,362)
Acquisitions, net of cash and cash equivalents acquired	(68,557)	(25,568)
Proceeds from sale of property, plant and equipment	4,681	5,989
Proceeds from sale of businesses	2,069	121,175
Other	(13,762)	21,151
Net cash used in investing activities	(210,125)	(7,615)
Financing Activities:
Cash received from Apergy, net of cash distributed	689,643	—
Repurchase of common stock, including prepayment under an accelerated share repurchase program	(892,771)	—
Change in commercial paper and notes payable	67,617	(279,927)
Dividends paid to stockholders	(213,126)	(210,549)
Payments to settle employee tax obligations on exercise of share-based awards	(44,443)	(13,812)
Repayment of long-term debt	(350,000)	—
Other	(6,233)	(2,913)
Net cash used in financing activities	(749,313)	(507,201)
Cash Flows from Discontinued Operations
Net cash provided by operating activities of discontinued operations	15,790	57,882
Net cash used in investing activities of discontinued operations	(23,705)	(26,790)
Net cash (used in) provided by discontinued operations	(7,915)	31,092
Effect of exchange rate changes on cash and cash equivalents	3,982	2,620
Net decrease in cash and cash equivalents	(544,687)	(27,107)
Cash and cash equivalents at beginning of period	753,964	349,146
Cash and cash equivalents at end of period	$209,277	$322,039

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

1. Basis of Presentation

The accompanying unaudited interim Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim periods and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America ("GAAP") for complete financial statements. These unaudited interim Condensed Consolidated Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes for Dover Corporation ("Dover" or the "Company") for the year ended December 31, 2017, included in the Company's Annual Report on Form 10-K/A filed with the SEC on February 16, 2018. The year end Condensed Consolidated Balance Sheet was derived from audited financial statements. Certain amounts in the prior periods have been reclassified to conform to the current year presentation.

On May 9, 2018, the Company completed a pro-rata distribution of the common stock of Apergy Corporation ("Apergy") to the Company's shareholders of record as of the close of business on April 30, 2018. Apergy holds entities conducting upstream energy businesses previously included in the Energy segment. As discussed in Note 5 - Discontinued and Disposed Operations, the Apergy businesses met the criteria to be reported as discontinued operations because the spin-off is a strategic shift in business that has a major effect on the Company's operations and financial results. Therefore, the Company is reporting the historical results of Apergy, including the results of operations, cash flows, and related assets and liabilities, as discontinued operations for all periods presented herein. Subsequent to the spin-off of Apergy, effective the second quarter of 2018, the Company no longer has the Energy segment and is aligned into three reportable segments. See Note 17 —Segment Information for additional information regarding the updated segments, including segment results for the three and nine months ended September 30, 2018 and 2017. Unless otherwise noted, the accompanying Notes to the Consolidated Financial Statements have all been revised to reflect the effect of the separation of Apergy and all prior year balances have been revised accordingly to reflect continuing operations only.

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

In connection with the spin-off from the company, Apergy issued and sold $300.0 million in aggregate principal amount of its 6.375% senior notes due May 2026 in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended, and incurred $415.0 million in borrowings under its new senior secured term loan facility to fund a one-time cash payment of $700.0 million to Dover. Dover received net cash of $689.6 million upon separation, which reflects $10.4 million of cash held by Apergy on the distribution date and retained by it in connection with its separation from Dover. Dover utilized the proceeds from Apergy as the primary source of funding for $1 billion of share repurchases started in December 2017. See Note 18 — Share Repurchases for further information.
Included within the net assets distributed to Apergy is approximately $33 million of accumulated other comprehensive earnings attributable to Apergy, relating primarily to foreign currency translation gains, offset by unrecognized losses on pension obligations.
The historical results of Apergy, including the results of operations, cash flows, and related assets and liabilities have been reclassified to discontinued operations for all periods presented herein. See Note 5 — Discontinued and Disposed Operations. Pursuant to the separation of Apergy from Dover, and the related separation and distribution agreements, any liabilities due from Dover to Apergy are not significant and will be paid in the near future.

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

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

The following table presents revenue disaggregated by end market and segment:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2018	2018
Printing & Identification	$283,232	$865,588
Industrials	388,302	1,180,561
Total Engineered Systems segment	671,534	2,046,149
Fueling & Transport	367,617	1,050,276
Pumps	167,542	503,157
Process Solutions	154,906	458,396
Total Fluids segment	690,065	2,011,829
Refrigeration	328,281	937,168
Food Equipment	57,933	189,047
Total Refrigeration & Food Equipment segment	386,214	1,126,215
Intra-segment eliminations	(410)	(1,025)
Total Consolidated Revenue	$1,747,403	$5,183,168

The following table presents revenue disaggregated by geography based on the location of the Company's customer:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2018	2018
United States	$922,261	$2,707,470
Europe	369,479	1,158,891
Asia	219,645	633,280
Other Americas	166,182	467,523
Other	69,836	216,004
Total	$1,747,403	$5,183,168

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

Transaction Price Allocated to the Remaining Performance Obligations

At September 30, 2018, we estimated that $71.6 million in revenue is expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. We expect to recognize approximately 56% of our unsatisfied (or partially unsatisfied) performance obligations as revenue in 2019, with the remaining balance to be recognized in 2020 and thereafter.

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

Contract Balances

The following table provides information about contract assets and contract liabilities from contracts with customers:

	September 30, 2018	At Adoption
Contract assets	$16,202	$11,932
Contract liabilities - current	43,075	48,268
Contract liabilities - non-current	9,617	9,916

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

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

Significant changes in contract assets and liabilities balances during the period are as follows:

Contract Assets
Opening balance at January 1, 2018	$11,932
Cumulative catch-up adjustment upon transition	701
Changes in the estimate of the stage of completion	10,870
Transferred to receivables from contract assets recognized during the period	(7,255)
Other	(46)
Closing balance at September 30, 2018	$16,202

Contract Liabilities
Opening balance at January 1, 2018	$58,184
Cumulative catch-up adjustment upon transition	—
Revenue recognized that was included in the contract liability balance at the beginning of the period	(52,730)
Increases due to cash received, excluding amounts recognized as revenue during the period	47,880
Other	(642)
Closing balance at September 30, 2018	$52,692

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

Changes in Accounting Policies

The Company adopted Topic 606, effective January 1, 2018, using the modified retrospective method applying Topic 606 to contracts that are not complete as of the date of initial application. Under the modified retrospective method, the cumulative effect of applying the standard has been recognized at the date of initial application, January 1, 2018. The comparative information has not been adjusted and continues to be reported under Topic 605. The Company's accounting policy has been updated to align with Topic 606, and no significant changes to revenue recognition have occurred as a result of the change.

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

The impact of adopting Topic 606 was not material to the Company’s consolidated financial statements as of and for the three and nine months ended September 30, 2018.

4. Acquisitions

2018 Acquisitions

During the nine months ended September 30, 2018, the Company acquired two businesses in separate transactions for total consideration of $68,557, net of cash acquired. These businesses were acquired to complement and expand upon existing operations within the Fluids and Refrigeration & Food Equipment segments. The goodwill recorded as a result of these acquisitions reflects the benefits expected to be derived from product line expansions and operational synergies. The goodwill is non-deductible for U.S. federal income tax purposes for these acquisitions.

On January 2, 2018, the Company acquired 100% of the voting stock of Ettlinger Group ("Ettlinger"), within the Fluids segment for $53,218, net of cash acquired. In connection with this acquisition, the Company recorded goodwill of $36,493 and intangible assets of $19,907, primarily related to customer intangibles. The intangible assets are being amortized over 8 to 15 years.

On January 12, 2018, the Company acquired 100% of the voting stock of Rosario Handel B.V. ("Rosario"), within the Refrigeration & Food Equipment segment for total consideration of $15,339, net of cash acquired. In connection with this acquisition, the Company recorded goodwill of $10,402 and a customer intangible asset of $4,149. The customer intangible asset is being amortized over 10 years.

2017 Acquisitions

During the nine months ended September 30, 2017, the Company acquired Caldera Graphics S.A.S. ("Caldera") within the Engineered Systems segment for $32,680, net of cash acquired and including contingent consideration. In connection with this acquisition, the Company recorded goodwill of $24,649 and intangible assets of $8,169, primarily related to customer intangibles. The goodwill is non-deductible for U.S. federal income tax purposes. The intangible assets are being amortized over 7 to 15 years.

Pro Forma Information

The following unaudited pro forma information illustrates the impact of 2018 and 2017 acquisitions on the Company’s revenue and earnings from operations for the nine months ended September 30, 2018 and 2017, respectively. In the year 2017, the Company acquired two businesses in separate transactions for total net consideration of $34,300.

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

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

The unaudited pro forma effects for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
As reported	$1,747,403	$1,747,775	$5,183,168	$5,068,356
Pro forma	1,747,403	1,756,565	5,183,484	5,097,953
Earnings:
As reported	$157,305	$159,455	$433,170	$457,018
Pro forma	157,097	160,686	436,811	456,833
Basic earnings per share:
As reported	$1.07	$1.02	$2.87	$2.94
Pro forma	1.07	1.03	2.89	2.93
Diluted earnings per share:
As reported	$1.05	$1.01	$2.82	$2.90
Pro forma	1.05	1.02	2.85	2.90

5. Discontinued and Disposed Operations

Discontinued Operations

The Apergy businesses, as discussed in Note 2, met the criteria to be reported as discontinued operations because the spin-off is a strategic shift in business that has a major effect on the Company's operations and financial results. Therefore, the results of discontinued operations for the three and nine months ended September 30, 2018 and 2017 include the historical results of Apergy prior to its distribution on May 9, 2018. The three and nine months ended September 30, 2018 included costs incurred by Dover to complete the spin-off of Apergy amounting to $0 and $46,384, respectively, reflected in selling, general and administrative expenses in discontinued operations. The spin-off costs for the three and nine months ended September 30, 2017 were both at $1,721. See Note 2 Spin-off of Apergy Corporation for further information.

Summarized results of the Company's discontinued operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$—	$258,649	$403,688	$745,079
Cost of goods and services	—	163,509	254,205	469,280
Gross profit	—	95,140	149,483	275,799
Selling, general and administrative expenses	—	64,170	144,114	186,517
Operating earnings	—	30,970	5,369	89,282
Other expense, net	—	318	349	802
Earnings from discontinued operations before taxes	—	30,652	5,020	88,480
Provision for income taxes	—	11,195	9,492	30,281
Earnings (loss) from discontinued operations, net of tax	$—	$19,457	$(4,472)	$58,199

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

On May 9, 2018, all assets and liabilities of Apergy were spun-off. Therefore, as of September 30, 2018, there were no assets and liabilities classified as discontinued operations.

Disposed Operations

2018

There were no other dispositions aside from the spin-off of Apergy during the nine months ended September 30, 2018.

2017

On February 14, 2017, the Company completed the sale of Performance Motorsports International ("PMI"), which was a wholly owned subsidiary of the Company that manufactures pistons and other engine related components serving the motorsports and powersports markets. Total consideration for the transaction was $147,313, including cash proceeds of $118,706. We recognized a pre-tax gain on sale of $88,402 for the nine months ended September 30, 2017 within gain on sale of businesses in the Condensed Consolidated Statements of Earnings and recorded a 25% equity method investment at fair value of $18,607 as well as a subordinated note receivable of $10,000.

During the nine months ended September 30, 2017, the Company recorded a working capital adjustment for the sale of Tipper Tie in the fourth quarter of 2016 for $1,691. This adjustment is included within gain on sale of businesses in the Condensed Consolidated Statements of Earnings.

These disposals did not represent strategic shifts in operations and, therefore, did not qualify for presentation as discontinued operations.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

6. Inventories

	September 30, 2018	December 31, 2017
Raw materials	$409,217	$400,009
Work in progress	177,567	128,296
Finished goods	330,147	251,402
Subtotal	916,931	779,707
Less reserves	(112,950)	(102,664)
Total	$803,981	$677,043

7. Property, Plant and Equipment, net

	September 30, 2018	December 31, 2017
Land	$54,060	$54,918
Buildings and improvements	523,624	517,049
Machinery, equipment and other	1,549,991	1,472,852
Property, plant and equipment, gross	2,127,675	2,044,819
Total accumulated depreciation	(1,320,938)	(1,256,879)
Property, plant and equipment, net	$806,737	$787,940

Depreciation expense totaled $32,514 and $34,663 for the three months ended September 30, 2018 and 2017, respectively. For the nine months ended September 30, 2018 and 2017, depreciation expense was $97,625 and $98,812, respectively.

8. Goodwill and Other Intangible Assets

ASC 350, “Intangibles - Goodwill and Other Intangibles” provides guidance on an entity's subsequent measurement and subsequent recognition of goodwill and other intangibles, including subsequent changes to carrying amounts, including impairment and fair value adjustments. In accordance with the guidance set forth in ASC 350, and in connection with the separation of Apergy, the Company was required to calculate the portion of goodwill included in the Apergy distribution. Using a relative fair value approach, the Company reallocated $3,546 of goodwill from a reporting unit that included Apergy to a reporting unit now included within the Engineered Systems segment. Refer to See Note 17 —Segment Information for further information.

Further, the Company realigned its remaining businesses and reallocated goodwill among its reporting units based on their relative fair value and tested goodwill for impairment in the second quarter of 2018. The Company concluded that no impairment indicators exist.

The changes in the carrying value of goodwill by reportable operating segments were as follows:

	Engineered Systems	Fluids	Refrigeration & Food Equipment	Total
Balance at December 31, 2017	$1,645,389	$1,504,284	$536,699	$3,686,372
Reallocation due to Apergy separation	3,546	—	—	3,546
Acquisitions	—	36,493	10,402	46,895
Purchase price adjustments	328	—	—	328
Foreign currency translation	(6,483)	(10,627)	(433)	(17,543)
Balance at September 30, 2018	$1,642,780	$1,530,150	$546,668	$3,719,598

During the nine months ended September 30, 2018, the Company recorded additions of $46,895 to goodwill as a result of the acquisitions discussed in Note 4 — Acquisitions. The net goodwill transferred to Apergy on May 9, 2018 amounted to $899,888.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

The Company’s definite-lived and indefinite-lived intangible assets by major asset class were as follows:

	September 30, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Customer intangibles	$1,416,686	$628,959	$787,727	$1,405,361	$559,447	$845,914
Trademarks	217,289	69,224	148,065	217,621	58,523	159,098
Patents	145,357	127,590	17,767	145,577	123,135	22,442
Unpatented technologies	157,394	82,670	74,724	152,913	71,284	81,629
Distributor relationships	85,202	36,874	48,328	85,794	32,092	53,702
Drawings & manuals	32,832	23,175	9,657	32,739	20,767	11,972
Other	28,346	15,534	12,812	23,095	12,028	11,067
Total	2,083,106	984,026	1,099,080	2,063,100	877,276	1,185,824
Unamortized intangible assets:
Trademarks	96,770	—	96,770	96,800	—	96,800
Total intangible assets, net	$2,179,876	$984,026	$1,195,850	$2,159,900	$877,276	$1,282,624

Amortization expense was $35,576 and $37,870, respectively, including acquisition-related intangible amortization of $35,258 and $37,324 for the three months ended September 30, 2018 and 2017, respectively. For the nine months ended September 30, 2018 and 2017, amortization expense was $108,393 and $113,349, respectively, including acquisition-related intangible amortization of $107,092 and $111,722, respectively.

9. Restructuring Activities

The Company's restructuring charges by segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Engineered Systems	$10,637	$926	$13,872	$2,744
Fluids	10,473	2,403	16,021	6,910
Refrigeration & Food Equipment	452	1,185	598	2,710
Corporate	2,639	—	5,932	—
Total	$24,201	$4,514	$36,423	$12,364
These amounts are classified in the Condensed Consolidated Statements of Earnings as follows:
Cost of goods and services	$3,586	$1,840	$7,985	$6,075
Selling, general and administrative expenses	20,615	2,674	28,438	6,289
Total	$24,201	$4,514	$36,423	$12,364

The restructuring expenses of $24,201 and $36,423 incurred during the three and nine months ended September 30, 2018, respectively, were related to restructuring programs initiated during 2018 and 2017. Restructuring expense includes $24,201 and $34,058 related to rightsizing restructuring programs for the three and nine months ended September 30, 2018, respectively. The current quarter rightsizing programs were comprised primarily of broad-based selling, general and administrative expense reduction initiatives designed to increase operating margin, enhance operations and position the Company for sustained growth and investment. The first half of the year rightsizing programs were largely initiated in the fourth quarter of 2017 and designed to better align the Company's cost structure in preparation for the Apergy separation and included targeted facility consolidations, headcount reductions and other measures to further optimize operations. The rightsizing actions taken due to the Apergy separation are substantially complete. The Company expects to incur total charges of approximately $39 million related to selling, general and administrative expense reduction initiatives, $21 million of which was incurred during the three months ended September 30, 2018 and $18 million of which the Company expects to incur during the fourth quarter of 2018 and into the first half of 2019.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

The $24,201 of restructuring charges incurred during the third quarter of 2018 primarily included the following items:

•	The Engineered Systems segment recorded $10,637 of restructuring charges related to programs focused on headcount reduction.

•	The Fluids segment recorded $10,473 of restructuring charges principally related to headcount reductions and facility restructuring costs, focused on achieving acquisition integration benefits.

•	The Refrigeration and Food Equipment segment recorded $452 of restructuring expense primarily due to headcount reductions and facility restructuring costs.

•	Corporate recorded $2,639 of restructuring charges primarily related to headcount reductions.

The Company’s severance and exit accrual activities were as follows:

	Severance	Exit		Total
Balance at December 31, 2017	$25,681	$5,591		$31,272
Restructuring charges	31,786	4,637		36,423
Payments	(31,100)	(7,483)		(38,583)
Other, including foreign currency translation	(934)	(288)	(1)	(1,222)
Balance at September 30, 2018	$25,433	$2,457		$27,890

(1)	Other activity in exit reserves primarily represents the non-cash write-off of certain long-lived assets and inventory in connection with certain facility closures and product exits.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

10. Borrowings

Borrowings consisted of the following:

	September 30, 2018	December 31, 2017
Short-term
Current portion of long-term debt and short-term borrowings	$59	$350,402
Commercial paper	298,600	230,700
Notes payable and current maturities of long-term debt	$298,659	$581,102

		Carrying amount (1)
	Principal	September 30, 2018	December 31, 2017
Long-term
5.45% 10-year notes due March 15, 2018	$350,000	$—	$349,918
2.125% 7-year notes due December 1, 2020 (euro-denominated)	€300,000	352,119	354,349
4.30% 10-year notes due March 1, 2021	$450,000	449,108	448,831
3.150% 10-year notes due November 15, 2025	$400,000	395,200	394,695
1.25% 10-year notes due November 9, 2026 (euro-denominated)	€600,000	696,793	701,058
6.65% 30-year debentures due June 1, 2028	$200,000	199,029	198,954
5.375% 30-year debentures due October 15, 2035	$300,000	295,748	295,561
6.60% 30-year notes due March 15, 2038	$250,000	247,798	247,713
5.375% 30-year notes due March 1, 2041	$350,000	343,808	343,600
Other		2,320	2,034
Total long-term debt		2,981,923	3,336,713
Less long-term debt current portion		—	(350,011)
Net long-term debt		$2,981,923	$2,986,702
(1) Carrying amount is net of unamortized debt discount and deferred debt issuance costs. Total unamortized debt discounts were
$16.4 million and $17.6 million as of September 30, 2018 and December 31, 2017, respectively. Total deferred debt issuance costs were $13.5 million and $14.9 million as of September 30, 2018 and December 31, 2017, respectively.

On March 15, 2018, the outstanding 5.45% notes with a principal value of $350.0 million matured. The repayment of debt was funded by the Company's commercial paper program and through a reduction of existing cash balances.

The Company maintains a $1.0 billion five-year unsecured revolving credit facility (the "Credit Agreement") with a syndicate of banks which expires on November 10, 2020. The Company was in compliance with all covenants in the Credit Agreement and other long-term debt covenants at September 30, 2018 and had a coverage ratio of 10.2 to 1.0. The Company uses the Credit Agreement as liquidity back-up for its commercial paper program and has not drawn down any loans under the facility and does not anticipate doing so. The Company generally uses commercial paper borrowings for general corporate purposes, funding of acquisitions and repurchases of its common stock.

As of September 30, 2018, the Company had approximately $142.3 million outstanding in letters of credit and performance and other guarantees which expire on various dates in 2018 through 2028. These letters of credit are primarily maintained as security for insurance, warranty and other performance obligations. In general, we would only be liable for the amount of these guarantees in the event of default in the performance of our obligations.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

11. Financial Instruments

Derivatives

The Company is exposed to market risk for changes in foreign currency exchange rates due to the global nature of its operations and certain commodity risks. In order to manage these risks, the Company has hedged portions of its forecasted sales and purchases to occur within the next twelve months that are denominated in non-functional currencies, with currency forward contracts designated as cash flow hedges. At September 30, 2018 and December 31, 2017, the Company had contracts with U.S. dollar equivalent notional amounts of $205,850 and $115,580, respectively, to exchange foreign currencies, principally the Pound Sterling, Chinese Yuan, Swedish Krona, Swiss Franc, Canadian Dollar and Euro. The Company believes it is probable that all forecasted cash flow transactions will occur.

In addition, the Company had outstanding contracts with a total notional amount of $98,008 and $59,952 as of September 30, 2018 and December 31, 2017, respectively, that are not designated as hedging instruments. These instruments are used to reduce the Company's exposure for operating receivables and payables that are denominated in non-functional currencies. Gains and losses on these contracts are recorded in other (income) expense, net in the Condensed Consolidated Statements of Earnings.

The following table sets forth the fair values of derivative instruments held by the Company as of September 30, 2018 and December 31, 2017 and the balance sheet lines in which they are recorded:

	Fair Value Asset (Liability)
	September 30, 2018	December 31, 2017	Balance Sheet Caption
Foreign currency forward	$3,158	$358	Prepaid / Other current assets
Foreign currency forward	(1,456)	(2,243)	Other accrued expenses

For a cash flow hedge, the effective portion of the change in estimated fair value of a hedging instrument is recorded in accumulated other comprehensive loss as a separate component of the Condensed Consolidated Statement of Stockholders' Equity and is reclassified into revenues and cost of goods and services in the Condensed Consolidated Statements of Earnings during the period in which the hedged transaction is recognized. The amount of gains or losses from hedging activity recorded in earnings is not significant, and the amount of unrealized gains and losses from cash flow hedges that are expected to be reclassified to earnings in the next twelve months is not significant; therefore, additional tabular disclosures are not presented. There are no amounts excluded from the assessment of hedge effectiveness and the Company's derivative instruments that are subject to credit risk contingent features were not significant.

The Company is exposed to credit loss in the event of nonperformance by counterparties to the financial instrument contracts held by the Company; however, nonperformance by these counterparties is considered unlikely as the Company’s policy is to contract with highly-rated, diversified counterparties.

The Company has designated the €600,000 and €300,000 of euro-denominated notes issued November 9, 2016 and December 4, 2013, respectively, as hedges of a portion of its net investment in euro-denominated operations. Changes in the value of the euro-denominated debt are recognized in foreign currency translation adjustments within other comprehensive (loss) earnings of the Condensed Consolidated Statements of Comprehensive Earnings to offset changes in the value of the net investment in euro-denominated operations.

Amounts recognized in other comprehensive (loss) earnings for the gains (losses) on net investment hedges were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
(Loss) gain on euro-denominated debt	$(6,155)	$(58,419)	$7,734	$(124,258)
Tax benefit (expense)	1,293	20,446	(1,624)	43,490
Net (loss) gain on net investment hedges, net of tax	$(4,862)	$(37,973)	$6,110	$(80,768)

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

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
	Level 2	Level 2
Assets:
Foreign currency cash flow hedges	$3,158	$358
Liabilities:
Foreign currency cash flow hedges	1,456	2,243

In addition to fair value disclosure requirements related to financial instruments carried at fair value, accounting standards require interim disclosures regarding the fair value of all of the Company’s financial instruments.

The estimated fair value of long-term debt, net at September 30, 2018 and December 31, 2017, was $3,162,629 and $3,324,776, respectively, compared to the carrying value of $2,981,923 and $2,986,702, respectively. The estimated fair value of long-term debt is based on quoted market prices for similar instruments and is, therefore, classified as Level 2 within the fair value hierarchy.

The carrying values of cash and cash equivalents, trade receivables, accounts payable and notes payable are reasonable estimates of their fair values as of September 30, 2018, and December 31, 2017 due to the short-term nature of these instruments.

12. Income Taxes

The effective tax rates for the three months ended September 30, 2018 and 2017 were 18.5% and 22.9%, respectively. The decrease in the effective tax rate for the three months ended September 30, 2018 relative to the prior comparable period was principally due to the decrease in the U.S. statutory tax rate from 35% to 21% and other U.S. tax law changes.
The effective tax rates for the nine months ended September 30, 2018 and 2017 were 19.6% and 25.3%, respectively. The decrease in the effective tax rate for the nine months ended September 30, 2018 relative to the prior comparable period was primarily driven by the decrease in the U.S. statutory tax rate from 35% to 21% and other U.S. tax law changes.
The discrete items for the three and nine months ended September 30, 2018 primarily resulted from the net tax benefit from stock award exercises. The discrete items for the three and nine months ended September 30, 2017 principally resulted from adjustments to the provision based on filed tax returns in foreign jurisdictions and the effect of the settlement of the 2013 IRS audit. Additionally, the discrete items for the nine months ended September 30, 2017 also included the tax effect of the gain on the sale of PMI.
On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the U.S. bill commonly referred to as the Tax Cuts and Jobs Act (“Tax Reform Act”). In accordance with the SAB 118 guidance, the Company recognized the provisional tax impacts related to deemed repatriated earnings and the benefit for the revaluation of deferred tax assets and liabilities

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

in its consolidated financial statements for the year ended December 31, 2017. For the nine months ended September 30, 2018, the Company recorded a $1.3 million tax benefit, which resulted in a 0.2% decrease in the effective tax rate, as an adjustment to the provisional estimates as a result of additional regulatory guidance and changes in interpretations and assumptions the Company has made as a result of the Tax Reform Act. In accordance with SAB 118, any additional adjustment to the financial reporting impact of the Tax Reform Act will be completed by the fourth quarter of 2018.

Dover and its subsidiaries file tax returns in the U.S., including various state and local returns and in other foreign jurisdictions.  We believe adequate provision has been made for all income tax uncertainties. The Company is routinely audited by taxing authorities in its filing jurisdictions, and a number of these audits are currently underway. The Company believes that within the next twelve months uncertain tax positions may be resolved and statutes of limitations will expire, which could result in a decrease in the gross amount of unrecognized tax benefits of approximately zero to $10.6 million.

13. Equity Incentive Program

The Company typically grants equity awards annually at its regularly scheduled first quarter meeting of the Compensation Committee of the Board of Directors. Additionally, in the second quarter, the Company granted equity awards to its new President and Chief Executive Officer. During the nine months ended September 30, 2018, the Company issued stock-settled appreciation rights ("SARs") covering 757,603 shares, performance share awards of 122,459 and restricted stock units ("RSUs") of 284,721.

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

The range of assumptions used in determining the fair value of the SARs awarded during the respective periods were as follows:

	SARs
	2018			2017
Risk-free interest rate	2.58%	-	2.87%	1.80%
Dividend yield	1.99%	-	2.43%	2.27%
Expected life (years)	5.6	-	5.7	4.6
Volatility	20.95%	-	21.20%	21.90%

Grant price (1)	$79.75	-	$82.08	$66.84
Fair value per share at date of grant (1)	$14.58	-	$15.41	$10.65
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

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

The fair value and average attainment used in determining stock-based compensation cost for the performance shares issued in 2018 and 2017 is as follows for the nine months ended September 30, 2018:

	Performance shares
	2018			2017
Fair value per share at date of grant (1)	$79.75	-	$82.08	$66.84
Average attainment rate reflected in expense	206.59%			185.07%
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

Stock-based compensation is reported within selling, general and administrative expenses of continuing operations in the Condensed Consolidated Statements of Earnings. The following table summarizes the Company’s compensation expense relating to all stock-based incentive plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Pre-tax stock-based compensation expense (continuing)	$5,443	$3,670	$15,846	$19,878
Tax benefit	(1,207)	(1,207)	(3,520)	(6,953)
Total stock-based compensation expense, net of tax	$4,236	$2,463	$12,326	$12,925

Stock-based compensation expense attributable to Apergy employees for the three months ended September 30, 2018 and 2017 was $0 and $671, respectively. For the nine months ended September 30, 2018 and 2017, stock-based compensation expense attributable to Apergy employees was $744 and $1,932, respectively. These costs are reported within earnings from discontinued operations in the Condensed Consolidated Statement of Earnings.

14. Commitments and Contingent Liabilities

Litigation

Certain of the Company’s subsidiaries are involved in legal proceedings relating to the cleanup of waste disposal sites identified under federal and state statutes that provide for the allocation of such costs among "potentially responsible parties." In each instance, the extent of the Company’s liability appears to be very small in relation to the total projected expenditures and the number of other "potentially responsible parties" involved and is anticipated to be immaterial to the Company. In addition, certain of the Company’s subsidiaries are involved in ongoing remedial activities at certain current and former plant sites, in cooperation with regulatory agencies, and appropriate reserves have been established. At September 30, 2018 and December 31, 2017, the Company has reserves totaling $30,893 and $34,991, respectively, for environmental and other matters, including private party claims for exposure to hazardous substances that are probable and estimable.

The Company and certain of its subsidiaries are also parties to a number of other legal proceedings incidental to their businesses. These proceedings primarily involve claims by private parties alleging injury arising out of use of the Company’s products, patent infringement, employment matters, and commercial disputes. Management and legal counsel, at least quarterly, review the probable outcome of such proceedings, the costs and expenses reasonably expected to be incurred and currently accrued to-date, and the availability and extent of insurance coverage. The Company has reserves for legal matters that are probable and estimable and not otherwise covered by insurance, and at September 30, 2018 and December 31, 2017, these reserves were not significant. While it is not possible at this time to predict the outcome of these legal actions, in the opinion of management, based on the aforementioned reviews, the Company is not currently involved in any legal proceedings which, individually or in the aggregate, could have a material effect on its financial position, results of operations, or cash flows.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

Warranty Accruals

Estimated warranty program claims are provided for at the time of sale of the Company's products. Amounts provided for are based on historical costs and adjusted for new claims and are included within other accrued expenses and other liabilities in the Condensed Consolidated Balance Sheet. The changes in the carrying amount of product warranties through September 30, 2018 and 2017, were as follows:

	2018	2017
Beginning Balance, December 31 of the Prior Year	$59,403	$80,331
Provision for warranties	46,076	48,489
Settlements made	(50,110)	(54,618)
Other adjustments, including acquisitions and currency translation	(770)	823
Ending Balance, September 30	$54,599	$75,025

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

Upon separation from Dover, Apergy participants in the Dover U.S. pension plan (other than Norris USW participants) fully vested in their benefits and ceased accruing future benefits. Dover retained the obligation and participants were able to elect lump-sum payments from plan assets to be paid in the fourth quarter. Such payments are expected to result in a non-cash settlement charge to the Company's fourth quarter 2018 earnings when lump sum payments are paid out, the amount of which will be finalized in the fourth quarter. Assets and obligations related to the Norris USW participants were moved to a new plan sponsored by Apergy. The separation of Apergy triggered a pension plan curtailment which required a re-measurement of the Plan's benefit obligation in the second quarter, assuming a discount rate of 4.2% and an expected return on assets of 6.8%. The re-measurement resulted in one-time charges of $0.2 million in the second quarter of 2018.

The following tables set forth the components of the Company’s net periodic expense relating to retirement benefit plans:

Qualified Defined Benefits

	Three Months Ended September 30,				Nine Months Ended September 30,
	U.S. Plan		Non-U.S. Plans		U.S. Plan		Non-U.S. Plans
	2018	2017	2018	2017	2018	2017	2018	2017
Service cost	$1,861	$3,021	$1,054	$1,399	$7,148	$9,063	$4,165	$4,059
Interest cost	5,236	5,429	1,098	1,332	15,491	16,288	3,819	3,881
Expected return on plan assets	(9,518)	(9,953)	(1,710)	(1,885)	(29,474)	(29,859)	(5,838)	(5,522)
Amortization:
Prior service cost (credit)	69	107	(112)	(115)	495	320	(338)	(337)
Recognized actuarial loss	150	1,396	673	894	2,951	4,187	2,258	2,599
Transition obligation	—	—	—	1	—	—	2	3
Net periodic (income) expense	$(2,202)	$—	$1,003	$1,626	$(3,389)	$(1)	$4,068	$4,683
Less: Discontinued operations	$—	$846	$—	$203	$950	$2,537	$247	$608
Net periodic (income) expense - Continuing operations	$(2,202)	$(846)	$1,003	$1,423	$(4,339)	$(2,538)	$3,821	$4,075

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

Non-Qualified Supplemental Benefits

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Service cost	$635	$619	$1,990	$1,855
Interest cost	751	1,019	2,452	3,057
Amortization:
Prior service cost	931	1,103	3,245	3,308
Recognized actuarial gain	(298)	(298)	(834)	(894)
Net periodic expense	$2,019	$2,443	$6,853	$7,326
Less: Discontinued operations	—	307	351	920
Net periodic expense - Continuing operations	$2,019	$2,136	$6,502	$6,406

Post-Retirement Benefit Plans

The Company also maintains post-retirement benefit plans, although these plans are closed to new entrants. The supplemental and post-retirement benefit plans are supported by the general assets of the Company. The following table sets forth the components of the Company’s net periodic expense relating to its post-retirement benefit plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Service cost	$8	$8	$23	$25
Interest cost	73	74	218	220
Amortization:
Prior service cost	3	2	10	6
Recognized actuarial gain	(8)	(41)	(23)	(121)
Net periodic expense	$76	$43	$228	$130

The total amount amortized out of accumulated other comprehensive earnings into net periodic pension and post-retirement expense totaled $1,407 and $3,049 for the three months ended September 30, 2018 and 2017, respectively, and $7,765 and $9,071 for the nine months ended September 30, 2018 and 2017, respectively.

On January 1, 2018, the Company adopted Accounting Standards Update ("ASU") 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The service cost component is recognized within selling, general and administrative expenses and cost of goods and services, depending on the functional area of the underlying employees included in the plans, and the non-operating components of pension costs are included within other (income) expense, net in the Condensed Consolidated Statements of Earnings. See Note 20 — Recent Accounting Pronouncements for additional information.

Defined Contribution Retirement Plans

The Company also offers defined contribution retirement plans which cover the majority of its U.S. employees, as well as employees in certain other countries. The Company’s expense relating to defined contribution plans was $8,649, and $7,521 for the three months ended September 30, 2018 and 2017, respectively, and $27,500 and $25,632 for the nine months ended September 30, 2018 and 2017.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

16. Other Comprehensive Earnings

The amounts recognized in other comprehensive (loss) earnings were as follows:

	Three Months Ended			Three Months Ended
	September 30, 2018			September 30, 2017
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$(14,860)	$1,293	$(13,567)	$72,823	$20,446	$93,269
Pension and other post-retirement benefit plans	1,407	(301)	1,106	3,049	(974)	2,075
Changes in fair value of cash flow hedges	(1,374)	289	(1,085)	(712)	249	(463)
Other	—	—	—	309	(37)	272
Total other comprehensive (loss) earnings	$(14,827)	$1,281	$(13,546)	$75,469	$19,684	$95,153

	Nine Months Ended			Nine Months Ended
	September 30, 2018			September 30, 2017
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$(24,794)	$(1,624)	$(26,418)	$119,725	$43,490	$163,215
Pension and other post-retirement benefit plans	7,765	(1,657)	6,108	9,071	(2,901)	6,170
Changes in fair value of cash flow hedges	2,116	(444)	1,672	(3,566)	1,248	(2,318)
Other	—	—	—	35	(4)	31
Total other comprehensive (loss) earnings	$(14,913)	$(3,725)	$(18,638)	$125,265	$41,833	$167,098
Total comprehensive earnings were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net earnings	$157,305	$178,912	$428,698	$515,217
Other comprehensive (loss) earnings	(13,546)	95,153	(18,638)	167,098
Comprehensive earnings	$143,759	$274,065	$410,060	$682,315

Amounts reclassified from accumulated other comprehensive (loss) to earnings during the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Foreign currency translation:
Reclassification of foreign currency translation losses to earnings from sale of subsidiary	$—	$—	$—	$3,875
Tax benefit	—	—	—	—
Net of tax	$—	$—	$—	$3,875
Pension and other postretirement benefit plans:
Amortization of actuarial losses	$517	$1,951	$4,354	$5,771
Amortization of prior service costs	890	1,098	3,411	3,300
Total before tax	1,407	3,049	7,765	9,071
Tax benefit	(301)	(974)	(1,657)	(2,901)
Net of tax	$1,106	$2,075	$6,108	$6,170
Cash flow hedges:
Net loss (gains) reclassified into earnings	$460	$(417)	$(439)	$(506)
Tax (benefit) provision	(96)	146	92	177
Net of tax	$364	$(271)	$(347)	$(329)

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

The Company recognizes the amortization of net actuarial gains and losses and prior service costs in other (income) expense, net within the Condensed Consolidated Statements of Earnings.

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

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

Segment financial information and a reconciliation of segment results to consolidated results is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
Engineered Systems	$671,534	$670,999	$2,046,149	$1,978,156
Fluids	690,065	638,068	2,011,829	1,868,965
Refrigeration & Food Equipment	386,214	438,788	1,126,215	1,221,926
Intra-segment eliminations	(410)	(80)	(1,025)	(691)
Total consolidated revenue	$1,747,403	$1,747,775	$5,183,168	$5,068,356
Earnings from continuing operations:
Segment earnings: (1)
Engineered Systems	$108,714	$102,767	$337,429	$390,077
Fluids	101,207	103,052	261,583	261,689
Refrigeration & Food Equipment	42,434	65,413	122,988	164,804
Total segment earnings	252,355	271,232	722,000	816,570
Corporate expense / other (2)	30,207	30,843	91,020	102,943
Interest expense	31,192	35,372	98,957	108,585
Interest income	(2,060)	(1,759)	(6,680)	(6,669)
Earnings before provision for income taxes and discontinued operations	193,016	206,776	538,703	611,711
Provision for income taxes	35,711	47,321	105,533	154,693
Earnings from continuing operations	$157,305	$159,455	$433,170	$457,018

(1)	Segment earnings includes non-operating income and expense directly attributable to the segments. Non-operating income and expense includes gain on sale of businesses and other (income) expense, net.

(2)
Certain expenses are maintained at the corporate level and not allocated to the segments. These expenses include executive and functional compensation costs, non-service pension costs, non-operating insurance expenses, shared business services costs and various administrative expenses relating to the corporate headquarters.

18. Share Repurchases

Under the January 2015 authorization which expired on January 9, 2018, the Company repurchased 440,608 shares of common stock during the nine months ended September 30, 2018 at a total cost of $44,977, or $102.08 per share. There were 5,271,168 shares available for repurchase under this authorization upon expiration. There were no repurchases during the nine months ended September 30, 2017.

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

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

Under the February 2018 share repurchase authorization, exclusive of the ASR Agreement, the Company repurchased 1,729,048 shares of common stock during the three and nine months ended September 30, 2018 at a total cost of $147,793, or $85.48 per share.

As of September 30, 2018, 11,192,201 shares remain authorized for repurchase under the February 2018 share repurchase authorization.

Together with other repurchases in December 2017 and over the course of 2018, the Company has substantially completed the $1 billion of share repurchases it announced in November 2017.

19. Earnings per Share

The following table sets forth a reconciliation of the information used in computing basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Earnings from continuing operations	$157,305	$159,455	$433,170	$457,018
Earnings (loss) from discontinued operations, net	—	19,457	(4,472)	58,199
Net earnings	$157,305	$178,912	$428,698	$515,217
Basic earnings (loss) per common share:
Earnings from continuing operations	$1.07	$1.02	$2.87	$2.94
Earnings (loss) from discontinued operations, net	$—	$0.12	$(0.03)	$0.37
Net earnings	$1.07	$1.15	$2.84	$3.31

Weighted average shares outstanding	147,344,000	155,757,000	151,177,000	155,668,000
Diluted earnings (loss) per common share:
Earnings from continuing operations	$1.05	$1.01	$2.82	$2.90
Earnings (loss) from discontinued operations, net	$—	$0.12	$(0.03)	$0.37
Net earnings	$1.05	$1.14	$2.79	$3.27

Weighted average shares outstanding	149,457,000	157,555,000	153,429,000	157,565,000

The following table is a reconciliation of the share amounts used in computing earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Weighted average shares outstanding - Basic	147,344,000	155,757,000	151,177,000	155,668,000
Dilutive effect of assumed exercise of SARs and vesting of performance shares and RSUs	2,113,000	1,798,000	2,252,000	1,897,000
Weighted average shares outstanding - Diluted	149,457,000	157,555,000	153,429,000	157,565,000

Diluted earnings per share amounts are computed using the weighted average number of common shares outstanding and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of SARs and vesting of performance shares and RSUs, as determined using the treasury stock method.

The weighted average number of anti-dilutive potential common shares excluded from the calculation above were approximately 10,000 and 87,000 for the three months ended September 30, 2018 and 2017, respectively, and 1,000 and 37,000 for the nine months ended September 30, 2018 and 2017, respectively.

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

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this update. The amendments in this update are effective for interim and annual periods for the Company beginning on January 1, 2020, with early adoption permitted. The amendments in this update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is in the process of assessing the impact of this ASU on its Consolidated Financial Statements but does not expect this update to have a material impact on the Company's Consolidated Financial Statements.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This ASU provides new guidance about income statement classification and eliminates the requirement to separately measure and report hedge ineffectiveness. The entire change in fair value for qualifying hedge instruments included in the effectiveness will be recorded in Other Comprehensive Income ("OCI") and amounts deferred in OCI will be reclassified to earnings in the same income statement line item in which the earnings effect of the hedged item is reported. The guidance is effective for interim and annual periods for the Company beginning on January 1, 2019, with early adoption permitted. The Company does not expect the adoption of this ASU to have a material impact on its Consolidated Financial Statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which amends existing guidance to require lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by long-term leases and to disclose additional quantitative and qualitative information about leasing arrangements. This ASU also provides clarifications surrounding the presentation of the effects of leases in the income statement and statement of cash flows. This guidance will be effective for the Company beginning on January 1, 2019. In addition, the FASB issued ASU 2018-11, Leases Targeted Improvements which provides an additional transition method that allows entities to apply the new leases standard at adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. The Company has elected this new transition method when it adopts ASU 2016-02 on January 1, 2019.

During the second half of 2017, the Company developed a project plan to guide the implementation of ASU 2016-02. The Company made progress on this plan including surveying the Company’s businesses, assessing the Company’s portfolio of leases and compiling a central repository of active leases. The Company evaluated key policy elections and considerations under the standard and completed an internal policy to address the new standard requirements. Additionally, the Company selected a lease accounting software solution to support the new reporting requirements and started using the software during the third quarter of 2018. Significant progress has been made on extracting and loading lease data elements required for lease accounting into the software solution. The Company also completed the design of the future lease process, with training on-going. Although the Company is still finalizing its evaluation of the impact the new lease accounting guidance will have on its Consolidated Financial Statements, the Company expects to recognize right of use assets and liabilities for its operating leases in the Consolidated Balance Sheet upon adoption.

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

In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU changes the income statement presentation of defined benefit and post-retirement benefit plan expense by requiring separation between operating expense (service cost component of net periodic benefit expense) and non-operating expense (all other components of net periodic benefit expense, including interest cost, amortization of prior service cost, curtailments and settlements, etc.). The operating expense component is reported with similar compensation costs while the non-operating components are reported outside of operating income. The non-operating components are reported in the other (income) expense, net line item in the Consolidated Statement of Earnings. The Company’s non-service cost components of net periodic benefit cost were a benefit of $2.7 million and $3.7 million during the three months ended September 30, 2018 and 2017 respectively and a benefit of $5.6 million and $3.7 million for the nine months ended September 30, 2018 and 2017, respectively. The impact of this adoption resulted in a reclassification to the Company’s Condensed Consolidated Statement of Earnings for the nine months ended September 30, 2017, in which previously reported selling, general and administrative expenses was increased by $3.7 million, with a corresponding $3.7 million decrease to other (income) expense, net. The Company utilized a practical expedient included in the ASU which allowed the Company to use amounts previously disclosed in its pension and other post-retirement benefits note for the prior period as the estimation basis for applying the required retrospective presentation requirements. The Company adopted this guidance on January 1, 2018.

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

Effective beginning in the second quarter of 2018, Dover's three operating segments are as follows:

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

The following table shows the percentage of total revenue and segment earnings generated by each of our three segments for the three months ended September 30, 2018 and 2017:

	Revenue		Segment Earnings
	Three Months Ended September 30,		Three Months Ended September 30,
	2018	2017	2018	2017
Engineered Systems	38.4%	38.4%	43.1%	37.9%
Fluids	39.5%	36.5%	40.1%	38.0%
Refrigeration & Food Equipment	22.1%	25.1%	16.8%	24.1%

In the third quarter of 2018, revenue of $1.7 billion was essentially flat as compared to the third quarter of 2017. Results were driven by organic revenue growth of 3.1% and acquisition-related revenue growth of 0.3%. This growth was offset by a revenue decline of 2.8% due to disposed businesses primarily in our Engineered Systems and Refrigeration & Food Equipment segments and an unfavorable impact from foreign currency translation of 0.6%.

The 3.1% organic revenue growth was led by 9.1% organic growth in our Fluids segment, which was driven by strong activity in international retail fueling, industrial pumps and other industrial markets. Engineered Systems segment organic revenue increased 5.2%, reflecting broad-based growth across the segment with particular strength in our Printing & Identification platform, environmental solutions and defense businesses. Organic revenue declined 8.8% in our Refrigeration & Food Equipment segment driven by continued weak retail refrigeration markets, especially with respect to refrigerated door cases.

From a geographic perspective, revenue for the U.S., our largest market, was flat organically year over year, primarily reflecting weakness in our retail refrigeration business. Revenue in Europe and Asia both grew organically year over year.

During the three months ended September 30, 2018, we began to execute on our previously announced broad-based selling, general and administrative expense rightsizing initiatives which are designed to increase operating margin, enhance operations and position us for sustained growth and investment. These actions, along with our previous rightsizing programs initiated to better align our cost structure as a result of the Apergy separation, resulted in approximately $24.2 million of rightsizing costs across our segments as well as at the corporate level. These charges relate to employee reductions and facility restructuring costs. We incurred rightsizing costs of $10.6 million in Engineered Systems, $10.5 million in Fluids, $0.5 million in Refrigeration & Food Equipment and $2.6 million at the corporate level. These charges were recorded in cost of goods and services and selling, general and administrative expenses in the Condensed Consolidated Statement of Earnings. The rightsizing actions taken due to the Apergy separation are substantially complete. We expect to incur total charges of approximately $39 million related to selling, general and administrative expense reduction initiatives, $21 million of which was incurred during the three months ended September 30, 2018 and $18 million of which we expect to incur during the fourth quarter of 2018 and into the first half of 2019.

During the three months ended September 30, 2018, we repurchased 1,729,048 shares of common stock at a total cost of $147.8 million, or $85.48 per share. Together with other repurchases in December 2017 and over the course of 2018, we have substantially completed the $1 billion of share repurchases announced in November 2017. As of September 30, 2018, 11,192,201 shares remain authorized for repurchase under our current share repurchase authorization.

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands, except per share data)	2018	2017	% Change	2018	2017	% Change
Revenue	$1,747,403	$1,747,775	—%	$5,183,168	$5,068,356	2.3%
Cost of goods and services	1,100,883	1,098,582	0.2%	3,268,583	3,189,202	2.5%
Gross profit	646,520	649,193	(0.4)%	1,914,585	1,879,154	1.9%
Gross profit margin	37.0%	37.1%	(0.1)	36.9%	37.1%	(0.2)

Selling, general and administrative expenses	426,445	410,040	4.0%	1,290,246	1,257,027	2.6%
Selling, general and administrative expenses as a percent of revenue	24.4%	23.5%	0.9	24.9%	24.8%	0.1

Interest expense	31,192	35,372	(11.8)%	98,957	108,585	(8.9)%
Interest income	(2,060)	(1,759)	17.1%	(6,680)	(6,669)	0.2%
Gain on sale of businesses	—	—	nm*	—	(90,093)	nm*
Other (income) expense, net	(2,073)	(1,236)	nm*	(6,641)	(1,407)	nm*

Provision for income taxes	35,711	47,321	(24.5)%	105,533	154,693	(31.8)%
Effective tax rate	18.5%	22.9%	(4.4)	19.6%	25.3%	(5.7)

Earnings from continuing operations	157,305	159,455	(1.3)%	433,170	457,018	(5.2)%
(Loss) earnings from discontinued operations, net	—	19,457	nm*	(4,472)	58,199	nm*
Net earnings	157,305	178,912	(12.1)%	428,698	515,217	(16.8)%
Earnings from continuing operations per common share - diluted	$1.05	$1.01	4.0%	$2.82	$2.90	(2.8)%
* nm - not meaningful

Revenue

In the third quarter of 2018, revenue decreased $0.4 million, essentially flat from the comparable period. Results included organic revenue growth of 3.1% and acquisition-related revenue growth of 0.3%. This growth was partially offset by a revenue decline of 2.8% due to disposed businesses primarily within our Engineered Systems and Refrigeration & Food Equipment segments and an unfavorable impact from foreign currency translation of 0.6%. Customer pricing favorably impacted revenue by approximately 1.1% in the third quarter of 2018.

Revenue for the nine months ended September 30, 2018 increased $114.8 million, or 2.3%, from the comparable period. The increase primarily reflects organic revenue growth of 2.8%, led by our Engineered Systems and Fluids segments, acquisition-related growth of 0.4% and a favorable impact from foreign currency translation of 1.9%. Revenue growth was partially offset by revenue decline of 2.8% related primarily to disposed businesses within our Engineered Systems segment. Customer pricing favorably impacted revenue by approximately 0.8% for the nine months ended September 30, 2018.

Gross Profit

Gross profit for the three months ended September 30, 2018 decreased $2.7 million, or 0.4%, from the comparable period, primarily reflecting higher material costs, inclusive of unfavorable commodity pricing impacts attributable to U.S. Section 232 tariffs, Section 301 tariffs, and temporary costs associated with site consolidations, partially offset by productivity initiatives and the benefits of rightsizing and other restructuring actions taken in 2017. Gross profit margin decreased by 10 basis points for the three months ended September 30, 2018 from the comparable period.

Gross profit for the nine months ended September 30, 2018 increased $35.4 million, or 1.9%, from the comparable period, consistent with the increase in revenues for the period. Gross profit margin decreased by 20 basis points for the nine months ended September 30, 2018 from the comparable period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2018 increased $16.4 million, or 4.0%, from the comparable period, primarily due to increased restructuring charges of $17.9 million, partially offset by the benefit of rightsizing and other restructuring actions. Excluding restructuring, selling, general and administrative expenses as a percentage of revenue improved 10 basis points as compared to the prior year comparable period.

Selling, general and administrative expenses for the nine months ended September 30, 2018 increased $33.2 million, or 2.6%, from the comparable period, reflecting increased restructuring charges of $22.1 million and certain costs to support higher year over year sales, partially offset by the benefit of rightsizing and other restructuring actions. Excluding restructuring, selling, general and administrative expenses as a percentage of revenue improved 30 basis points as compared to the prior year comparable period.

Non-Operating Items

Gain on sale of businesses

There was no gain on sale of businesses for the three and nine months ended September 30, 2018 or the three months ended September 30, 2017. Gain on sale of businesses of $90.1 million for the nine months ended September 30, 2017 was due to the sale of Performance Motorsports International ("PMI") during the first quarter of 2017 for a pre-tax gain of $88.4 million, as well as a working capital adjustment for our sale of Tipper Tie in the fourth quarter of 2016.

Income Taxes

The effective tax rates for the three months ended September 30, 2018 and 2017 were 18.5% and 22.9%, respectively. The decrease in the effective tax rate for the three months ended September 30, 2018 relative to the prior comparable period was principally due to the decrease in the U.S. statutory tax rate from 35% to 21% and other U.S. tax law changes.

The effective tax rates for the nine months ended September 30, 2018 and 2017 were 19.6% and 25.3%, respectively. The decrease in the effective tax rate for the nine months ended September 30, 2018 relative to the prior comparable period was primarily driven by the decrease in the U.S. statutory tax rate from 35% to 21% and other U.S. tax law changes.
The discrete items for the three and nine months ended September 30, 2018 primarily resulted from the net tax benefit from stock award exercises. The discrete items for the three and nine months ended September 30, 2017 principally resulted from adjustments to the provision based on filed tax returns in foreign jurisdictions and the effect of the settlement of the 2013 IRS audit. Additionally, the discrete items for the nine months ended September 30, 2017 also included the tax effect of the gain on the sale of PMI.
On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the U.S. bill commonly referred to as the Tax Cuts and Jobs Act (“Tax Reform Act”). In accordance with the SAB 118 guidance, the Company recognized the provisional tax impacts related to deemed repatriated earnings and the benefit for the revaluation of deferred tax assets and liabilities in its consolidated financial statements for the year ended December 31, 2017. For the nine months ended September 30, 2018, the Company recorded a $1.3 million tax benefit, which resulted in a 0.2% decrease in the effective tax rate, as an adjustment to the provisional estimates as a result of additional regulatory guidance and changes in interpretations and assumptions the Company has made as a result of the Tax Reform Act. In accordance with SAB 118, any additional adjustment to the financial reporting impact of the Tax Reform Act will be completed by the fourth quarter of 2018.
Dover and its subsidiaries file tax returns in the U.S., including various state and local returns and in other foreign jurisdictions.  We believe adequate provision has been made for all income tax uncertainties. The Company is routinely audited by taxing authorities in its filing jurisdictions, and a number of these audits are currently underway. The Company believes that within the next twelve months uncertain tax positions may be resolved and statutes of limitations will expire, which could result in a decrease in the gross amount of unrecognized tax benefits of approximately zero to $10.6 million.

Earnings from Continuing Operations

Earnings from continuing operations for the three months ended September 30, 2018 decreased 1.3% to $157.3 million, or $1.05 diluted earnings per share, from $159.5 million, or $1.01 diluted earnings per share, from the comparable period. The decrease in earnings from continuing operations reflects weakness in the retail refrigeration market served by our Refrigeration & Food

Equipment segment, higher material costs, lost earnings from the Warn Industries Inc. ("Warn") business, which was divested in the fourth quarter of 2017 and higher restructuring costs. This decrease was partially offset by leverage on year over year organic volume growth in our Engineered Systems and Fluids segments, the benefit of lower U.S. tax rates, reduced interest expense, favorable pricing, and the benefit of rightsizing and other restructuring actions taken in 2017 and 2018.

Diluted earnings per share improved due to the benefit of the share repurchase programs initiated in 2018.

Earnings from continuing operations for the nine months ended September 30, 2018 decreased 5.2% to $433.2 million, or $2.82 diluted earnings per share, from $457.0 million, or $2.90 diluted earnings per share from the comparable period. The decrease in earnings from continuing operations was principally attributable to the gain on sale of PMI of $61.7 million, net of tax, recognized during the nine months ended September 30, 2017 and higher restructuring costs. Excluding the PMI gain and restructuring costs, earnings from continuing operations for the three months ended September 30, 2018 increased $57.9 million, or 14.3%. The increase reflects leverage on year over year volume growth in our Engineered Systems and Fluids segment, the benefit of lower U.S. tax rates, reduced corporate and interest expense, the benefit of rightsizing and other restructuring actions taken in 2017 and 2018 and favorable pricing.

The decrease in diluted earnings per share was offset by the benefit of the share repurchase programs initiated in 2018.

Discontinued Operations

For the three and nine months ended September 30, 2018 and 2017, the historical results of Apergy were presented as discontinued operations as the spin-off represents a strategic shift in operations with a major impact on our operations and financial results. For the three months ended September 30, 2018, there were no earnings or losses presented as discontinued operations. For the nine months ended September 30, 2018, losses from discontinued operations were $4.5 million which included costs incurred by Dover to complete the spin-off of Apergy amounting to $46.4 million. For the three and nine months ended September 30, 2017, earnings from discontinued operations were $19.5 million and $58.2 million, respectively.

SEGMENT RESULTS OF OPERATIONS

Engineered Systems
Our Engineered Systems segment is comprised of two platforms, Printing & Identification and Industrials, and is focused on the design, manufacture and service of critical equipment and components serving the fast-moving consumer goods, digital textile printing, vehicle service, environmental solutions and industrial end markets.

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2018	2017	% Change	2018	2017	% Change
Revenue:
Printing & Identification	$283,232	$272,941	3.8%	$865,588	$800,399	8.1%
Industrials	388,302	398,058	(2.5)%	1,180,561	1,177,757	0.2%
Total	$671,534	$670,999	0.1%	$2,046,149	$1,978,156	3.4%

Segment earnings (1)	$108,714	$102,767	5.8%	$337,429	$390,077	(13.5)%
Segment margin (1)	16.2%	15.3%		16.5%	19.7%

Segment EBITDA (2)	$126,918	$125,917	0.8%	$394,075	$455,097	(13.4)%
Segment EBITDA margin (2)	18.9%	18.8%		19.3%	23.0%

Other measures:
Depreciation and amortization	$18,204	$23,150	(21.4)%	$56,646	$65,020	(12.9)%

Bookings:
Printing & Identification	$271,367	$268,700	1.0%	$862,574	$807,522	6.8%
Industrials	390,606	390,254	0.1%	1,270,108	1,227,128	3.5%
	$661,973	$658,954	0.5%	$2,132,682	$2,034,650	4.8%
Backlog:
Printing & Identification				$126,609	$116,359	8.8%
Industrials				367,963	316,835	16.1%
				$494,572	$433,194	14.2%

Components of revenue growth:
Organic growth			5.2%			6.3%
Acquisitions			—%			0.2%
Dispositions			(4.9)%			(5.7)%
Foreign currency translation			(0.2)%			2.6%
			0.1%			3.4%
(1) Excluding gain on sale of businesses, segment earnings was $337.4 million and $301.7 million for the nine months ended September 30, 2018 and 2017, respectively. Segment margin was 16.5% and 15.3% for the nine months ended September 30, 2018 and 2017, respectively.
(2) Excluding gain on sale of businesses, segment EBITDA was $394.1 million and $366.7 million for the nine months ended September 30, 2018 and 2017, respectively. Segment EBITDA margin was 19.3% and 18.5% for the nine months ended September 30, 2018 and 2017, respectively. See "Non-GAAP Disclosures" for definitions of segment EBITDA and segment EBITDA margin.

Third Quarter 2018 Compared to the Third Quarter 2017

Engineered Systems revenue for the third quarter of 2018 increased $0.5 million, or 0.1%, as compared to the third quarter of 2017, comprised of broad-based organic growth of 5.2%. This increase was partially offset by a 4.9% decrease from the 2017 disposition of the consumer and industrial winch business of Warn in the fourth quarter of 2017 and an unfavorable impact from foreign currency translation of 0.2%. Customer pricing favorably impacted revenue by approximately 1.6% in the third quarter of 2018.

•
Printing & Identification revenue (representing 42.2% of segment revenue) increased $10.3 million, or 3.8%, as compared to the prior year quarter. Organic revenue of 5.2% was partially offset by an unfavorable impact from foreign currency translation of 1.4%. Organic revenue growth was led by strong activity in our digital printing businesses, complemented by growth in our marking and coding businesses.

•
Industrials revenue (representing 57.8% of segment revenue) decreased $9.8 million, or 2.5%, as compared to the prior year quarter. The decrease reflects the impact of the Warn disposition of 8.1% partially offset by organic revenue growth of 5.3% and a favorable impact of foreign currency translation of 0.3%. Organic revenue growth was broad-based, with particular strength in our environmental solutions, industrial winch, and defense/commercial aerospace businesses.

Engineered Systems segment earnings increased $5.9 million, or 5.8%, compared to the third quarter of 2017. This increase was primarily driven by solid conversion on organic volume growth, favorable pricing and productivity initiatives including the benefits of prior year rightsizing actions and current year cost reduction initiatives across both platforms. These benefits more than offset increases in material costs primarily driven by U.S. Section 232 tariffs, most notably commodity cost increases impacting steel, Section 301 tariffs, lost earnings of $6.7 million and disposition costs associated with the divested Warn business and higher restructuring costs. Excluding restructuring charges, lost earnings and disposition costs associated with the Warn divestiture, segment margins increased 200 basis points to 17.8% from 15.8% as compared to the prior year quarter.

Bookings increased 0.5% for the segment, including organic growth of 5.7%, partially offset by a 4.9% impact from a disposition and an unfavorable impact of 0.3% from foreign currency translation. Bookings for our Industrials platform increased 0.1%, compared to the prior year quarter, driven by broad-based organic growth which more than offset lost bookings from a divested business. Our Printing & Identification bookings increased 1.0% compared to the prior year quarter, driven by broad-based organic growth in both our marking and coding businesses which more than offset the unfavorable impact from foreign currency translation. Segment book-to-bill was 0.99.

Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

Engineered Systems revenue for the nine months ended September 30, 2018 increased $68.0 million, or 3.4%, compared to the prior year comparable period. This was comprised of 6.3% organic revenue growth and a favorable impact from foreign currency translation of 2.6%, which was partly offset by dispositions of 5.7%. Organic revenue growth was broad-based across both Printing and Identification and Industrials platforms. Customer pricing favorably impacted revenue by approximately 1.0% for the nine months ended September 30, 2018.

Segment earnings for the nine months ended September 30, 2018 decreased $52.6 million, or 13.5% as compared to the 2017 period. The decrease in earnings was attributable to the $88.4 million gain recognized from the sale of PMI in the first quarter of 2017, increases in material costs, primarily driven by U.S. Section 232 tariffs, most notably commodity cost increases impacting steel, Section 301 tariffs, and higher restructuring costs. Excluding the PMI gain, lost earnings of $23.4 million and disposition costs associated with 2017 divested businesses and incremental restructuring costs, segment earnings increased by $67.0 million, or 23.6%. This increase was primarily driven by solid conversion on organic volume growth, favorable pricing and productivity initiatives including the benefits of prior year rightsizing actions and current year cost reduction initiatives, as well as the net benefit of an earn-out reversal recorded in the second quarter of 2018. Segment margin decreased from 19.7% to 16.5% as compared to the prior year quarter primarily due to the gain from the PMI sale in the first quarter of 2017, lost earnings and disposition costs from 2017 divested businesses and incremental restructuring costs. Excluding these items, margins increased 200 basis points from 15.2% to 17.2% from the prior year period.

Fluids
Our Fluids segment, serving the Fueling & Transport, Pumps and Process Solutions end markets, is focused on the safe handling of critical fluids, and providing critical components to the retail fueling, chemical, hygienic, oil and gas, power generation and industrial markets.

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2018	2017	% Change	2018	2017	% Change
Revenue:
Fueling & Transport	$367,617	$330,865	11.1%	$1,050,276	$977,021	7.5%
Pumps	167,542	159,234	5.2%	503,157	462,543	8.8%
Process Solutions	154,906	147,969	4.7%	458,396	429,401	6.8%
	$690,065	$638,068	8.1%	$2,011,829	$1,868,965	7.6%

Segment earnings	$101,207	$103,052	(1.8)%	$261,583	$261,689	—%
Segment margin	14.7%	16.2%		13.0%	14.0%

Segment EBITDA	$136,161	$137,263	(0.8)%	$365,967	$361,716	1.2%
Segment EBITDA margin	19.7%	21.5%		18.2%	19.4%

Other measures:
Depreciation and amortization	$34,954	$34,211	2.2%	$104,384	$100,027	4.4%
Bookings	723,996	655,305	10.5%	2,164,797	1,925,456	12.4%
Backlog				588,632	462,471	27.3%

Components of revenue growth:
Organic growth			9.1%			5.6%
Acquisitions			0.5%			0.6%
Dispositions			(0.2)%			(0.2)%
Foreign currency translation			(1.3)%			1.6%
			8.1%			7.6%

Third Quarter 2018 Compared to the Third Quarter 2017

Fluids revenue for the third quarter of 2018 increased $52.0 million, or 8.1%, comprised of organic growth of 9.1% and acquisition-related growth of 0.5%, partially offset by an unfavorable impact from foreign currency translation of 1.3%. Customer pricing favorably impacted revenue by approximately 0.8% in the third quarter of 2018.

•
Fueling & Transport revenue (representing 53.3% of segment revenue) increased $36.8 million, or 11.1%, as compared to the prior year quarter, primarily driven by continued strong international retail fueling activity, specifically in the Asia Pacific region and improving U.S. based Europay, Mastercard and Visa (EMV) activity. Transport revenue improved over the prior year and the rail business experienced strong growth, in part, due to softer volumes experienced in last year’s second half and the continued rebound of aftermarket volumes.

•
Pumps revenue (representing 24.3% of segment revenue) increased $8.3 million, or 5.2%, as compared to the prior year quarter. This increase reflects growth in the oil and gas markets in North America, with improved offshore activity in the Europe, Middle East and Africa region as well. Additionally, strong activity in other industrial markets, specifically biopharma and medical businesses, continue to trend positively.

•
Process Solutions revenue (representing 22.4% of segment revenue) increased $6.9 million, or 4.7%, as compared to the prior year quarter. This revenue increase was driven by the acquisition of Ettlinger Group ("Ettlinger"), strength in our Asia Pacific markets, continued infrastructure spending by our original equipment manufacturer ("OEM") customers, and polymer plant demand increase.

Fluids segment earnings decreased $1.8 million, or 1.8%, over the prior year quarter. The decrease was predominantly driven by incremental restructuring charges taken during the quarter as part of our selling, general and administrative expense reduction initiatives as well as impacts of footprint consolidation and supply chain disruptions. Excluding these items, earnings increased $11.0 million, or 10.5%, over the prior year quarter, driven by pricing initiatives, volume leverage, and continued productivity actions. These benefits were partially offset by increased material costs and U.S. Sections 232 and 301 exposure. Segment margin decreased 150 basis points over the prior year quarter. Excluding the previously mentioned restructuring charges and disruption impacts, segment margin improved 40 basis points over the prior year quarter.

Overall bookings increased 10.5% as compared to the prior year quarter, driven by nearly double-digit growth in all of our platforms. Consistent with revenue trends, a substantial portion of our bookings growth was due to continued strength in our international markets. Segment book to bill was 1.05.

Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

Fluids segment revenue increased $142.9 million, or 7.6%, as compared to the nine months ended September 30, 2017, attributable to organic growth of 5.6%, acquisition-related growth of 0.6%, and a favorable impact from foreign currency translation of 1.6%. The organic growth was principally driven by industrial pump activity and solid biopharma and medical markets, along with continued strength in retail fueling in the Asia Pacific region. Customer pricing favorably impacted revenue by approximately 0.6% for the nine months ended September 30, 2018.
Fluids segment earnings decreased $0.1 million, or essentially flat, for the nine months ended September 30, 2018, predominantly driven by increased material costs, costs associated with the exit of a minority interest investment, higher restructuring costs and the productivity impacts of footprint consolidation and supply chain disruptions. Segment margin decreased 100 basis points primarily due to one-time cost impacts driven by footprint consolidations and temporary supply chain disruptions impacting production. Excluding these items and incremental restructuring impacts, segment earnings increased $22.0 million, or 8.1% for the nine months ended September 30, 2018 compared to the prior year period.

Refrigeration & Food Equipment
Our Refrigeration & Food Equipment segment is a provider of innovative and energy efficient equipment and systems serving the commercial refrigeration and food equipment end markets.

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2018	2017	% Change	2018	2017	% Change
Revenue:
Refrigeration	$328,281	$370,942	(11.5)%	$937,168	$1,022,800	(8.4)%
Food Equipment	57,933	67,846	(14.6)%	189,047	199,126	(5.1)%
Total	$386,214	$438,788	(12.0)%	$1,126,215	$1,221,926	(7.8)%

Segment earnings	$42,434	$65,413	(35.1)%	$122,988	$164,804	(25.4)%
Segment margin	11.0%	14.9%		10.9%	13.5%

Segment EBITDA	$55,967	$79,506	(29.6)%	$163,624	$208,454	(21.5)%
Segment EBITDA margin	14.5%	18.1%		14.5%	17.1%

Other measures:
Depreciation and amortization	$13,533	$14,093	(4.0)%	$40,636	$43,650	(6.9)%
Bookings	331,979	357,855	(7.2)%	1,133,496	1,262,707	(10.2)%
Backlog				255,783	302,574	(15.5)%

Components of revenue decline:
Organic decline			(8.8)%			(7.2)%
Acquisitions			0.3%			0.5%
Dispositions			(3.3)%			(2.2)%
Foreign currency translation			(0.2)%			1.1%
			(12.0)%			(7.8)%

Third Quarter 2018 Compared to the Third Quarter 2017

Refrigeration & Food Equipment revenue decreased $52.6 million, or 12.0%, as compared to the third quarter of 2017, reflecting an organic revenue decline of 8.8%, the impact from product line dispositions of 3.3% and an unfavorable impact from foreign currency translation of 0.2%, partially offset by acquisition-related growth of 0.3%. Customer pricing favorably impacted revenue by approximately 0.6% in the third quarter 2018.

•
Refrigeration revenue (representing 85.0% of segment revenue) decreased $42.7 million, or 11.5%, as compared to the prior year quarter, principally driven by weak capital spending and deferred remodel programs with key U.S. retail refrigeration customers, as well as certain product line exits. The retail refrigeration shortfall was partially offset by increased demand for heat exchanger products, most notably in Europe.

•
Food Equipment revenue (representing 15.0% of segment revenue) decreased $9.9 million, or 14.6%, as compared to the prior year quarter, due to project timing in our can shaping businesses, partially offset by the addition of sales from our Rosario acquisition.

Refrigeration & Food Equipment segment earnings decreased $23.0 million, or 35.1%, as compared to the third quarter of 2017. Segment margin decreased to 11.0% from 14.9% in the prior year quarter due to volume reductions, unfavorable product mix and rising material costs, most notably steel, inclusive of unfavorable commodity pricing impacts attributable to U.S. Section 232 tariffs, more than offsetting productivity gains and rightsizing savings. We continued to take actions in order to reduce operating costs in response to ongoing market softness in our retail refrigeration markets and as part of our selling, general and administrative expense reduction initiatives.
Bookings in the third quarter of 2018 decreased 7.2% from the prior year quarter driven by market softness in retail refrigeration and timing of project orders in our can shaping businesses. Segment book to bill for the third quarter of 2018 was 0.86. Backlog decreased 15.5% over the prior year quarter as a result of reduced orders in our retail refrigeration and can-shaping businesses.

Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

Refrigeration & Food Equipment segment revenue decreased $95.7 million, or 7.8%, compared to the nine months ended September 30, 2017, reflecting an organic revenue decline of 7.2% and the impact from product line dispositions of 2.2%, partially offset by a favorable foreign currency translation of 1.1% and acquisition-related growth of 0.5%. The organic revenue decrease for the nine months ended September 30, 2018 was driven primarily by soft U.S. retail refrigeration market activity. Customer pricing favorably impacted revenue by approximately 0.8% for the nine months ended September 30, 2018.
Refrigeration & Food Equipment segment earnings decreased $41.8 million, or 25.4%, for the nine months ended September 30, 2018, as compared to the prior year period. Segment margin decreased to 10.9% from 13.5% in the prior year period, as benefits from rightsizing and other restructuring actions, productivity gains and lower restructuring costs were more than offset by volume reductions, unfavorable product mix in our can shaping business and and a favorable $1.7 million one-time disposition gain in 2017 due to a working capital adjustment.

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

Cash Flow Summary

The following table is derived from our Condensed Consolidated Statements of Cash Flows:

	Nine Months Ended September 30,
Cash Flows from Continuing Operations (in thousands)	2018	2017
Net Cash Flows Provided By (Used In):
Operating activities	$418,684	$453,997
Investing activities	(210,125)	(7,615)
Financing activities	(749,313)	(507,201)

Operating Activities

Cash provided by operating activities for the nine months ended September 30, 2018 decreased approximately $35.3 million compared to the comparable period in 2017. This decrease was primarily driven by higher investments in working capital of $98.4 million relative to the prior year in support of growth in organic bookings. The decrease was also attributable to higher compensation payouts primarily as a result of improved 2017 performance compared to 2016. These reductions were partially offset by higher continuing earnings before the impact of depreciation, amortization and gain on sale of businesses.

Adjusted Working Capital: We believe adjusted working capital (a non-GAAP measure calculated as accounts receivable, plus inventory, less accounts payable) provides a meaningful measure of our operational results by showing changes caused solely by revenue.

Adjusted Working Capital (dollars in thousands)	September 30, 2018	December 31, 2017
Accounts receivable	$1,283,775	$1,183,514
Inventories	803,981	677,043
Less: Accounts payable	948,640	882,007
Adjusted working capital	$1,139,116	$978,550

Adjusted working capital increased from December 31, 2017 by $160.6 million, or 16.4%, to $1.1 billion at September 30, 2018, which reflected an increase of $100.3 million in accounts receivable and an increase of $126.9 million in inventory, partially offset by an increase in accounts payable of $66.6 million. Excluding acquisitions and the effects of foreign currency translation, adjusted working capital increased by $169.0 million, or 17.3%, for the nine months ended September 30, 2018 primarily driven by higher investments in working capital to support growth in organic bookings.

Investing Activities

Cash provided by or used in investing activities generally results from cash outflows for capital expenditures and acquisitions, offset by proceeds from sales of businesses and property, plant and equipment. For the nine months ended September 30, 2018 and 2017, we used cash through investing activities of $210.1 million and $7.6 million, respectively, driven mainly by the following factors:

•
Acquisitions: During the nine months ended September 30, 2018, we acquired Ettlinger, within the Fluids segment for $53.2 million, net of cash acquired, and Rosario, within the Refrigeration & Food Equipment segment for $15.3 million, net of cash acquired. During the nine months ended September 30, 2017, we acquired Caldera within the Engineered Systems segment for a cash consideration of $25.6 million.

•
Capital spending: Our capital expenditures increased $4.2 million during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily due to investments in support of increased sales.

•
Proceeds from sale of businesses: For the nine months ended September 30, 2018, we received proceeds of $2.1 million primarily from the sale of a small business in the fourth quarter of 2017. For the nine months ended September 30, 2017, we generated cash of $121.2 million from the sale of PMI as well as from a working capital adjustment for our sale of Tipper Tie in the fourth quarter of 2016.

We anticipate that capital expenditures and any acquisitions we make through the remainder of 2018 will be funded from available cash and internally generated funds and through the issuance of commercial paper, use of established lines of credit or public or private debt or equity markets, as necessary.

Financing Activities

Our cash flow from financing activities generally relates to the use of cash for the repurchase of our common stock and payments of dividends, offset by net borrowing activity and proceeds from the exercises of share-based awards. For the nine months ended September 30, 2018 and 2017, we used cash totaling $749.3 million and $507.2 million, respectively, for financing activities, with the activity primarily attributable to the following:

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

•
Repurchase of common stock, including prepayment under an accelerated share repurchase program: During the nine months ended September 30, 2018, we used $45.0 million to repurchase 440,608 shares under our January 2015 authorization, which expired on January 9, 2018, and, under a new share repurchase authorization adopted by the Board of Directors in February 2018, we repurchased 1,729,048 shares of common stock at a total cost of $147.8 million and used $700 million to repurchase a variable number of shares through an accelerated share repurchase transaction. We funded the accelerated share repurchase primarily with funds received from Apergy in connection with the consummation of the Apergy spin-off. There were no repurchases during the nine months ended September 30, 2017.

•
Long-term debt and commercial paper and notes payable: During the nine months ended September 30, 2018, we received net proceeds from commercial paper and notes payable of $67.6 million. We increased net borrowings from commercial paper to partially fund the repayment of the Company's $350.0 million 5.45% notes, which matured on March 15, 2018, offset by borrowings paid down with cash repatriated to the U.S. For the nine months ended September 30, 2017, we repaid $279.9 million of commercial paper.

•
Dividend payments: Dividends paid to shareholders during the nine months ended September 30, 2018 totaled $213.1 million as compared to $210.5 million during the same period in 2017. Our dividends paid per common share increased 5.0% to $1.42 during the nine months ended September 30, 2018 compared to $1.35 during the same period in 2017.

•
Payments to settle employee tax obligations: Payments to settle tax obligations from the exercise of share based awards increased $30.6 million compared to the prior year period. This increase is primarily due to the increased number of shares exercised as well as an increase in the average stock price compared to the prior year period.

Cash Flows from Discontinued Operations

Our cash flows from discontinued operations for the nine months ended September 30, 2018 and 2017 used $7.9 million and generated $31.1 million, respectively. These cash flows reflect the operating results of Apergy prior to its separation during the second quarter. Cash flows used in discontinued operations for the nine months ended September 30, 2018 primarily reflects cash payments of spin-off costs of $46.0 million and capital expenditures, partially offset by cash provided by operations of approximately $61.8 million. Cash flow generated for the nine months ended September 30, 2017 primarily reflects cash provided by discontinued operations of approximately $57.9 million, partially offset by capital expenditures.

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

The following table reconciles our free cash flow to cash flow provided by operating activities:

	Nine Months Ended September 30,
Free Cash Flow (dollars in thousands)	2018	2017
Cash flow provided by operating activities	$418,684	$453,997
Less: Capital expenditures	(134,556)	(130,362)
Free cash flow	$284,128	$323,635

Free cash flow as a percentage of revenue	5.5%	6.4%

Free cash flow as a percentage of earnings from continuing operations	65.6%	70.8%

For the nine months ended September 30, 2018, we generated free cash flow of $284.1 million, representing 5.5% of revenue and 65.6% of earnings from continuing operations. Free cash flow for the nine months ended September 30, 2018 decreased $39.5 million compared to the prior year period, primarily due to lower cash flow provided by operations, as previously noted, as well as higher capital expenditures. Reflected in cash flow provided by operating activities for the nine months ended September 30, 2018 and 2017 is $38.6 million and $15.8 million, respectively, of cash paid for restructuring actions.

Capitalization

We use commercial paper borrowings for general corporate purposes, including the funding of acquisitions and the repurchase of our common stock. We maintain a $1.0 billion, five-year, unsecured committed revolving credit facility (the "Credit Agreement") with a syndicate of banks which will expire on November 10, 2020. The Credit Agreement is used as liquidity back-up for our commercial paper program. We have not drawn down any loans under the facility nor do we anticipate doing so. Under the Credit Agreement, we are required to pay a facility fee and to maintain an interest coverage ratio of consolidated EBITDA to consolidated net interest expense of not less than 3.0 to 1.0. We were in compliance with this covenant and our other long-term debt covenants at September 30, 2018 and had a coverage ratio of 10.2 to 1.0. We are not aware of any potential impairment to our liquidity and expect to remain in compliance with all of our debt covenants.

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

At September 30, 2018, our cash and cash equivalents totaled $209.3 million, of which $177.9 million was held outside the United States. At December 31, 2017, our cash and cash equivalents totaled $754.0 million, of which $609.8 million was held outside the United States. The reduction in non U.S. cash from December 31, 2017 was primarily the result of repatriating $502.5 million to the U.S. during the nine months ended September 30, 2018. Cash and cash equivalents are invested in highly liquid investment-grade money market instruments and bank deposits with maturities of three months or less. We regularly invest cash in excess of near-term requirements in money market instruments or short-term investments, which consist of investment grade time deposits with original maturity dates at the time of purchase of no greater than three months.

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

Net Debt to Net Capitalization Ratio (dollars in thousands)	September 30, 2018	December 31, 2017
Current maturities of long-term debt	$59	$350,402
Commercial paper	298,600	230,700
Notes payable and current maturities of long-term debt	298,659	581,102
Long-term debt	2,981,923	2,986,702
Total debt	3,280,582	3,567,804
Less: Cash and cash equivalents	(209,277)	(753,964)
Net debt	3,071,305	2,813,840
Add: Stockholders' equity	2,747,934	4,383,180
Net capitalization	$5,819,239	$7,197,020
Net debt to net capitalization	52.8%	39.1%

Our net debt to net capitalization ratio increased to 52.8% at September 30, 2018 from 39.1% at December 31, 2017. The increase in this ratio was driven primarily by the reduction in our net capitalization of $1.4 billion for the period due to the $906.8 million distribution of Apergy, $892.8 million in share repurchases including prepayment under an accelerated share repurchase program, and $213.1 million of dividends, offset by $428.7 million of current earnings. As described above, we also received a cash payment of $689.6 million from Apergy upon distribution on May 9, 2018, which was used to fund share repurchases. Net debt increased $257.5 million during the period primarily due to a reduction in cash levels to fund dividends and other operating purposes, offset by net reduction in current maturities of long term debt as a result of the repayment of the $350.0 million note maturing on March 15, 2018.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the nine months ended September 30, 2018. For a discussion of our exposure to market risk, refer to Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," contained in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2017.

Item 4. Controls and Procedures

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2018.

During the third quarter of 2018, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

See Part I, Notes to Condensed Consolidated Financial Statements, Note 14 — Commitments and Contingent Liabilities.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2017 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	The table below presents shares of Dover stock that we acquired during the quarter.

				Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	February 2018 Program(1)
July 1 to July 31	—	$—	—	12,921,249
August 1 to August 31	909,233	83.42	909,233	12,012,016
September 1 to September 30	819,815	87.75	819,815	11,192,201
For the Third Quarter	1,729,048	$85.48	1,729,048	11,192,201
(1) In February 2018, the Company's Board of Directors approved a new standing share repurchase authorization, whereby the Company may repurchase up to 20 million shares of its common stock through December 31, 2020. The Company repurchased 1,729,048 shares under the February 2018 authorization during the three months ended September 30, 2018. As of September 30, 2018, the number of shares still available for repurchase under the February 2018 share repurchase authorization was 11,192,201.
Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Under the Iran Threat Reduction and Syrian Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, we are required to disclose in our periodic reports if we or any of our affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran or with certain Iran-related entities or individuals designated pursuant to certain Executive Orders. Disclosure is required even where the activities are authorized by and in compliance with applicable law. In connection with the easing of certain sanctions by the U.S. against Iran in January 2016 and in compliance with the economic sanctions regulations administered by U.S. Treasury’s Office of Foreign Assets Control (“OFAC”), a wholly-owned non-U.S. subsidiary in our Fluids segment sold non-U.S. origin spare parts related to the oil, gas and/or petrochemical sectors to Iranian counterparties and non-U.S. origin pump and filtering equipment to European engineering parties with end use in the petrochemical sector in Iran, which resulted in revenue of approximately €869.5 thousand and net profits of approximately €470.6 thousand in the third quarter of 2018. On May 8, 2018, President Trump announced his decision to re-impose secondary sanctions against Iran. In response, on June 27, 2018, OFAC revoked General License H, with a provision authorizing the wind down of transactions previously authorized under General License H pursuant to 31 CFR §560.537. The sales described above were made by our non-U.S. subsidiary pursuant to contracts entered into prior to May 8, 2018, and in compliance with the terms and conditions of OFAC’s General License H and the applicable wind-down license. Our non-U.S. subsidiary will complete all wind down activities by November 4, 2018 in compliance with U.S. economic sanctions laws.

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

101
The following materials from Dover Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 formatted in XBRL (eXtensible Business Reporting Language):  (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statement of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

DOVER CORPORATION

Date:	October 18, 2018	/s/ Brad M. Cerepak
Brad M. Cerepak
Senior Vice President & Chief Financial Officer
(Principal Financial Officer)

Date:	October 18, 2018	/s/ Carrie Anderson
Carrie Anderson
Vice President, Controller
(Principal Accounting Officer)