Form 10-Q
period 2019-03-31
DOVER Corp
filed 2019-04-18
CIK 29905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

The number of shares outstanding of the Registrant’s common stock as of April 11, 2019 was 145,329,437.

Dover Corporation
Form 10-Q

Item 1. Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenue	$1,724,757	$1,637,671
Cost of goods and services	1,101,215	1,034,842
Gross profit	623,542	602,829
Selling, general and administrative expenses	408,466	435,026
Loss on assets held for sale	46,946	—
Operating earnings	168,130	167,803
Interest expense	31,808	35,640
Interest income	(890)	(2,058)
Other income, net	(1,106)	(30)
Earnings before provision for income taxes	138,318	134,251
Provision for income taxes	32,613	24,841
Earnings from continuing operations	105,705	109,410
Earnings from discontinued operations, net	—	22,025
Net earnings	$105,705	$131,435

Earnings per share from continuing operations:
Basic	$0.73	$0.71
Diluted	$0.72	$0.70
Earnings per share from discontinued operations:
Basic	$—	$0.14
Diluted	$—	$0.14
Net earnings per share:
Basic	$0.73	$0.85
Diluted	$0.72	$0.84
Weighted average shares outstanding:
Basic	145,087	154,520
Diluted	146,911	157,090

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net earnings	$105,705	$131,435
Other comprehensive earnings, net of tax
Foreign currency translation adjustments:
Foreign currency translation gains	23,700	52,308
Reclassification of foreign currency translation losses to earnings	25,339	—
Total foreign currency translation adjustments	49,039	52,308
Pension and other post-retirement benefit plans:
Amortization of actuarial losses included in net periodic pension cost	175	1,939
Amortization of prior service costs included in net periodic pension cost	572	743
Total pension and other post-retirement benefit plans	747	2,682
Changes in fair value of cash flow hedges:
Unrealized net gains arising during period	2,594	1,362
Net gains reclassified into earnings	(230)	(253)
Total cash flow hedges	2,364	1,109
Other comprehensive earnings, net of tax	52,150	56,099
Comprehensive earnings	$157,855	$187,534

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$243,014	$396,221
Receivables, net of allowances of $29,116 and $28,469	1,272,053	1,231,859
Inventories	828,298	748,796
Prepaid and other current assets	141,891	126,878
Assets held for sale	44,210	—
Total current assets	2,529,466	2,503,754
Property, plant and equipment, net	797,682	806,497
Goodwill	3,777,277	3,677,328
Intangible assets, net	1,149,136	1,134,256
Other assets and deferred charges	404,350	243,936
Total assets	$8,657,911	$8,365,771
Liabilities and Stockholders' Equity
Current liabilities:
Notes payable and current maturities of long-term debt	$346,255	$220,318
Accounts payable	952,162	969,531
Accrued compensation and employee benefits	176,726	212,666
Accrued insurance	99,215	97,600
Other accrued expenses	337,417	313,452
Federal and other income taxes	14,566	13,854
Liabilities held for sale	20,581	—
Total current liabilities	1,946,922	1,827,421
Long-term debt	2,940,967	2,943,660
Deferred income taxes	349,428	339,325
Noncurrent income tax payable	54,304	54,304
Other liabilities	528,837	432,395
Stockholders' equity:
Total stockholders' equity	2,837,453	2,768,666
Total liabilities and stockholders' equity	$8,657,911	$8,365,771

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Common stock $1 par value	Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive (loss) earnings	Total stockholders' equity
Balance at December 31, 2018	$257,822	$886,016	$(5,947,562)	$7,815,486	$(243,096)	$2,768,666
Net earnings	—	—	—	105,705	—	105,705
Dividends paid ($0.48 per share)	—	—	—	(69,809)	—	(69,809)
Common stock issued for the exercise of share-based awards	392	(20,000)	—	—	—	(19,608)
Stock-based compensation expense	—	8,182	—	—	—	8,182
Other comprehensive earnings, net of tax	—	—	—	—	52,150	52,150
Other, net	—	(7,833)	—	—	—	(7,833)
Balance at March 31, 2019	$258,214	$866,365	$(5,947,562)	$7,851,382	$(190,946)	$2,837,453

	Common stock $1 par value	Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive (loss) earnings	Total stockholders' equity
Balance at December 31, 2017	$256,992	$942,485	$(5,077,039)	$8,455,501	$(194,759)	$4,383,180
Adoption of ASU 2018-02	—	—	—	12,856	(12,856)	—
Cumulative catch-up adjustment related to Adoption of Topic 606	—	—	—	175	—	175
Net earnings	—	—	—	131,435	—	131,435
Dividends paid ($0.47 per share)	—	—	—	(72,691)	—	(72,691)
Common stock issued for the exercise of share-based awards	290	(15,229)	—	—	—	(14,939)
Stock-based compensation expense	—	7,314	—	—	—	7,314
Common stock acquired	—	—	(44,977)	—	—	(44,977)
Other comprehensive earnings, net of tax	—	—	—	—	56,099	56,099
Other, net	—	26	—	—	—	26
Balance at March 31, 2018	$257,282	$934,596	$(5,122,016)	$8,527,276	$(151,516)	$4,445,622

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Operating Activities:
Net earnings	$105,705	$131,435
Adjustments to reconcile net earnings to cash from operating activities:
Earnings from discontinued operations, net	—	(22,025)
Loss on assets held for sale	46,946	—
Depreciation and amortization	67,738	68,625
Stock-based compensation expense	8,182	6,745
Other, net	2,363	(5,440)
Cash effect of changes in assets and liabilities:
Accounts receivable, net	(42,252)	22,781
Inventories	(73,041)	(63,554)
Prepaid expenses and other assets	(14,921)	(14,778)
Accounts payable	(22,638)	(6,690)
Accrued compensation and employee benefits	(55,559)	(69,554)
Accrued expenses and other liabilities	(16,107)	(36,029)
Accrued and deferred taxes, net	18,108	4,019
Net cash provided by operating activities	24,524	15,535
Investing Activities:
Additions to property, plant and equipment	(37,122)	(44,678)
Acquisitions, net of cash acquired	(175,083)	(68,385)
Proceeds from sale of property, plant and equipment	170	2,160
Proceeds from sale of businesses	2,245	2,069
Other	(7,900)	(13,763)
Net cash used in investing activities	(217,690)	(122,597)
Financing Activities:
Repurchase of common stock	—	(44,977)
Change in commercial paper and notes payable	125,893	195,066
Dividends paid to stockholders	(69,809)	(72,691)
Payments to settle employee tax obligations on exercise of share-based awards	(19,608)	(14,943)
Repayment of long-term debt	—	(350,000)
Other	(409)	(1,558)
Net cash provided by (used in) financing activities	36,067	(289,103)
Cash Flows from Discontinued Operations
Net cash provided by operating activities of discontinued operations	—	19,963
Net cash used in investing activities of discontinued operations	—	(13,426)
Net cash provided by discontinued operations	—	6,537
Effect of exchange rate changes on cash and cash equivalents	3,892	2,886
Net decrease in cash and cash equivalents	(153,207)	(386,742)
Cash and cash equivalents at beginning of period	396,221	753,964
Cash and cash equivalents at end of period	$243,014	$367,222

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
1. Basis of Presentation

The accompanying unaudited interim Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim periods and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America ("GAAP") for complete financial statements. These unaudited interim Condensed Consolidated Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes for Dover Corporation ("Dover" or the "Company") for the year ended December 31, 2018, included in the Company's Annual Report on Form 10-K filed with the SEC on February 15, 2019. The year end Condensed Consolidated Balance Sheet was derived from audited financial statements. Certain amounts in the prior periods have been reclassified to conform to the current year presentation.

On May 9, 2018, the Company completed a pro-rata distribution of the common stock of Apergy Corporation ("Apergy") to the Company's shareholders of record as of the close of business on April 30, 2018. Apergy holds entities conducting upstream energy businesses previously included in the Energy segment. As discussed in Note 5 - Discontinued and Disposed Operations, the Apergy businesses met the criteria to be reported as discontinued operations because the spin-off is a strategic shift in business that has a major effect on the Company's operations and financial results. Therefore, the Company is reporting the historical results of Apergy, including the results of operations, cash flows, and related assets and liabilities, as discontinued operations for all periods presented herein. Subsequent to the spin-off of Apergy, effective the second quarter of 2018, the Company no longer has the Energy segment and is aligned into three reportable segments. See Note 18 —Segment Information for additional information regarding the updated segments, including segment results for the three months ended March 31, 2019 and 2018. Unless otherwise noted, the accompanying Notes to the Consolidated Financial Statements have all been revised to reflect the effect of the separation of Apergy and all prior year balances have been revised accordingly to reflect continuing operations only.

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

In connection with the spin-off from the company, Apergy issued and sold $300.0 million in aggregate principal amount of its 6.375% senior notes due May 2026 in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended, and incurred $415.0 million in borrowings under its new senior secured term loan facility to fund a one-time cash payment of $700.0 million to Dover. Dover received net cash of $689.6 million upon separation, which reflects $10.4 million of cash held by Apergy on the distribution date and retained by it in connection with its separation from Dover. Dover utilized the proceeds from Apergy as the primary source of funding for $1 billion of share repurchases started in December 2017 and completed in December 2018.
Included within the net assets distributed to Apergy is approximately $33 million of accumulated other comprehensive earnings attributable to Apergy, relating primarily to foreign currency translation gains, offset by unrecognized losses on pension obligations.
The historical results of Apergy, including the results of operations, cash flows, and related assets and liabilities have been reclassified to discontinued operations for all periods presented herein. See Note 5 — Held for Sale, Disposed and Discontinued Operations. Pursuant to the separation of Apergy from Dover, and the related separation and distribution agreements, any liabilities due from Dover to Apergy are not significant.

3. Revenue

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
Over 95% of the Company’s performance obligations are recognized at a point in time that relate to the manufacture and sale of a broad range of products and components. Revenue is recognized when control transfers to the customer upon shipment or completion of installation, testing, certification, or other substantive acceptance provisions required under the contract. Less than 5% of the Company’s revenue is recognized over time and relates to the sale of engineered to order equipment or services that have no alternative use and in which the contract specifies the Company has a right to payment for its costs, plus a reasonable margin.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
Revenue from contracts with customers is disaggregated by end markets, segments and geographic location, as it best depicts the nature and amount of the Company’s revenue.
The following table presents revenue disaggregated by end market and segment:

	Three Months Ended March 31,
	2019	2018
Printing & Identification	$282,086	$282,522
Industrials	405,105	389,104
Total Engineered Systems segment	687,191	671,626
Fueling & Transport	373,050	319,304
Pumps	177,439	162,309
Process Solutions	152,735	146,485
Total Fluids segment	703,224	628,098
Refrigeration	277,598	278,655
Food Equipment	57,045	59,580
Total Refrigeration & Food Equipment segment	334,643	338,235
Intra-segment eliminations	(301)	(288)
Total Consolidated Revenue	$1,724,757	$1,637,671

The following table presents revenue disaggregated by geography based on the location of the Company's customer:

	Three Months Ended March 31,
	2019	2018
United States	$919,892	$853,002
Europe	402,645	387,178
Asia	196,350	194,603
Other Americas	138,118	133,144
Other	67,752	69,744
Total	$1,724,757	$1,637,671

At March 31, 2019, we estimated that $83.0 million in revenue is expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. We expect to recognize approximately 65% of our unsatisfied (or partially unsatisfied) performance obligations as revenue through 2020, with the remaining balance to be recognized in 2021 and thereafter.

The following table provides information about contract assets and contract liabilities from contracts with customers:

	March 31, 2019	December 31, 2018	At Adoption
Contract assets	$11,443	$9,330	$11,932
Contract liabilities - current	39,733	36,461	48,268
Contract liabilities - non-current	9,731	9,382	9,916
The revenue recognized during the three months ended March 31, 2019 and 2018 that was included in the contract liabilities at the beginning of the period amounted to $15,414 and $13,781, respectively.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
4. Acquisitions

2019 Acquisitions

On January 25, 2019, the Company acquired the assets of Belanger, Inc. ("Belanger"), a leading full-line car wash equipment manufacturer for $175,083, net of cash acquired. The Belanger acquisition strengthens Dover's position in the vehicle wash business within the Fueling & Transport end market of the Fluids segment. The following presents the preliminary allocation of acquisition cost to the assets acquired and liabilities assumed, based on their estimated fair values:

Belanger
Current assets, net of cash acquired	$9,392
Property, plant and equipment	597
Goodwill	97,817
Intangible assets	77,000
Other assets and deferred charges	20
Current liabilities	(9,743)
Net assets acquired	$175,083

The amounts assigned to goodwill and major intangible asset classifications are as follows:

	Amount allocated	Useful life (in years)
Goodwill - Tax deductible	97,817	na
Customer intangibles	54,500	9
Patents	16,000	9
Trademarks	6,500	15
	$174,817

The goodwill recorded as a result of this acquisition reflects the benefits expected to be derived from product line expansions and operational synergies.

2018 Acquisitions

During the three months ended March 31, 2018, the Company acquired two businesses in separate transactions for total consideration of $68,385, net of cash acquired. These businesses were acquired to complement and expand upon existing operations within the Fluids and Refrigeration & Food Equipment segments. The goodwill recorded as a result of these acquisitions reflects the benefits expected to be derived from product line expansions and operational synergies. The goodwill is non-deductible for U.S. federal income tax purposes for these acquisitions.

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

Pro Forma Information

The following unaudited pro forma information illustrates the impact of 2019 and 2018 acquisitions on the Company’s revenue and earnings from operations for the three months ended March 31, 2019 and 2018, respectively.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
The unaudited pro forma information assumes that the 2019 and 2018 acquisitions had taken place at the beginning of the prior year, 2018 and 2017, respectively. Unaudited pro forma earnings are adjusted to reflect the comparable impact of additional depreciation and amortization expense, net of tax, resulting from the fair value measurement of intangible and tangible assets relating to the year of acquisition.

The unaudited pro forma effects for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
	2019	2018
Revenue:
As reported	$1,724,757	$1,637,671
Pro forma	1,728,525	1,651,530
Earnings from continuing operations:
As reported	$105,705	$109,410
Pro forma	107,204	111,953
Basic earnings per share from continuing operations:
As reported	$0.73	$0.71
Pro forma	0.74	0.72
Diluted earnings per share from continuing operations:
As reported	$0.72	$0.70
Pro forma	0.73	0.71

5. Held for Sale, Disposed and Discontinued Operations

Management evaluates Dover's businesses periodically for their strategic fit within its operations and may from time to time sell or discontinue certain operations for various reasons.

Assets and Liabilities Held for Sale

On March 29, 2019, the Company entered into a definitive agreement to sell Finder Pompe S.r.l ("Finder"), a wholly owned subsidiary, to Gruppo Aturia S.p.A (“Aturia”) for a total consideration of approximately $23,629 net of estimated selling costs. As of March 31, 2019, Finder met the criteria to be classified as held for sale. The Company classified Finder's assets and liabilities separately on the consolidated balance sheet as of March 31, 2019.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
The following table presents the assets and liabilities associated with the Finder business classified as held for sale as of March 31, 2019.

March 31, 2019
Assets Held for Sale
Accounts receivable, net	$12,698
Inventories	3,693
Prepaid and other current assets	1,050
Total current assets	17,441
Property, plant and equipment, net	13,596
Goodwill and intangible assets, net	34,524
Other assets and deferred charges	256
Impairment on assets held for sale	(21,607)
Total assets	$44,210

Liabilities Held for Sale
Accounts payable	$7,859
Other current liabilities	5,088
Total current liabilities	12,947
Deferred income taxes	7,011
Other liabilities	623
Total liabilities	$20,581

Based on the total consideration from the sale, net of selling costs, the Company recorded a loss on the assets held for sale of  $46,946, in the Condensed Consolidated Statements of Earnings during the three months ended March 31, 2019. The loss was comprised of an impairment on assets held for sale of $21,607 and $25,339 of foreign currency translation losses reclassified out of accumulated other comprehensive losses.

The Finder business is included in the results of the Fluids segment. The sale does not represent a strategic shift that will have a major effect on operations and financial results and, therefore, did not qualify for presentation as a discontinued operation. The sale closed on April 2, 2019. See Note 22 — Subsequent Events for further details on the subsequent completed sale of Finder.

The Company had no assets or liabilities classified as held for sale as of December 31, 2018.

Disposed Operations

There were no dispositions during the three months ended March 31, 2019 and 2018.

Discontinued Operations

There were no discontinued operations as of and for the three months ending March 31, 2019.

In 2018, the Apergy businesses, as discussed in Note 2, met the criteria to be reported as discontinued operations because the spin-off was a strategic shift in business that has a major effect on the Company's operations and financial results. Therefore, the results of discontinued operations for the three months ended March 31, 2018 include the historical results of Apergy prior to its distribution on May 9, 2018. The three months ended March 31, 2018 included costs incurred by Dover to complete the spin-off of Apergy amounting to $11,746, reflected in selling, general and administrative expenses in discontinued operations. See Note 2 — Spin-off of Apergy Corporation for further information.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
Summarized results of the Company's discontinued operations are as follows:

Three Months Ended March 31, 2018
Revenue	$284,041
Cost of goods and services	177,928
Gross profit	106,113
Selling, general and administrative expenses	79,123
Operating earnings	26,990
Other expense, net	484
Earnings from discontinued operations before taxes	26,506
Provision for income taxes	4,481
Earnings from discontinued operations, net of tax	$22,025

On May 9, 2018, all assets and liabilities of Apergy were spun-off. Therefore, as of March 31, 2019 and December 31, 2018 there were no assets and liabilities classified as discontinued operations.

6. Inventories

	March 31, 2019	December 31, 2018
Raw materials	$474,204	$439,616
Work in progress	177,544	154,878
Finished goods	288,986	265,722
Subtotal	940,734	860,216
Less reserves	(112,436)	(111,420)
Total	$828,298	$748,796

7. Property, Plant and Equipment, net

	March 31, 2019	December 31, 2018
Land	$49,834	$53,623
Buildings and improvements	518,238	529,982
Machinery, equipment and other	1,589,863	1,555,345
Property, plant and equipment, gross	2,157,935	2,138,950
Accumulated depreciation	(1,360,253)	(1,332,453)
Property, plant and equipment, net	$797,682	$806,497

Depreciation expense totaled $32,188 and $32,164 for the three months ended March 31, 2019 and 2018, respectively.

8. Leases
The Company adopted ASC Topic 842 - Leases as of January 1, 2019, using the transition method per ASU No. 2018-11 issued on July 2018 wherein entities were allowed to initially apply the new leases standard at adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Accordingly, all periods prior to January 1, 2019 were presented in accordance with the previous ASC Topic 840, Leases, and no retrospective adjustments were made to the comparative periods presented. Adoption of ASC 842 resulted in an increase to total assets and liabilities due to the recording of operating lease right-of-use assets ("ROU") and operating lease liabilities of approximately $163 million, as of January 1, 2019. Finance leases were not impacted by the adoption of ASC 842, as finance lease liabilities and the corresponding ROU assets were already recorded in the balance sheet under the previous guidance, ASC 840. The adoption did not materially impact the Company’s Consolidated Statements of Earnings or Cash Flows.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
The Company has operating and finance leases for corporate offices, manufacturing plants, research and development facilities, shared services facilities, vehicle fleets and certain office and manufacturing equipment. Leases with an initial term of 12 months or less are not recorded in the balance sheet. The Company has elected the practical expedient to account for each separate lease component of a contract and its associated non-lease components as a single lease component, thus causing all fixed payments to be capitalized. The Company also elected the package of practical expedients permitted within the new standard, which among other things, allows the Company to carry forward historical lease classification. Variable lease payment amounts that cannot be determined at the commencement of the lease such as increases in lease payments based on changes in index rates or usage, are not included in the ROU assets or liabilities. These are expensed as incurred and recorded as variable lease expense.

The Company determines if an arrangement is a lease at inception of a contract. Operating lease ROU assets are included in other assets and deferred charges and operating lease liabilities are included in other accrued expenses and other liabilities in the Consolidated Balance Sheet. Finance lease ROU assets are included in property and equipment, and the related lease liabilities are included in other accrued expenses and other liabilities in the Consolidated Balance Sheet.

ROU assets represent the Company's right to use an underlying asset during the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at commencement date based on the net present value of fixed lease payments over the lease term. The Company's lease term include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. ROU assets also include any advance lease payments made and exclude lease incentives. As most of the Company's operating leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Finance lease agreements generally include an interest rate that is used to determine the present value of future lease payments. Operating fixed lease expense and finance lease depreciation expense are recognized on a straight-line basis over the lease term.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
The components of lease costs were as follows:

Three Months Ended March 31, 2019
Operating Lease Costs:
Fixed	$12,244
Variable	2,047
Short-term	4,865
Total*	$19,156
* Finance lease cost and sublease income were immaterial.
Supplemental cash flow information were as follows:

Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$12,414
Operating cash flows from finance leases	108
Financing cash flows from finance leases	409
Total	$12,931
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	10,708
Finance leases	37
Total	$10,745

Supplemental balance sheet information related to leases were as follows:

March 31, 2019
Operating Leases:
Right of use assets:
Other assets and deferred charges	$154,562

Lease liabilities:
Other accrued expenses	$43,247
Other liabilities	118,783
Total operating lease liabilities	$162,030

Finance Leases:
Right of use assets:
Property, plant and equipment, net (1)	$11,856

Lease liabilities:
Other accrued expenses	$1,526
Other liabilities	8,350
Total financing lease liabilities	$9,876
(1) Finance lease assets are recorded net of accumulated depreciation of $909.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
The aggregate future lease payments for operating and finance leases as of March 31, 2019 were as follows:

	Operating	Finance
2019 (excluding the three months ending March 31, 2019)	$37,090	$1,425
2020	39,237	1,881
2021	29,666	1,793
2022	21,329	1,608
2023	13,544	1,204
Thereafter	42,182	4,040
Total lease payments	183,048	11,951
Less: Interest	(21,018)	(2,075)
Present value of lease liabilities	$162,030	$9,876

The aggregate future lease payments for operating and capital leases as of December 31, 2018 are as follows:

	Operating	Capital
2019	$49,009	$1,802
2020	38,620	1,748
2021	29,396	1,687
2022	21,767	1,392
2023	13,994	952
Thereafter	42,087	3,802
Total	$194,873	$11,383

Average lease terms and discount rates were as follows:

March 31, 2019
Weighted-average remaining lease term (years)
Operating leases	5.8
Finance leases	6.4
Weighted-average discount rate
Operating leases	3.3%
Finance leases	4.4%

9. Goodwill and Other Intangible Assets

The changes in the carrying value of goodwill by reportable operating segments were as follows:

	Engineered Systems	Fluids	Refrigeration & Food Equipment	Total
Balance at December 31, 2018	$1,623,660	$1,507,602	$546,066	$3,677,328
Acquisitions	—	97,817	—	97,817
Held for sale	—	(4,739)	—	(4,739)
Foreign currency translation	(1,460)	8,386	(55)	6,871
Balance at March 31, 2019	$1,622,200	$1,609,066	$546,011	$3,777,277

During the three months ended March 31, 2019, the Company recorded additions of $97,817 to goodwill as a result of the acquisition discussed in Note 4 — Acquisitions. As noted in Note 5 — Held for Sale, Disposed and Discontinued Operations, the Company classified Finder's assets and liabilities as held for sale as of March 31, 2019. As a result, the Fluids segment goodwill balance was reduced by $4,739.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
The Company’s definite-lived and indefinite-lived intangible assets by major asset class were as follows:

	March 31, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Customer intangibles	$1,404,109	$648,177	$755,932	$1,395,742	$645,305	$750,437
Trademarks	217,996	74,597	143,399	214,774	72,305	142,469
Patents	160,240	129,692	30,548	144,302	128,254	16,048
Unpatented technologies	155,481	89,379	66,102	155,380	85,560	69,820
Distributor relationships	83,804	39,750	44,054	82,970	37,943	45,027
Drawings & manuals	27,707	20,784	6,923	31,849	23,273	8,576
Other	21,434	15,927	5,507	21,046	15,835	5,211
Total	2,070,771	1,018,306	1,052,465	2,046,063	1,008,475	1,037,588
Unamortized intangible assets:
Trademarks	96,671	—	96,671	96,668	—	96,668
Total intangible assets, net	$2,167,442	$1,018,306	$1,149,136	$2,142,731	$1,008,475	$1,134,256

For the three months ended March 31, 2019 and 2018, amortization expense was $35,550 and $36,461, respectively, including acquisition-related intangible amortization of $35,155 and $35,889, respectively.

10. Restructuring Activities

The Company's restructuring charges by segment were as follows:

	Three Months Ended March 31,
	2019	2018
Engineered Systems	$370	$1,375
Fluids	1,119	2,051
Refrigeration & Food Equipment	1,412	45
Corporate	35	749
Total	$2,936	$4,220
These amounts are classified in the Condensed Consolidated Statements of Earnings as follows:
Cost of goods and services	$1,179	$2,339
Selling, general and administrative expenses	1,757	1,881
Total	$2,936	$4,220

The restructuring expenses of $2,936 incurred during the three months ended March 31, 2019 were related to two significant rightsizing restructuring programs initiated in 2018 comprised primarily of broad-based selling, general and administrative expense reduction and footprint consolidation initiatives designed to increase operating margin, enhance operations and position the Company for sustained growth and investment.

In 2019, the Company expects to incur charges of approximately $5 million related to the selling, general and administrative expense reduction initiative, $2 million of which was incurred during the three months ended March 31, 2019 and $3 million  of which the Company expects to incur during the remainder of 2019. In 2019 and 2020, the Company expects to incur total restructuring charges of approximately $10 million related to footprint consolidation initiatives, $1 million of which was incurred during the three months ended March 31, 2019 and $9 million of which the Company expects to incur in the second quarter of 2019 through 2020. Additional programs, beyond the scope of the announced programs, may be implemented during 2019 with related restructuring charges.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
The $2,936 of restructuring charges incurred during the first quarter of 2019 primarily included the following items:

•The Engineered Systems segment recorded $370 of restructuring charges related to programs focused on headcount reduction.

•The Fluids segment recorded $1,119 of restructuring charges principally related to headcount reductions and facility restructuring costs.

•The Refrigeration and Food Equipment segment recorded $1,412 of restructuring expense primarily due to headcount reductions and facility restructuring costs.

•Corporate recorded $35 of restructuring charges primarily related to headcount reductions.

The Company’s severance and exit accrual activities were as follows:

	Severance	Exit	Total
Balance at December 31, 2018	$24,284	$3,880	$28,164
Restructuring charges	1,941	995	2,936
Payments	(10,776)	(424)	(11,200)
Other, including foreign currency translation	(754)	(915)	(1,669)
Balance at March 31, 2019	$14,695	$3,536	$18,231

11. Borrowings

Borrowings consisted of the following:

	March 31, 2019	December 31, 2018
Short-term
Current portion of long-term debt and short-term borrowings	$1,355	$—
Commercial paper	344,900	220,318
Notes payable and current maturities of long-term debt	$346,255	$220,318

		Carrying amount (1)
	Principal	March 31, 2019	December 31, 2018
Long-term
2.125% 7-year notes due December 1, 2020 (euro-denominated)	€300,000	338,583	339,657
4.30% 10-year notes due March 1, 2021	$450,000	449,293	449,200
3.150% 10-year notes due November 15, 2025	$400,000	395,537	395,368
1.25% 10-year notes due November 9, 2026 (euro-denominated)	€600,000	670,021	672,103
6.65% 30-year debentures due June 1, 2028	$200,000	199,080	199,054
5.375% 30-year debentures due October 15, 2035	$300,000	295,873	295,811
6.60% 30-year notes due March 15, 2038	$250,000	247,855	247,827
5.375% 30-year notes due March 1, 2041	$350,000	343,946	343,877
Other		779	763
Total long-term debt		2,940,967	2,943,660
Less long-term debt current portion		—	—
Net long-term debt		$2,940,967	$2,943,660
(1) Carrying amount is net of unamortized debt discount and deferred debt issuance costs. Total unamortized debt discounts were
$15.4 million and $15.8 million as of March 31, 2019 and December 31, 2018, respectively. Total deferred debt issuance costs were $12.6 million and $13.0 million as of March 31, 2019 and December 31, 2018, respectively.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
The Company maintains a $1.0 billion five-year unsecured revolving credit facility (the "Credit Agreement") with a syndicate of banks which expires on November 10, 2020. The Company was in compliance with all covenants in the Credit Agreement and other long-term debt covenants at March 31, 2019 and had a coverage ratio of 9.7 to 1.0. The Company uses the Credit Agreement as liquidity back-up for its commercial paper program and has not drawn down any loans under the Credit Agreement and does not anticipate doing so. The Company generally uses commercial paper borrowings for general corporate purposes, funding of acquisitions and repurchases of its common stock.

As of March 31, 2019, the Company had approximately $142.4 million outstanding in letters of credit and performance and other guarantees which expire on various dates through 2028. These letters of credit are primarily maintained as security for insurance, warranty and other performance obligations. In general, we would only be liable for the amount of these guarantees in the event of default in the performance of our obligations.

12. Financial Instruments

Derivatives

The Company is exposed to market risk for changes in foreign currency exchange rates due to the global nature of its operations and certain commodity risks. In order to manage these risks, the Company has hedged portions of its forecasted sales and purchases to occur within the next twelve months that are denominated in non-functional currencies, with currency forward contracts designated as cash flow hedges. At March 31, 2019 and December 31, 2018, the Company had contracts with U.S. dollar equivalent notional amounts of $210,787 and $153,873, respectively, to exchange foreign currencies, principally the Pound Sterling, Chinese Yuan, Swedish Krona, Swiss Franc, and Canadian Dollar. The Company believes it is probable that all forecasted cash flow transactions will occur.

In addition, the Company had outstanding contracts with a total notional amount of $91,749 and $66,906 as of March 31, 2019 and December 31, 2018, respectively, that are not designated as hedging instruments. These instruments are used to reduce the Company's exposure for operating receivables and payables that are denominated in non-functional currencies. Gains and losses on these contracts are recorded in other (income) expense, net in the Condensed Consolidated Statements of Earnings.

The following table sets forth the fair values of derivative instruments held by the Company as of March 31, 2019 and December 31, 2018 and the balance sheet lines in which they are recorded:

	Fair Value Asset (Liability)
	March 31, 2019	December 31, 2018	Balance Sheet Caption
Foreign currency forward	$3,996	$1,874	Prepaid / Other current assets
Foreign currency forward	(637)	(1,165)	Other accrued expenses

For a cash flow hedge, the effective portion of the change in estimated fair value of a hedging instrument is recorded in accumulated other comprehensive loss (earnings) as a separate component of the Condensed Consolidated Statement of Stockholders' Equity and is reclassified into revenues and cost of goods and services in the Condensed Consolidated Statements of Earnings during the period in which the hedged transaction is recognized. The amount of gains or losses from hedging activity recorded in earnings is not significant, and the amount of unrealized gains and losses from cash flow hedges that are expected to be reclassified to earnings in the next twelve months is not significant; therefore, additional tabular disclosures are not presented. There are no amounts excluded from the assessment of hedge effectiveness and the Company's derivative instruments that are subject to credit risk contingent features were not significant.

The Company is exposed to credit loss in the event of nonperformance by counterparties to the financial instrument contracts held by the Company; however, nonperformance by these counterparties is considered unlikely as the Company’s policy is to contract with highly-rated, diversified counterparties.

The Company has designated the €600,000 and €300,000 of euro-denominated notes issued November 9, 2016 and December 4, 2013, respectively, as hedges of a portion of its net investment in euro-denominated operations. Changes in the value of the euro-denominated debt are recognized in foreign currency translation adjustments within other comprehensive earnings of the Condensed Consolidated Statements of Comprehensive Earnings to offset changes in the value of the net investment in euro-denominated operations.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
Amounts recognized in other comprehensive earnings for the gains (losses) on net investment hedges were as follows:

	Three Months Ended March 31,
	2019	2018
Gain (loss) on euro-denominated debt	$3,557	$(44,109)
Tax (expense) benefit	(747)	9,263
Net gain (loss) on net investment hedges, net of tax	$2,810	$(34,846)

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

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018:

	Level 2	Level 2
Assets:
Foreign currency cash flow hedges	$3,996	$1,874
Liabilities:
Foreign currency cash flow hedges	637	1,165

In addition to fair value disclosure requirements related to financial instruments carried at fair value, accounting standards require interim disclosures regarding the fair value of all of the Company’s financial instruments.

The estimated fair value of long-term debt, net at March 31, 2019 and December 31, 2018, was $3,190,794 and $3,132,330, respectively, compared to the carrying value of $2,940,967 and $2,943,660, respectively. The estimated fair value of long-term debt is based on quoted market prices for similar instruments and is, therefore, classified as Level 2 within the fair value hierarchy.

The carrying values of cash and cash equivalents, trade receivables, accounts payable and notes payable are reasonable estimates of their fair values as of March 31, 2019, and December 31, 2018 due to the short-term nature of these instruments.

13. Income Taxes

The effective tax rates for the three months ended March 31, 2019 and 2018 were 23.6% and 18.5%, respectively. The increase in the effective tax rate for the three months ended March 31, 2019 relative to the prior comparable period was predominantly driven by the exclusion of capital losses on assets held for sale of Finder under local tax law. Additionally, the effective tax rates for the three months ended March 31, 2019 and 2018 included discrete tax benefits principally from stock award exercises.

Dover and its subsidiaries file tax returns in the U.S., including various state and local returns and in other foreign jurisdictions.  We believe adequate provision has been made for all income tax uncertainties. The Company is routinely audited by taxing authorities in its filing jurisdictions, and a number of these audits are currently underway. The Company believes that within the

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
next twelve months uncertain tax positions may be resolved and statutes of limitations will expire, which could result in a decrease in the gross amount of unrecognized tax benefits of approximately zero to $12.2 million.

14. Equity Incentive Program

The Company typically grants equity awards annually at its regularly scheduled first quarter meeting of the Compensation Committee of the Board of Directors. During the three months ended March 31, 2019, the Company issued stock-settled appreciation rights ("SARs") covering 610,979 shares, performance share awards of 34,402 and restricted stock units ("RSUs") of 121,560.

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

The range of assumptions used in determining the fair value of the SARs awarded during the respective periods were as follows:

	SARs
	2019	2018
Risk-free interest rate	2.51%	2.58%	-	2.87%
Dividend yield	2.13%	1.99%	-	2.43%
Expected life (years)	5.6	5.6	-	5.7
Volatility	22.35%	20.95%	-	21.20%

Grant price	$91.20	$79.75	-	$82.09
Fair value per share at date of grant	$17.55	$14.58	-	$15.41

The performance share awards granted in 2019 and 2018 are considered performance condition awards as attainment is based on Dover's performance relative to established internal metrics. The fair value of these awards was determined using Dover's closing stock price on the date of grant. The expected attainment of the internal metrics for these awards is analyzed each reporting period, and the related expense is adjusted based on expected attainment, if that attainment differs from previous estimates. The cumulative effect on current and prior periods of a change in attainment is recognized in selling, general and administrative expenses in the Condensed Consolidated Statements of Earnings in the period of change.

The fair value and average attainment used in determining stock-based compensation cost for the performance shares issued in 2019 and 2018 is as follows for the three months ended March 31, 2019:

	2019	2018
Fair value per share at date of grant	$91.20	$79.75	-	$82.09
Average attainment rate reflected in expense	211.68%	267.91%

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

Stock-based compensation is reported within selling, general and administrative expenses of continuing operations in the Condensed Consolidated Statements of Earnings. The following table summarizes the Company’s compensation expense relating to all stock-based incentive plans:

	Three Months Ended March 31,
	2019	2018
Pre-tax stock-based compensation expense (continuing)	$8,182	$6,745
Tax benefit	(1,048)	(1,496)
Total stock-based compensation expense, net of tax	$7,134	$5,249

Stock-based compensation expense attributable to Apergy employees for the three months ended March 31, 2018 was $569. These costs are reported within earnings from discontinued operations in the Condensed Consolidated Statement of Earnings.

15. Commitments and Contingent Liabilities

Litigation

Certain of the Company’s subsidiaries are involved in legal proceedings relating to the cleanup of waste disposal sites identified under federal and state statutes that provide for the allocation of such costs among "potentially responsible parties." In each instance, the extent of the Company’s liability appears to be very small in relation to the total projected expenditures and the number of other "potentially responsible parties" involved and is anticipated to be immaterial to the Company. In addition, certain of the Company’s subsidiaries are involved in ongoing remedial activities at certain current and former plant sites, in cooperation with regulatory agencies, and appropriate reserves have been established. At March 31, 2019 and December 31, 2018, the Company has reserves totaling $31,555 and $31,797, respectively, for environmental and other matters, including private party claims for exposure to hazardous substances that are probable and estimable.

The Company and certain of its subsidiaries are also parties to a number of other legal proceedings incidental to their businesses. These proceedings primarily involve claims by private parties alleging injury arising out of use of the Company’s products, patent infringement, employment matters, and commercial disputes. Management and legal counsel, at least quarterly, review the probable outcome of such proceedings, the costs and expenses reasonably expected to be incurred and currently accrued to-date, and the availability and extent of insurance coverage. The Company has reserves for legal matters that are probable and estimable and not otherwise covered by insurance, and at March 31, 2019 and December 31, 2018, these reserves were not significant. While it is not possible at this time to predict the outcome of these legal actions, in the opinion of management, based on the aforementioned reviews, the Company is not currently involved in any legal proceedings which, individually or in the aggregate, could have a material effect on its financial position, results of operations, or cash flows.

Warranty Accruals

Estimated warranty program claims are provided for at the time of sale of the Company's products. Amounts provided for are based on historical costs and adjusted for new claims and are included within other accrued expenses and other liabilities in the Condensed Consolidated Balance Sheet. The changes in the carrying amount of product warranties through March 31, 2019 and 2018, were as follows:

	2019	2018
Beginning Balance, December 31 of the Prior Year	$50,073	$59,403
Provision for warranties	13,955	12,447
Settlements made	(14,993)	(14,833)
Other adjustments, including acquisitions and currency translation	(792)	848
Ending Balance, March 31	$48,243	$57,865

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

The tables below set forth the components of the Company’s net periodic (income) expense relating to retirement benefit plans. The service cost component is recognized within selling, general and administrative expenses and cost of goods and services, depending on the functional area of the underlying employees included in the plans, and the non-operating components of pension costs are included within other income, net in the Condensed Consolidated Statements of Earnings. The amounts recorded to discontinued operations represent the net periodic benefit expense for several non-U.S. qualified and U.S. non-qualified plans that were transferred to Apergy at the spin-off date of May 9, 2018.

Qualified Defined Benefits

	Three Months Ended March 31,
	U.S. Plan		Non-U.S. Plans
	2019	2018	2019	2018
Service cost	$1,754	$2,984	$1,545	$1,577
Interest cost	4,756	5,102	1,241	1,378
Expected return on plan assets	(8,534)	(10,211)	(1,517)	(2,091)
Amortization:
Prior service cost (credit)	76	87	(58)	(115)
Recognized actuarial loss	—	1,931	816	803
Transition obligation	—	—	—	1
Net periodic (income) expense	(1,948)	(107)	2,027	1,553
Less: Discontinued operations	—	677	—	174
Net periodic (income) expense - Continuing operations	$(1,948)	$(784)	$2,027	$1,379

Non-Qualified Supplemental Benefits

	Three Months Ended March 31,
	2019	2018
Service cost	$486	$695
Interest cost	668	893
Amortization:
Prior service cost	703	963
Recognized actuarial gain	(570)	(255)
Net periodic expense	$1,287	$2,296
Less: Discontinued operations	—	254
Net periodic expense - Continuing operations	$1,287	$2,042

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
Post-Retirement Benefit Plans

The Company also maintains post-retirement benefit plans, although these plans are closed to new entrants. The supplemental and post-retirement benefit plans are supported by the general assets of the Company. The following table sets forth the components of the Company’s net periodic expense relating to its post-retirement benefit plans:

	Three Months Ended March 31,
	2019	2018
Service cost	$5	$8
Interest cost	78	73
Amortization:
Prior service cost	3	3
Recognized actuarial gain	(18)	(8)
Net periodic expense	$68	$76

The total amount amortized out of accumulated other comprehensive earnings into net periodic pension and post-retirement expense totaled $952 and $3,410 for the three months ended March 31, 2019 and 2018, respectively.

Defined Contribution Retirement Plans

The Company also offers defined contribution retirement plans which cover the majority of its U.S. employees, as well as employees in certain other countries. The Company’s expense relating to defined contribution plans were $12,906 and $12,870 for the three months ended March 31, 2019 and 2018, respectively.

17. Other Comprehensive Earnings

The amounts recognized in other comprehensive earnings were as follows:

	Three Months Ended			Three Months Ended
	March 31, 2019			March 31, 2018
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$49,786	$(747)	$49,039	$43,045	$9,263	$52,308
Pension and other post-retirement benefit plans	952	(205)	747	3,410	(728)	2,682
Changes in fair value of cash flow hedges	2,993	(629)	2,364	1,404	(295)	1,109
Total other comprehensive earnings	$53,731	$(1,581)	$52,150	$47,859	$8,240	$56,099

Total comprehensive earnings were as follows:

	Three Months Ended March 31,
	2019	2018
Net earnings	$105,705	$131,435
Other comprehensive earnings	52,150	56,099
Comprehensive earnings	$157,855	$187,534

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
Amounts reclassified from accumulated other comprehensive loss to earnings during the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
	2019	2018
Foreign currency translation:
Reclassification of foreign currency translation losses to earnings for assets held for sale	$25,339	$—
Tax benefit	—	—
Net of tax	$25,339	$—
Pension and other postretirement benefit plans:
Amortization of actuarial losses	$228	$2,471
Amortization of prior service costs	724	939
Total before tax	952	3,410
Tax benefit	(205)	(728)
Net of tax	$747	$2,682
Cash flow hedges:
Net gains reclassified into earnings	$(291)	$(320)
Tax provision	61	67
Net of tax	$(230)	$(253)

The reclassification of foreign currency translation losses to earnings relates to the Finder assets and liabilities held for sale. See Note 5 — Held for Sale, Disposed and Discontinued Operations for further details.

The Company recognizes the amortization of net actuarial gains and losses and prior service costs in other income, net within the Condensed Consolidated Statements of Earnings.

Cash flow hedges consist mainly of foreign currency forward contracts. The Company recognizes the realized gains and losses on its cash flow hedges in the same line item as the hedged transaction, such as revenue, cost of goods and services, or selling, general and administrative expenses.

18. Segment Information

The Company categorizes its operating companies into three distinct reportable segments. Segment financial information and a reconciliation of segment results to consolidated results is as follows:

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

•Refrigeration & Food Equipment segment is a provider of innovative and energy efficient equipment and systems serving the commercial refrigeration and food equipment end markets.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
Segment financial information and a reconciliation of segment results to consolidated results is as follows:

	Three Months Ended March 31,
	2019	2018
Revenue:
Engineered Systems	$687,191	$671,626
Fluids	703,224	628,098
Refrigeration & Food Equipment	334,643	338,235
Intra-segment eliminations	(301)	(288)
Total consolidated revenue	$1,724,757	$1,637,671
Earnings from continuing operations:
Segment earnings: (1)
Engineered Systems	$123,074	$102,066
Fluids (2)	52,221	67,348
Refrigeration & Food Equipment	24,807	29,182
Total segment earnings	200,102	198,596
Corporate expense / other (3)	30,866	30,763
Interest expense	31,808	35,640
Interest income	(890)	(2,058)
Earnings before provision for income taxes and discontinued operations	138,318	134,251
Provision for income taxes	32,613	24,841
Earnings from continuing operations	$105,705	$109,410
(1)  Segment earnings includes non-operating income and expense directly attributable to the segments.
(2) The three months ended March 31, 2019 includes a $46,946 loss on assets held for sale for Finder. Excluding this loss, Fluids segment earnings was $99,167.
(3) Certain expenses are maintained at the corporate level and not allocated to the segments. These expenses include executive and functional compensation costs, non-service pension costs, non-operating insurance expenses, shared business services costs and various administrative expenses relating to the corporate headquarters.

19. Share Repurchases

Under the January 2015 authorization which expired on January 9, 2018, the Company repurchased 440,608 shares of common stock during the three months ended March 31, 2018 at a total cost of $44,977, or $102.08 per share. There were 5,271,168 shares available for repurchase under this authorization upon expiration.

In February 2018, the Company's Board of Directors approved a new standing share repurchase authorization, whereby the Company may repurchase up to 20 million shares of its common stock through December 31, 2020. This share repurchase authorization replaced the January 2015 share repurchase authorization. There were no repurchases under the February 2018 authorization during the three months ended March 31, 2019 and 2018.

As of March 31, 2019, 9,703,666 shares remain authorized for repurchase under the February 2018 share repurchase authorization.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
20. Earnings per Share

The following table sets forth a reconciliation of the information used in computing basic and diluted earnings per share:

	Three Months Ended March 31,
	2019	2018
Earnings from continuing operations	$105,705	$109,410
Earnings from discontinued operations, net	—	22,025
Net earnings	$105,705	$131,435
Basic earnings per common share:
Earnings from continuing operations	$0.73	$0.71
Earnings from discontinued operations, net	$—	$0.14
Net earnings	$0.73	$0.85

Weighted average shares outstanding	145,087,000	154,520,000
Diluted earnings per common share:
Earnings from continuing operations	$0.72	$0.70
Earnings from discontinued operations, net	$—	$0.14
Net earnings	$0.72	$0.84

Weighted average shares outstanding	146,911,000	157,090,000

The following table is a reconciliation of the share amounts used in computing earnings per share:

	Three Months Ended March 31,
	2019	2018
Weighted average shares outstanding - Basic	145,087,000	154,520,000
Dilutive effect of assumed exercise of SARs and vesting of performance shares and RSUs	1,824,000	2,570,000
Weighted average shares outstanding - Diluted	146,911,000	157,090,000

Diluted earnings per share amounts are computed using the weighted average number of common shares outstanding and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of SARs and vesting of performance shares and RSUs, as determined using the treasury stock method.

The weighted average number of anti-dilutive potential common shares excluded from the calculation above were approximately 42,000 and 13,000 for the three months ended March 31, 2019 and 2018, respectively.

21. Recent Accounting Pronouncements

Recently Issued Accounting Standards

The following standards, issued by the Financial Accounting Standards Board ("FASB"), will, or are expected to, result in a change in practice and/or have a financial impact to the Company’s Consolidated Financial Statements:

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. The guidance is effective for interim and annual periods for the Company on January 1, 2020, with early adoption permitted. Management has not yet completed its assessment of the impact of the new standard on the Company’s Consolidated Financial Statements. Currently, the Company believes that the most notable impact of this ASU may relate to its processes around the assessment of the adequacy of its allowance for doubtful accounts on trade accounts receivable and the recognition of credit losses.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
Recently Adopted Accounting Standards

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this update. The Company early adopted this guidance prospectively beginning on January 1, 2019. The adoption of this ASU did not have a material impact on the Company's Consolidated Financial Statements.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This ASU provides new guidance about income statement classification and eliminates the requirement to separately measure and report hedge ineffectiveness. The entire change in fair value for qualifying hedge instruments included in the effectiveness will be recorded in Other Comprehensive Income ("OCI") and amounts deferred in OCI will be reclassified to earnings in the same income statement line item in which the earnings effect of the hedged item is reported. The Company adopted this guidance on January 1, 2019. The adoption of this ASU did not have a material impact on the Company's Consolidated Financial Statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which amends existing guidance to require lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by long-term leases and to disclose additional quantitative and qualitative information about leasing arrangements. This ASU also provides clarifications surrounding the presentation of the effects of leases in the income statement and statement of cash flows. The Company adopted this guidance on January 1, 2019.

The Company commenced its assessment of ASU 2016-02 in the second half of 2017 and developed a project plan to guide the implementation. The Company completed this project plan, in which it analyzed the ASU's impact on its leases, surveyed the Company's businesses, assessed the portfolio of leases, compiled a central repository of active leases, and established a future lease process to keep the lease accounting portfolio up to date. The Company evaluated the key policy elections and considerations under the standard and completed the internal policy documentation and training to address the new standard requirements. The Company also implemented a new lease accounting software solution to support the new reporting requirements. The Company adopted this new guidance using the updated modified transition method allowed per ASU 2018-11. Upon adoption on January 1, 2019, total assets and liabilities increased due to the recording of right-of-use assets and lease liabilities amounting to approximately $163 million.  See Note 8 — Leases for further details.

22. Subsequent Events

On April 2, 2019 Dover completed the sale of Finder to Aturia, which generated total cash proceeds of $24,218, of which $2,245 was received on March 29, 2019. Any final working capital adjustments, which are not expected to be significant, will be recorded in the second quarter of 2019. The assets and liabilities of Finder were classified as held for sale as of March 31, 2019. See Note 5 — Held for Sale, Disposed and Discontinued Operations for further details.

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

•Our Fluids segment, serving the Fueling & Transport, Pumps and Process Solutions end markets, is focused on the safe handling of critical fluids, and providing critical components to the retail fueling, chemical, hygienic, oil and gas, power generation and industrial markets.

•Our Refrigeration & Food Equipment segment is a provider of innovative and energy efficient equipment and systems serving the commercial refrigeration and food equipment end markets.

In the first quarter of 2019, revenue was $1.7 billion, which increased $87.1 million as compared to the first quarter of 2018. Results were driven by organic revenue growth of 8.3% and acquisition-related revenue growth of 0.5%. This growth was offset by an unfavorable impact from foreign currency translation of 3.4% and decline of 0.1% due to previously disposed businesses in 2018.

The 8.3% organic revenue growth was led by 15.1% organic growth in our Fluids segment, which was driven by strong activity in international retail fueling, industrial pumps, biopharma and other industrial markets. Engineered Systems segment organic revenue increased 5.8%, reflecting broad-based growth across the segment with particular strength in our Printing & Identification platform, environmental solutions, vehicle service and industrial winch businesses. Organic revenue increased 0.7% in our Refrigeration & Food Equipment segment driven by increased refrigeration remodel activity and increased demand for heat exchanger products, partially offset by project timing in our can-shaping business.
From a geographic perspective, revenue for the U.S., our largest market, and Europe grew 7% and 14% organically year over year, respectively. U.S. organic growth was driven by strength across our Fluids and Engineered Systems segments while Europe growth was broad-based across all three segments.

During the three months ended March 31, 2019, we acquired Belanger, Inc. ("Belanger"), a leading full-line car wash equipment manufacturer for $175.1 million, net of cash acquired. The acquisition of Belanger strengthens our position in the vehicle wash business within the Fueling & Transport end market of the Fluids segment.

On March 29, 2019, we entered into a definitive agreement to sell Finder Pompe S.r.l ("Finder"), a wholly owned subsidiary, to Gruppo Aturia S.p.A for total consideration of approximately $23.6 million net of estimated selling costs. As of March 31, 2019, Finder met the criteria to be classified as held for sale. We classified Finder's assets and liabilities separately on the consolidated balance sheet as of March 31, 2019 and recorded a loss of $46.9 million on the net assets held for sale. Subsequently, on April 2, 2019, we completed the sale of Finder.

During the three months ended March 31, 2019, we continued to execute on our previously announced rightsizing initiatives to further optimize operations. Rightsizing programs in 2019 include: 1) broad-based selling, general and administrative expense reduction initiatives and 2) footprint consolidation actions. These actions resulted in approximately $4.0 million of rightsizing and other related costs across our segments, inclusive of restructuring costs. These charges relate to employee reductions and facility restructuring costs. We incurred rightsizing and other related costs of $0.5 million in Engineered Systems, $1.2 million in Fluids and $2.3 million in Refrigeration & Food Equipment. These charges were recorded in cost of goods and services and selling, general and administrative expenses in the Condensed Consolidated Statement of Earnings. In 2019 and 2020, we expect to incur total rightsizing and other related charges, inclusive of restructuring costs, of approximately $20 million related to the completion of our selling, general and administrative expense reduction actions and continuation of our footprint consolidation initiatives. We incurred $4.0 million of charges during the three months ended March 31, 2019 and expect to incur approximately $11 million during the remainder of 2019 and approximately $5 million in 2020.

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2019	2018	% Change
Revenue	$1,724,757	$1,637,671	5.3%
Cost of goods and services	1,101,215	1,034,842	6.4%
Gross profit	623,542	602,829	3.4%
Gross profit margin	36.2%	36.8%	(0.6)%

Selling, general and administrative expenses	408,466	435,026	(6.1)%
Selling, general and administrative expenses as a percent of revenue	23.7%	26.6%	(2.9)%

Loss on assets held for sale	46,946	—	nm*

Interest expense	31,808	35,640	(10.8)%
Interest income	(890)	(2,058)	(56.8)%
Other income, net	(1,106)	(30)	nm*

Earnings before provision for income taxes and discontinued operations	138,318	134,251
Provision for income taxes	32,613	24,841	31.3%
Effective tax rate	23.6%	18.5%	5.1%

Earnings from continuing operations	105,705	109,410	(3.4)%
Earnings from discontinued operations, net	—	22,025	nm*
Net earnings	105,705	131,435	(19.6)%
Earnings from continuing operations per common share - diluted	$0.72	$0.70	2.9%
Net earnings per common share - diluted	$0.72	$0.84	(14.3)%
* nm - not meaningful

Revenue

In the first quarter of 2019, revenue increased $87.1 million, or 5.3%, from the comparable period. Results included organic revenue growth of 8.3% led by our Fluids and Engineered Systems segments and acquisition-related revenue growth of 0.5% from our Fluids segment. This growth was partially offset by an unfavorable impact from foreign currency translation of 3.4% and a revenue decline of 0.1% due to businesses previously disposed of in 2018 within the Fluids segment. Customer pricing favorably impacted revenue by approximately 1.1% in the first quarter of 2019.

Gross Profit

Gross profit for the three months ended March 31, 2019 increased $20.7 million, or 3.4%, from the comparable period, primarily due to organic revenue growth of 8.3%, benefits from productivity initiatives and the benefits of rightsizing and other restructuring actions taken in 2018, partially offset by increased material costs and U.S. Sections 232 and 301 tariff exposure as well as unfavorable business and regional mix. Gross profit margin decreased by 60 basis points for the three months ended March 31, 2019 from the comparable period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2019 decreased $26.6 million, or 6.1%, from the comparable period, primarily due to $28 million of benefits from rightsizing actions started in 2018. As a percentage of revenue, selling, general and administrative expenses decreased 290 basis points to 23.7%, reflecting the leverage of costs on a higher revenue base and the decrease in expenses.

Research and development costs, including qualifying engineering costs, are expensed when incurred and amounted to $34.6 million and $35.8 million, for the three months ended March 31, 2019 and 2018, respectively. These costs as a percent of revenue were 2.0% and 2.2% for the three months ended March 31, 2019 and 2018, respectively.

Loss on assets held for sale

On March 29, 2019, the Company entered into a definitive agreement to sell Finder for total consideration of approximately $23.6 million net of estimated selling costs. As of March 31, 2019, Finder met the criteria to be classified as held for sale and based on the total consideration from the sale, net of selling costs, the Company recorded a loss on the assets held for sale of $46.9 million. The loss was comprised of an impairment on assets held for sale of $21.6 million and foreign currency translation losses reclassified from accumulated other comprehensive losses to current earnings of $25.3 million.

Income Taxes

The effective tax rates for the three months ended March 31, 2019 and 2018 were 23.6% and 18.5%, respectively. The increase in the effective tax rate for the three months ended March 31, 2019 relative to the prior comparable period was predominantly driven by the exclusion of capital losses on assets held for sale of Finder under local tax law. Additionally, the effective tax rates for the three months ended March 31, 2019 and 2018 included discrete tax benefits principally from stock award exercises.

Dover and its subsidiaries file tax returns in the U.S., including various state and local returns and in other foreign jurisdictions.  We believe adequate provision has been made for all income tax uncertainties. The Company is routinely audited by taxing authorities in its filing jurisdictions, and a number of these audits are currently underway. The Company believes that within the next twelve months uncertain tax positions may be resolved and statutes of limitations will expire, which could result in a decrease in the gross amount of unrecognized tax benefits of approximately zero to $12.2 million.

Earnings from Continuing Operations

Earnings from continuing operations for the three months ended March 31, 2019 decreased 3.4% to $105.7 million, or $0.72 diluted earnings per share, from $109.4 million, or $0.70 diluted earnings per share, from the comparable period. The decrease in earnings from continuing operations is mainly attributable to the loss on assets held for sale for Finder in the Fluids segment of $46.9 million. Excluding the loss on assets held for sale, earnings from continuing operations increased by $43.2 million or 39.5% or $0.29 diluted earnings per share, mainly driven by the 3.4% increase in gross profit due to an increase in revenues led by the Fluids and Engineered Systems segments and 6.1% decrease in selling, general and administrative expenses due to benefits from restructuring programs initiated in 2018.

Discontinued Operations

For the three months ended March 31, 2019, there were no earnings or losses presented as discontinued operations. For the three months ended March 31, 2018, the historical results of Apergy were presented as discontinued operations as the May 9, 2018 spin-off represented a strategic shift in operations with a major impact on our operations and financial results.

SEGMENT RESULTS OF OPERATIONS

Engineered Systems
Our Engineered Systems segment is comprised of two platforms, Printing & Identification and Industrials, and is focused on the design, manufacture and service of critical equipment and components serving the fast-moving consumer goods, digital textile printing, vehicle service, environmental solutions and industrial end markets.

	Three Months Ended March 31,
(dollars in thousands)	2019	2018	% Change
Revenue:
Printing & Identification	$282,086	$282,522	(0.2)%
Industrials	405,105	389,104	4.1%
Total	$687,191	$671,626	2.3%

Segment earnings	$123,074	$102,066	20.6%
Segment margin	17.9%	15.2%

Segment EBITDA	$140,869	$121,305	16.1%
Segment EBITDA margin	20.5%	18.1%

Other measures:
Depreciation and amortization	$17,795	$19,239	(7.5)%

Bookings:
Printing & Identification	$280,658	$284,437	(1.3)%
Industrials	414,786	466,722	(11.1)%
	$695,444	$751,159	(7.4)%
Backlog:
Printing & Identification	$121,374	$135,915	(10.7)%
Industrials	448,137	376,474	19.0%
	$569,511	$512,389	11.1%

Components of revenue growth:
Organic growth			5.8%
Foreign currency translation			(3.5)%
			2.3%

First Quarter 2019 Compared to the First Quarter 2018

Engineered Systems revenue for the first quarter of 2019 increased $15.6 million, or 2.3%, as compared to the first quarter of 2018, comprised of broad-based organic growth of 5.8% partially offset by an unfavorable impact from foreign currency translation of 3.5%. Customer pricing favorably impacted revenue by approximately 1.8% in the first quarter of 2019.

•Printing & Identification revenue (representing 41.0% of segment revenue) decreased $0.4 million, or 0.2%, as compared to the prior year quarter. The decrease was primarily driven by organic revenue growth of 5.3% which was more than offset by an unfavorable impact from foreign currency translation of 5.5%. Organic revenue growth was led by strong activity in digital printing, complemented by growth in marking and coding.

•Industrials revenue (representing 59.0% of segment revenue) increased $16.0 million, or 4.1%, as compared to the prior year quarter. The increase was primarily driven by organic revenue growth of 6.2% partially offset by an unfavorable impact of foreign currency translation of 2.1%. Organic revenue growth was broad-based, with particular strength in our environmental solutions, vehicle service, and industrial winch businesses.

Engineered Systems segment earnings increased $21.0 million, or 20.6%, compared to the first quarter of 2018. This increase was primarily driven by solid conversion on organic volume growth, favorable pricing and productivity initiatives including the benefits of rightsizing actions and cost reduction initiatives across both platforms. These benefits more than offset increases in material costs primarily driven by U.S. Section 232 tariffs, most notably commodity cost increases impacting steel, U.S. Section 301 tariffs, and unfavorable foreign currency translation. Segment margins increased 270 basis points to 17.9% from 15.2 % as compared to the prior year quarter.

Bookings decreased 7.4% for the segment, including an organic decline of 4.4% and an unfavorable impact of 3.0% from foreign currency translation. Bookings for our Industrials platform decreased 11.1%, compared to the prior year quarter, driven by a strong prior period for our environmental solutions and vehicle service businesses, along with the unfavorable impact of foreign currency translation of 1.6%. Our Printing & Identification bookings decreased 1.3% compared to the prior year quarter, driven by organic growth of 4.1% which was more than offset by the impact from unfavorable foreign currency translation of 5.4%. Segment book-to-bill was 1.01.

Fluids
Our Fluids segment, serving the Fueling & Transport, Pumps and Process Solutions end markets, is focused on the safe handling of critical fluids, and providing critical components to the retail fueling, chemical, hygienic, oil and gas, power generation and industrial markets.

	Three Months Ended March 31,
(dollars in thousands)	2019	2018	% Change
Revenue:
Fueling & Transport	$373,050	$319,304	16.8%
Pumps	177,439	162,309	9.3%
Process Solutions	152,735	146,485	4.3%
	$703,224	$628,098	12.0%

Segment earnings (1)	$52,221	$67,348	(22.5)%
Segment margin (1)	7.4%	10.7%

Segment EBITDA (2)	$87,647	$101,797	(13.9)%
Segment EBITDA margin (2)	12.5%	16.2%

Other measures:
Depreciation and amortization	$35,426	$34,449	2.8%
Bookings	712,856	703,461	1.3%
Backlog	538,888	544,250	(1.0)%

Components of revenue growth:
Organic growth			15.1%
Acquisitions			1.3%
Dispositions			(0.3)%
Foreign currency translation			(4.1)%
			12.0%
(1) Excluding a loss on assets held for sale for Finder, segment earnings was $99,167 and $67,348 for the three months ended March 31, 2019 and 2018, respectively. Segment margin was 14.1% and 10.7% for the three months ended March 31, 2019 and 2018, respectively.
(2) Excluding a loss on assets held for sale for Finder, segment EBITDA was $134,593 and $101,797 for the three months ended March 31, 2019 and 2018, respectively. Segment EBITDA margin was 19.1% and 16.2% for the three months ended March 31, 2019 and 2018, respectively. See "Non-GAAP Disclosures" for definitions of segment EBITDA and segment EBITDA margin.

First Quarter 2019 Compared to the First Quarter 2018

Fluids revenue for the first quarter of 2019 increased $75.1 million, or 12.0%, comprised of organic growth of 15.1% and acquisition-related growth of 1.3%, partially offset by an unfavorable impact from foreign currency translation of 4.1% and a 0.3% decrease due to businesses previously disposed of in 2018. Customer pricing favorably impacted revenue by approximately 0.9% in the first quarter of 2019.

•Fueling & Transport revenue (representing 53.0% of segment revenue) increased $53.7 million, or 16.8%, as compared to the prior year quarter, primarily driven by continued strong international retail fueling activity, specifically in the Asia Pacific region, strong dispenser growth in North America, and the acquisition of Belanger. Transport revenue improved over the prior year and the rail business experienced strong growth, in part, due to softer volumes experienced in the prior year quarter and the continued rebound of aftermarket volumes.

•Pumps revenue (representing 25.2% of segment revenue) increased $15.1 million, or 9.3%, as compared to the prior year quarter. This increase reflects growth in North America where bookings increased 17.0% over the prior year, and continued strength from industrial pump sales to large original equipment manufacturers ("OEMs"). Additionally, strong activity in other industrial markets, specifically biopharma, continue to trend positively.

•Process Solutions revenue (representing 21.8% of segment revenue) increased $6.3 million, or 4.3%, as compared to the prior year quarter. This revenue increase was driven by broad-based strength in critical component for rotating equipment and plastic & polymers equipment.

Fluids segment earnings decreased $15.1 million, or 22.5%, over the prior year quarter. The decrease was predominantly driven by the $46.9 million loss on the Finder assets held for sale during the quarter. Excluding this loss, earnings increased $31.8 million, or 47.2%, over the prior year quarter, driven by pricing initiatives, volume leverage, productivity actions and benefits of selling, general and administrative cost reduction realized. These benefits were partially offset by increased material costs and U.S. Sections 232 and 301 exposure, along with unfavorable product and regional mix. Segment margin decreased 330 basis points over the prior year quarter. Excluding the previously mentioned loss on assets held for sale, segment margin improved 340 basis points over the prior year quarter.

Overall bookings increased 1.3% as compared to the prior year quarter, driven by our Pumps and Process Solutions end markets. Segment book to bill was 1.01.

Refrigeration & Food Equipment
Our Refrigeration & Food Equipment segment is a provider of innovative and energy efficient equipment and systems serving the commercial refrigeration and food equipment end markets.

	Three Months Ended March 31,
(dollars in thousands)	2019	2018	% Change
Revenue:
Refrigeration	$277,598	$278,655	(0.4)%
Food Equipment	57,045	59,580	(4.3)%
Total	$334,643	$338,235	(1.1)%

Segment earnings	$24,807	$29,182	(15.0)%
Segment margin	7.4%	8.6%

Segment EBITDA	$37,818	$42,761	(11.6)%
Segment EBITDA margin	11.3%	12.6%

Other measures:
Depreciation and amortization	$13,011	$13,579	(4.2)%
Bookings	376,998	372,701	1.2%
Backlog	311,632	283,250	10.0%

Components of revenue decline:
Organic growth			0.7%
Foreign currency translation			(1.8)%
			(1.1)%

First Quarter 2019 Compared to the First Quarter 2018

Refrigeration & Food Equipment revenue decreased $3.6 million, or 1.1%, as compared to the first quarter of 2018, reflecting organic revenue growth of 0.7% which was more than offset by an unfavorable impact from foreign currency translation of 1.8%. Customer pricing did not have a significant impact on revenue in the first quarter of 2019.

•Refrigeration revenue (representing 83.0% of segment revenue) decreased $1.1 million, or 0.4%, as compared to the prior year quarter. Organic revenue growth of 1.8% was more than offset by the unfavorable impact of foreign currency translation of 2.2%. Organic growth was principally driven by increased remodel activity across a broad based group of retailers and increased demand for heat exchanger products, most notably in Europe.
•Food Equipment revenue (representing 17.0% of segment revenue) decreased $2.5 million, or 4.3%, as compared to the prior year quarter, due to project timing in our can-shaping equipment business, partially offset by modest growth in foodservice equipment driven by increased demand from restaurant chains.
Refrigeration & Food Equipment segment earnings decreased $4.4 million, or 15.0%, as compared to the first quarter of 2018. Segment margin decreased to 7.4% from 8.6% in the prior year quarter due to unfavorable business mix primarily in our can-shaping business, higher material costs, and expenses related to footprint consolidation activities more than offsetting benefits from prior year restructuring actions and improved productivity.

Bookings in the first quarter of 2019 increased 1.2% from the prior year quarter driven by increased project orders in our can-shaping business partially offset by unfavorable foreign currency translation. Segment book to bill for the first quarter of 2019 was 1.13. Backlog increased 10.0% over the prior year quarter as a result of increased demand for retail refrigeration and can-shaping equipment products.

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

Cash Flow Summary

The following table is derived from our Condensed Consolidated Statements of Cash Flows:

	Three Months Ended March 31,
Cash Flows from Continuing Operations (in thousands)	2019	2018
Net Cash Flows Provided By (Used In):
Operating activities	$24,524	$15,535
Investing activities	(217,690)	(122,597)
Financing activities	36,067	(289,103)

Operating Activities

Cash provided by operating activities for the three months ended March 31, 2019 increased approximately $9.0 million compared to the comparable period in 2018. This increase was primarily driven by higher continuing earnings before the impact of depreciation, amortization and loss on sale of assets. The increase was partially offset by higher investments in working capital of $90.5 million relative to the prior year primarily due to strong sales during the period.

Adjusted Working Capital: We believe adjusted working capital (a non-GAAP measure calculated as accounts receivable, plus inventory, less accounts payable) provides a meaningful measure of our operational results by showing changes caused solely by revenue.

Adjusted Working Capital (dollars in thousands)	March 31, 2019	December 31, 2018
Accounts receivable	$1,272,053	$1,231,859
Inventories	828,298	748,796
Less: Accounts payable	952,162	969,531
Adjusted working capital	$1,148,189	$1,011,124

Adjusted working capital increased from December 31, 2018 by $137.1 million, or 13.6%, to $1.1 billion at March 31, 2019, which reflected an increase of $40.2 million in accounts receivable and an increase of $79.5 million in inventory, partially offset by a decrease in accounts payable of $17.4 million. Excluding acquisitions, dispositions, and the effects of foreign currency translation, adjusted working capital increased by $137.9 million, or 13.6%, for the three months ended March 31, 2019 primarily driven by higher investments in working capital to support strong sales during the period.

Investing Activities

Cash provided by or used in investing activities generally results from cash outflows for capital expenditures and acquisitions, offset by proceeds from sales of businesses and property, plant and equipment. For the three months ended March 31, 2019 and 2018, we used cash through investing activities of $217.7 million and $122.6 million, respectively, driven mainly by the following factors:

•Acquisitions: During the three months ended March 31, 2019, we acquired Belanger, within the Fluids segment for $175.1 million, net of cash acquired. During the three months ended March 31, 2018, we acquired Ettlinger, within the Fluids segment for $53.1 million, net of cash acquired, and Rosario, within the Refrigeration & Food Equipment segment for $15.3 million, net of cash acquired.

•Capital spending: Our capital expenditures decreased $7.6 million during the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

•Proceeds from sale of businesses: For the three months ended March 31, 2019, we received partial proceeds of $2.2 million from the sale of Finder in the second quarter of 2019. This sale was completed on April 2, 2019 at which time the remainder of the cash on sale was received. For the three months ended March 31, 2018, we generated cash of $2.1 million primarily from the sale of a small business in the fourth quarter of 2017.

We anticipate that capital expenditures and any acquisitions we make through the remainder of 2019 will be funded from available cash and internally generated funds and through the issuance of commercial paper, use of established lines of credit or public or private debt or equity markets, as necessary.

Financing Activities

Our cash flow from financing activities generally relates to the use of cash for the repurchase of our common stock and payments of dividends, offset by net borrowing activity and proceeds from the exercises of share-based awards. For the three months ended March 31, 2019 and 2018, we generated cash totaling $36.1 million and used cash totaling $289.1 million, respectively, for financing activities, with the activity primarily attributable to the following:

•Repurchase of common stock: There were no share repurchases during the three months ended March 31, 2019. During three months ended March 31, 2018, we used $45.0 million to repurchase 440,608 shares under our January 2015 authorization, which expired on January 9, 2018.

•Long-term debt, commercial paper and notes payable: During the three months ended March 31, 2019, we received net proceeds from commercial paper and notes payable of $125.9 million primarily to fund the acquisition of Belanger. During the three months ended March 31, 2018, commercial paper and notes payable increased by $195.1 million used to fund the repayment of the Company's $350.0 million 5.45% notes, which matured on March 15, 2018.

•Dividend payments: Dividends paid to shareholders during the three months ended March 31, 2019 totaled $69.8 million as compared to $72.7 million during the same period in 2018. Our dividends paid per common share increased 2.0% to $0.48 during the three months ended March 31, 2019 compared to $0.47 during the same period in 2018. The number of common shares outstanding decreased during the three months ended March 31, 2019 compared to the same period in 2018 as a result of share buyback programs completed in 2018.

•Payments to settle employee tax obligations: Payments to settle tax obligations from the exercise of share based awards increased $4.7 million compared to the prior year period. This increase is primarily due to the increased number of shares exercised as well as an increase in the average stock price compared to the prior year period.

Cash Flows from Discontinued Operations

Our cash flows from discontinued operations for the three months ended March 31, 2018 generated $6.5 million. These cash flows reflect the operating results of Apergy prior to its separation during the second quarter of 2018. Cash flows generated by discontinued operations for the three months ended March 31, 2018 primarily reflects cash provided by operating activities of approximately $20.0 million, partially offset by capital expenditures.

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

The following table reconciles our free cash flow to cash flow provided by operating activities:

	Three Months Ended March 31,
Free Cash Flow (dollars in thousands)	2019	2018
Cash flow provided by operating activities	$24,524	$15,535
Less: Capital expenditures	(37,122)	(44,678)
Free cash flow	$(12,598)	$(29,143)

Free cash flow as a percentage of revenue	(0.7)%	(1.8)%

For the three months ended March 31, 2019, we used free cash flow of $12.6 million, representing 0.7% of revenue.  Free cash flow for the three months ended March 31, 2019 increased $16.5 million compared to the prior year period, primarily due to higher cash flow provided by operations, as previously noted, as well as lower capital expenditures. The adoption of Accounting Standard Codification Topic 842 - Leases on January 1, 2019 did not did not materially impact free cash flow.

Capitalization

We use commercial paper borrowings for general corporate purposes, including the funding of acquisitions and the repurchase of our common stock. We maintain a $1.0 billion, five-year, unsecured committed revolving credit facility (the "Credit Agreement") with a syndicate of banks which will expire on November 10, 2020. The Credit Agreement is used as liquidity back-up for our commercial paper program. We have not drawn down any loans under the Credit Agreement nor do we anticipate doing so. Under the Credit Agreement, we are required to pay a facility fee and to maintain an interest coverage ratio of consolidated EBITDA to consolidated net interest expense of not less than 3.0 to 1.0. We were in compliance with this covenant and our other long-term debt covenants at March 31, 2019 and had a coverage ratio of 9.7 to 1.0. We are not aware of any potential impairment to our liquidity and expect to remain in compliance with all of our debt covenants.

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

At March 31, 2019, our cash and cash equivalents totaled $243.0 million, of which $204.1 million was held outside the United States. At December 31, 2018, our cash and cash equivalents totaled $396.2 million, of which $247.5 million was held outside the United States. Cash and cash equivalents are invested in highly liquid investment-grade money market instruments and bank deposits with maturities of three months or less. We regularly invest cash in excess of near-term requirements in money market instruments or short-term investments, which consist of investment grade time deposits with original maturity dates at the time of purchase of no greater than three months.

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

Net Debt to Net Capitalization Ratio (dollars in thousands)	March 31, 2019	December 31, 2018
Current maturities of long-term debt	$1,355	$—
Commercial paper	344,900	220,318
Notes payable and current maturities of long-term debt	346,255	220,318
Long-term debt	2,940,967	2,943,660
Total debt	3,287,222	3,163,978
Less: Cash and cash equivalents	(243,014)	(396,221)
Net debt	3,044,208	2,767,757
Add: Stockholders' equity	2,837,453	2,768,666
Net capitalization	$5,881,661	$5,536,423
Net debt to net capitalization	51.8%	50.0%

Our net debt to net capitalization ratio increased to 51.8% at March 31, 2019 from 50.0% at December 31, 2018. The increase in this ratio was driven primarily by the increase in net debt which exceeded the increase in stockholders' equity during the three months ended March 31, 2019. Net debt increased $276.5 million during the period primarily due to an increase in commercial paper and a reduction in cash levels to fund the acquisition of Belanger, dividends, and other operating purposes. Stockholders' equity increased $68.8 million primarily as a result of higher earnings during the period.

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

Recent Accounting Standards

See Part 1, Notes to Condensed Consolidated Financial Statements, Note 21 — Recent Accounting Pronouncements.  The adoption of recent accounting standards as included in Note 21 — Recent Accounting Pronouncements in the Condensed Consolidated Financial Statements has not had and is not expected to have a significant impact on our revenue, earnings or liquidity.

Special Notes Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, especially "Management’s Discussion and Analysis of Financial Condition and Results of Operations," contains "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements in this document other than statements of historical fact are statements that are, or could be deemed, “forward-looking” statements. Some of these statements may be indicated by words such as “may”, “anticipate”, “expect”, believe”, “intend”, “guidance”, “estimates”, “suggest”, “will”, “plan”, “should”, “would”, “could”, “forecast” and other words and terms that use the future tense or have a similar meaning. Forward-looking statements are based on current expectations and are subject to numerous important risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control. Factors that could cause actual results to differ materially from current expectations include, among other things, general economic conditions and conditions in the particular markets in which we operate, changes in customer demand and capital spending, competitive factors and pricing pressures, our ability to develop and launch new products in a cost-effective manner, changes in law, including the effect of U.S. tax reform and developments with respect to trade policy and tariffs, our ability to identify and complete acquisitions and integrate and realize synergies from newly acquired businesses, the impact of interest rate and currency exchange rate fluctuations, capital allocation plans and changes in those plans, including with respect to dividends, share repurchases, investments in research and development, capital expenditures and acquisitions, our ability to derive expected benefits from restructuring, productivity initiatives and other cost reduction actions, changes in material costs or the supply of input materials, the impact of legal compliance risks and litigation, including with respect to product quality and safety, cybersecurity and privacy, our ability to capture and protect intellectual property rights, and various other factors that are described in our periodic reports filed with or furnished to the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2018. The Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the three months ended March 31, 2019. For a discussion of our exposure to market risk, refer to Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Item 4. Controls and Procedures

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2019.

During the first quarter of 2019, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

See Part I, Notes to Condensed Consolidated Financial Statements, Note 15 — Commitments and Contingent Liabilities.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a.Not applicable.
b.Not applicable.
c.In February 2018, the Company's Board of Directors approved a new standing share repurchase authorization, whereby the Company may repurchase up to 20 million shares of its common stock through December 31, 2020. No share repurchases were made under the February 2018 authorization during the three months ended March 31, 2019. As of March 31, 2019, the number of shares still available for repurchase under the February 2018 share repurchase authorization was 9,703,666.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

10.1	Form of award grant letter for SSAR grants made under the Dover Corporation 2012 Equity and Cash Incentive Plan.*

10.2	Form of award grant letter for cash performance awards made under the Dover Corporation 2012 Equity and Cash Incentive Plan.*

10.3	Form of award grant letter for performance share awards made under the Dover Corporation 2012 Equity and Cash Incentive Plan.*

10.4	Form of award grant letter for RSU awards made under the Dover Corporation 2012 Equity and Cash Incentive Plan.*

31.1	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Brad M. Cerepak.

31.2	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Richard J. Tobin.

32	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Richard J. Tobin and Brad M. Cerepak.

101	The following materials from Dover Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statement of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.
*	Executive compensation plan or arrangement

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

DOVER CORPORATION

Date:	April 18, 2019	/s/ Brad M. Cerepak
Brad M. Cerepak
Senior Vice President & Chief Financial Officer
(Principal Financial Officer)

Date:	April 18, 2019	/s/ Carrie Anderson
Carrie Anderson
Vice President, Controller
(Principal Accounting Officer)