Form 10-Q
period 2019-06-30
DOVER Corp
filed 2019-07-18
CIK 29905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the transition period from to
Commission File Number: 1-4018
(Exact name of registrant as specified in its charter)

Delaware		53-0257888
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

3005 Highland Parkway
Downers Grove,	Illinois	60515
(Address of principal executive offices)		(Zip Code)
(630) 541-1540
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	DOV	New York Stock Exchange
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

Large Accelerated Filer	☑	Accelerated Filer	☐
Non-Acelerated Filer	☐	Smaller Reporting Company	☐
		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐  No  ☑
The number of shares outstanding of the Registrant’s common stock as of July 11, 2019 was 145,437,765.

Dover Corporation
Form 10-Q

Item 1. Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$1,810,706	$1,798,094	$3,535,463	$3,435,765
Cost of goods and services	1,138,113	1,132,858	2,239,328	2,167,700
Gross profit	672,593	665,236	1,296,135	1,268,065
Selling, general and administrative expenses	396,634	428,775	805,100	863,801
Loss on assets held for sale	—	—	46,946	—
Operating earnings	275,959	236,461	444,089	404,264
Interest expense	31,754	32,125	63,562	67,765
Interest income	(945)	(2,563)	(1,835)	(4,620)
Other income, net	(4,589)	(4,538)	(5,695)	(4,568)
Earnings before provision for income taxes	249,739	211,437	388,057	345,687
Provision for income taxes	51,654	44,981	84,267	69,822
Earnings from continuing operations	198,085	166,456	303,790	275,865
Loss from discontinued operations, net	—	(26,497)	—	(4,472)
Net earnings	$198,085	$139,959	$303,790	$271,393

Earnings per share from continuing operations:
Basic	$1.36	$1.10	$2.09	$1.80
Diluted	$1.35	$1.08	$2.07	$1.77
Loss per share from discontinued operations:
Basic	$—	$(0.17)	$—	$(0.03)
Diluted	$—	$(0.17)	$—	$(0.03)
Net earnings per share:
Basic	$1.36	$0.92	$2.09	$1.77
Diluted	$1.35	$0.91	$2.07	$1.74
Weighted average shares outstanding:
Basic	145,366	151,744	145,227	153,124
Diluted	147,179	153,938	147,041	155,573

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net earnings	$198,085	$139,959	$303,790	$271,393
Other comprehensive earnings, net of tax
Foreign currency translation adjustments:
Foreign currency translation (losses) gains	(13,978)	(65,159)	9,722	(12,851)
Reclassification of foreign currency translation losses to earnings	—	—	25,339	—
Total foreign currency translation adjustments	(13,978)	(65,159)	35,061	(12,851)
Pension and other post-retirement benefit plans:
Amortization of actuarial losses included in net periodic pension cost	77	1,068	252	3,007
Amortization of prior service costs included in net periodic pension cost	512	1,252	1,084	1,995
Total pension and other post-retirement benefit plans	589	2,320	1,336	5,002
Changes in fair value of cash flow hedges:
Unrealized net (losses) gains arising during period	(3,362)	2,105	(768)	3,467
Net gains reclassified into earnings	(416)	(457)	(646)	(710)
Total cash flow hedges	(3,778)	1,648	(1,414)	2,757
Other comprehensive (loss) earnings, net of tax	(17,167)	(61,191)	34,983	(5,092)
Comprehensive earnings	$180,918	$78,768	$338,773	$266,301

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$321,326	$396,221
Receivables, net of allowances of $31,657 and $28,469	1,288,755	1,231,859
Inventories	849,266	748,796
Prepaid and other current assets	163,904	126,878
Total current assets	2,623,251	2,503,754
Property, plant and equipment, net	815,003	806,497
Goodwill	3,795,588	3,677,328
Intangible assets, net	1,129,352	1,134,256
Other assets and deferred charges	412,856	243,936
Total assets	$8,776,050	$8,365,771

Liabilities and Stockholders' Equity
Current liabilities:
Notes payable	$357,700	$220,318
Accounts payable	960,432	969,531
Accrued compensation and employee benefits	184,623	212,666
Accrued insurance	101,826	97,600
Other accrued expenses	329,596	313,452
Federal and other income taxes	20,938	13,854
Total current liabilities	1,955,115	1,827,421
Long-term debt	2,946,493	2,943,660
Deferred income taxes	336,989	339,325
Noncurrent income tax payable	54,304	54,304
Other liabilities	527,878	432,395
Stockholders' equity:
Total stockholders' equity	2,955,271	2,768,666
Total liabilities and stockholders' equity	$8,776,050	$8,365,771

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Common stock $1 par value	Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive (loss) earnings	Total stockholders' equity
Balance at March 31, 2019	$258,214	$866,365	$(5,947,562)	$7,851,382	$(190,946)	$2,837,453
Net earnings	—	—	—	198,085	—	198,085
Dividends paid ($0.48 per share)	—	—	—	(69,921)	—	(69,921)
Common stock issued for the exercise of share-based awards	101	(1,702)	—	—	—	(1,601)
Stock-based compensation expense	—	8,435	—	—	—	8,435
Other comprehensive earnings, net of tax	—	—	—	—	(17,167)	(17,167)
Other, net	—	(64)	—	51	—	(13)
Balance at June 30, 2019	$258,315	$873,034	$(5,947,562)	$7,979,597	$(208,113)	$2,955,271

	Common stock $1 par value	Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive (loss) earnings	Total stockholders' equity
Balance at March 31, 2018	$257,282	$934,596	$(5,122,016)	$8,527,276	$(151,516)	$4,445,622
Net earnings	—	—	—	139,959	—	139,959
Dividends paid ($0.47 per share)	—	—	—	(69,632)	—	(69,632)
Separation of Apergy	—	—	—	(939,743)	32,928	(906,815)
Common stock issued for the exercise of share-based awards	112	(6,375)	—	—	—	(6,263)
Stock-based compensation expense	—	3,833	—	—	—	3,833
Common stock acquired	—	(140,000)	(560,000)	—	—	(700,000)
Other comprehensive earnings, net of tax	—	—	—	—	(61,191)	(61,191)
Other, net	—	(4,922)	—	—	—	(4,922)
Balance at June 30, 2018	$257,394	$787,132	$(5,682,016)	$7,657,860	$(179,779)	$2,840,591

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Common stock $1 par value	Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive (loss) earnings	Total stockholders' equity
Balance at December 31, 2018	$257,822	$886,016	$(5,947,562)	$7,815,486	$(243,096)	$2,768,666
Net earnings	—	—	—	303,790	—	303,790
Dividends paid ($0.96 per share)	—	—	—	(139,730)	—	(139,730)
Common stock issued for the exercise of share-based awards	493	(21,702)	—	—	—	(21,209)
Stock-based compensation expense	—	16,617	—	—	—	16,617
Other comprehensive earnings, net of tax	—	—	—	—	34,983	34,983
Other, net	—	(7,897)	—	51	—	(7,846)
Balance at June 30, 2019	$258,315	$873,034	$(5,947,562)	$7,979,597	$(208,113)	$2,955,271

	Common stock $1 par value	Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive (loss) earnings	Total stockholders' equity
Balance at December 31, 2017	$256,992	$942,485	$(5,077,039)	$8,455,501	$(194,759)	$4,383,180
Adoption of ASU 2018-02	—	—	—	12,856	(12,856)	—
Cumulative catch-up adjustment related to Adoption of Topic 606	—	—	—	175	—	175
Net earnings	—	—	—	271,393	—	271,393
Dividends paid ($0.94 per share)	—	—	—	(142,322)	—	(142,322)
Separation of Apergy	—	—	—	(939,743)	32,928	(906,815)
Common stock issued for the exercise of share-based awards	402	(21,604)	—	—	—	(21,202)
Stock-based compensation expense	—	11,147	—	—	—	11,147
Common stock acquired	—	(140,000)	(604,977)	—	—	(744,977)
Other comprehensive earnings, net of tax	—	—	—	—	(5,092)	(5,092)
Other, net	—	(4,896)	—	—	—	(4,896)
Balance at June 30, 2018	$257,394	$787,132	$(5,682,016)	$7,657,860	$(179,779)	$2,840,591

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Operating Activities:
Net earnings	$303,790	$271,393
Adjustments to reconcile net earnings to cash from operating activities:
Loss from discontinued operations, net	—	4,472
Loss on assets held for sale	46,946	—
Depreciation and amortization	135,507	137,928
Stock-based compensation expense	16,617	10,403
Other, net	(5,373)	(6,548)
Cash effect of changes in assets and liabilities:
Accounts receivable, net	(63,228)	(108,003)
Inventories	(93,554)	(85,340)
Prepaid expenses and other assets	(23,359)	(32,336)
Accounts payable	(7,128)	64,592
Accrued compensation and employee benefits	(50,246)	(51,002)
Accrued expenses and other liabilities	(20,915)	(32,894)
Accrued and deferred taxes, net	(5,824)	2,075
Net cash provided by operating activities	233,233	174,740
Investing Activities:
Additions to property, plant and equipment	(91,092)	(96,364)
Acquisitions, net of cash acquired	(215,304)	(68,557)
Proceeds from sale of property, plant and equipment	2,633	2,411
Proceeds from sale of businesses	24,218	2,069
Other	(7,900)	(13,762)
Net cash used in investing activities	(287,445)	(174,203)
Financing Activities:
Cash received from Apergy, net of cash distributed	—	689,643
Repurchase of common stock	—	(744,977)
Change in commercial paper and notes payable	137,350	53,584
Dividends paid to stockholders	(139,730)	(142,322)
Payments to settle employee tax obligations on exercise of share-based awards	(21,209)	(21,202)
Repayment of long-term debt	—	(350,000)
Other	(940)	(1,563)
Net cash used in financing activities	(24,529)	(516,837)
Cash Flows from Discontinued Operations
Net cash provided by operating activities of discontinued operations	—	19,336
Net cash used in investing activities of discontinued operations	—	(23,705)
Net cash used in discontinued operations	—	(4,369)
Effect of exchange rate changes on cash and cash equivalents	3,846	9,519
Net decrease in cash and cash equivalents	(74,895)	(511,150)
Cash and cash equivalents at beginning of period	396,221	753,964
Cash and cash equivalents at end of period	$321,326	$242,814

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

On May 9, 2018, the Company completed a pro-rata distribution of the common stock of Apergy Corporation ("Apergy") to the Company's shareholders of record as of the close of business on April 30, 2018. Apergy holds entities conducting upstream energy businesses previously included in the Energy segment. As discussed in Note 5 - Discontinued and Disposed Operations, the Apergy businesses met the criteria to be reported as discontinued operations because the spin-off is a strategic shift in business that has a major effect on the Company's operations and financial results. Therefore, the Company is reporting the historical results of Apergy, including the results of operations and cash flows as discontinued operations for all periods presented herein. Subsequent to the spin-off of Apergy, effective the second quarter of 2018, the Company is aligned into three reportable segments. See Note 18 —Segment Information for additional information regarding the updated segments, including segment results for the three and six months ended June 30, 2019 and 2018. Unless otherwise noted, the accompanying Notes to the Consolidated Financial Statements have all been revised to reflect the effect of the separation of Apergy and all prior year balances have been revised accordingly to reflect continuing operations only.

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
The historical results of Apergy, including the results of operations and cash flows have been reclassified to discontinued operations for all periods presented herein. See Note 5 — Disposed and Discontinued Operations. Pursuant to the separation of Apergy from Dover, and the related separation and distribution agreements, any liabilities due from Dover to Apergy are not significant.

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
Over 95% of the Company’s performance obligations are recognized at a point in time that relate to the manufacture and sale of a broad range of products and components. Revenue is recognized when control transfers to the customer upon shipment or completion of installation, testing, certification, or other substantive acceptance provisions required under the contract. Less than 5% of the Company’s revenue is recognized over time and generally relates to the sale of services or engineered to order equipment that have no alternative use and in which the contract specifies the Company has a right to payment for its costs, plus a reasonable margin.

Revenue from contracts with customers is disaggregated by end markets, segments and geographic location, as it best depicts the nature and amount of the Company’s revenue.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
The following table presents revenue disaggregated by end market and segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Printing & Identification	$278,813	$299,834	$560,899	$582,356
Industrials	417,688	403,155	822,793	792,259
Total Engineered Systems segment	696,501	702,989	1,383,692	1,374,615
Fueling & Transport	390,586	363,355	763,636	682,659
Pumps (1)	176,613	173,306	354,052	335,615
Process Solutions	162,234	157,005	314,969	303,490
Total Fluids segment	729,433	693,666	1,432,657	1,321,764
Refrigeration	313,578	330,232	591,176	608,887
Food Equipment	71,896	71,534	128,941	131,114
Total Refrigeration & Food Equipment segment	385,474	401,766	720,117	740,001
Intra-segment eliminations	(702)	(327)	(1,003)	(615)
Total Consolidated Revenue	$1,810,706	$1,798,094	$3,535,463	$3,435,765
(1) Finder Pompe S.r.l was sold on April 2, 2019.

The following table presents revenue disaggregated by geography based on the location of the Company's customer:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
United States	$960,906	$932,207	$1,880,798	$1,785,209
Europe	405,274	402,234	807,919	789,412
Asia	198,278	219,032	394,628	413,635
Other Americas	178,216	168,197	316,334	301,341
Other	68,032	76,424	135,784	146,168
Total	$1,810,706	$1,798,094	$3,535,463	$3,435,765

At June 30, 2019, we estimated that $79.1 million in revenue is expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. We expect to recognize approximately 64% of our unsatisfied (or partially unsatisfied) performance obligations as revenue through 2020, with the remaining balance to be recognized in 2021 and thereafter.

The following table provides information about contract assets and contract liabilities from contracts with customers:

	June 30, 2019	December 31, 2018	At Adoption
Contract assets	$14,464	$9,330	$11,932
Contract liabilities - current	37,572	36,461	48,268
Contract liabilities - non-current	9,044	9,382	9,916
The revenue recognized during the six months ended June 30, 2019 and 2018 that was included in the contract liabilities at the beginning of the period amounted to $27,701 and $32,553, respectively.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
4. Acquisitions

2019 Acquisitions

During the six months ended June 30, 2019, the Company acquired two businesses in separate transactions for total consideration of $215,304, net of cash acquired. These businesses were acquired to complement and expand upon existing operations within the Fluids segment. The goodwill recorded as a result of these acquisitions represents the economic benefits expected to be derived from product line expansions and operational synergies. The goodwill is deductible for U.S. income tax purposes for these acquisitions.

On May 7, 2019, the Company acquired the assets of the All-Flo Pump Company, Limited business ("All-Flo"), a growing manufacturer of specialty pumps for $39,954. The All-Flo acquisition strengthens Dover's position in the growing market for air-operated double-diaphragm pumps within the Pumps end market of the Fluids segment.

On January 25, 2019, the Company acquired the assets of Belanger, Inc. ("Belanger"), a leading full-line car wash equipment manufacturer for $175,350, net of cash acquired. The Belanger acquisition strengthens Dover's position in the vehicle wash business within the Fueling & Transport end market of the Fluids segment.

The following presents the preliminary allocation of purchase price to the assets acquired and liabilities assumed, based on their estimated fair values at acquisition date:

Total
Current assets, net of cash acquired	$13,699
Property, plant and equipment	1,030
Goodwill	119,035
Intangible assets	91,980
Other assets and deferred charges	20
Current liabilities	(10,460)
Net assets acquired	$215,304

The amounts assigned to goodwill and major intangible asset classifications were as follows:

	Amount allocated	Useful life (in years)
Goodwill	119,035	na
Customer intangibles	68,500	9 - 13
Patents	16,000	9
Trademarks	7,480	15
	$211,015

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

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
Pro Forma Information

The following unaudited pro forma information illustrates the impact of 2019 and 2018 acquisitions on the Company’s revenue and earnings from operations for the six months ended June 30, 2019 and 2018, respectively.
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

The unaudited pro forma effects for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
As reported	$1,810,706	$1,798,094	$3,535,463	$3,435,765
Pro forma	1,811,980	1,814,828	3,543,691	3,469,366
Earnings from continuing operations:
As reported	$198,085	$166,456	$303,790	$275,865
Pro forma	199,094	169,416	306,540	281,482
Basic earnings per share from continuing operations:
As reported	$1.36	$1.10	$2.09	$1.80
Pro forma	1.37	1.12	2.11	1.84
Diluted earnings per share from continuing operations:
As reported	$1.35	$1.08	$2.07	$1.77
Pro forma	1.35	1.10	2.08	1.81

5. Disposed and Discontinued Operations

Management evaluates Dover's businesses periodically for their strategic fit within its operations and may from time to time sell or discontinue certain operations for various reasons.

Disposed Operations

On March 29, 2019, the Company entered into a definitive agreement to sell Finder Pompe S.r.l ("Finder"), a wholly owned subsidiary, to Gruppo Aturia S.p.A (“Aturia”). As of March 31, 2019, Finder met the criteria to be classified as held for sale. The Company classified Finder's assets and liabilities separately on the consolidated balance sheet as of March 31, 2019.

Based on the total consideration from the sale, net of selling costs, the Company recorded a loss on the assets held for sale of $46,946 in the Condensed Consolidated Statements of Earnings during the three months ended March 31, 2019. The loss was comprised of an impairment on assets held for sale of $21,607 and $25,339 of foreign currency translation losses reclassified out of accumulated other comprehensive losses.

On April 2, 2019, Dover completed the sale of Finder to Aturia, which generated total cash proceeds of $24,218, of which $2,245 was received on March 29, 2019. The Finder business is included in the results of the Fluids segment. The sale does not represent a strategic shift that will have a major effect on operations and financial results and, therefore, did not qualify for presentation as a discontinued operation.

There were no dispositions during the six months ended June 30, 2018.

Discontinued Operations

There were no discontinued operations as of and for the three and six months ending June 30, 2019.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
In 2018, the Apergy businesses, as discussed in Note 2, met the criteria to be reported as discontinued operations because the spin-off was a strategic shift in business that has a major effect on the Company's operations and financial results. Therefore, the results of discontinued operations for the three and six months ended June 30, 2018 include the historical results of Apergy prior to its distribution on May 9, 2018. The three and six months ended June 30, 2018 included costs incurred by Dover to complete the spin-off of Apergy amounting to $34,638 and $46,384, respectively, reflected in selling, general and administrative expenses in discontinued operations. See Note 2 — Spin-off of Apergy Corporation for further information.

Summarized results of the Company's discontinued operations were as follows:

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Revenue	$119,647	$403,688
Cost of goods and services	76,277	254,205
Gross profit	43,370	149,483
Selling, general and administrative expenses	64,990	144,114
Operating (loss) earnings	(21,620)	5,369
Other (income) expense, net	(134)	349
(Loss) earnings from discontinued operations before taxes	(21,486)	5,020
Provision for income taxes	5,011	9,492
Loss from discontinued operations, net of tax	$(26,497)	$(4,472)

6. Inventories

	June 30, 2019	December 31, 2018
Raw materials	$486,164	$439,616
Work in progress	174,196	154,878
Finished goods	300,469	265,722
Subtotal	960,829	860,216
Less reserves	(111,563)	(111,420)
Total	$849,266	$748,796

7. Property, Plant and Equipment, net

	June 30, 2019	December 31, 2018
Land	$50,047	$53,623
Buildings and improvements	513,634	529,982
Machinery, equipment and other	1,615,924	1,555,345
Property, plant and equipment, gross	2,179,605	2,138,950
Accumulated depreciation	(1,364,602)	(1,332,453)
Property, plant and equipment, net	$815,003	$806,497

Depreciation expense totaled $33,031 and $32,947 for the three months ended June 30, 2019 and 2018, respectively. For the six months ended June 30, 2019 and 2018, depreciation expense was $65,219 and $65,111, respectively.
8. Leases
The Company adopted ASC Topic 842 - Leases as of January 1, 2019, using the transition method per ASU No. 2018-11 issued on July 2018 wherein entities were allowed to initially apply the new leases standard at adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Accordingly, all periods prior to January 1, 2019 were presented in accordance with the previous ASC Topic 840 - Leases, and no retrospective adjustments were made to the comparative periods presented. Adoption of ASC Topic 842 resulted in an increase to total assets and liabilities due to the recording of operating lease right-of-use assets ("ROU") and operating lease liabilities of approximately $163 million, as of January 1, 2019. Finance leases were not impacted by the adoption of ASC Topic 842, as finance lease liabilities and the corresponding ROU assets were already recorded in the balance sheet under the previous guidance, ASC Topic 840. The adoption did not materially impact the Company’s Consolidated Statements of Earnings or Cash Flows.

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

The components of lease costs were as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating Lease Costs:
Fixed	$12,719	$24,963
Variable	1,593	3,640
Short-term	4,873	9,738
Total*	$19,185	$38,341
* Finance lease cost and sublease income were immaterial.
Supplemental cash flow information were as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$12,987	$25,401
Operating cash flows from finance leases	111	219
Financing cash flows from finance leases	531	940
Total	$13,629	$26,560
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	8,226	18,934
Finance leases	330	367
Total	$8,556	$19,301

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
Supplemental balance sheet information related to leases were as follows:

June 30, 2019
Operating Leases:
Right of use assets:
Other assets and deferred charges	$151,833

Lease liabilities:
Other accrued expenses	$42,584
Other liabilities	116,530
Total operating lease liabilities	$159,114

Finance Leases:
Right of use assets:
Property, plant and equipment, net (1)	$9,047

Lease liabilities:
Other accrued expenses	$1,555
Other liabilities	8,374
Total financing lease liabilities	$9,929
(1) Finance lease assets are recorded net of accumulated depreciation of $3,870.

The aggregate future lease payments for operating and finance leases as of June 30, 2019 were as follows:

	Operating	Finance
2019 (excluding the six months ending June 30, 2019)	$24,405	$1,020
2020	40,624	2,009
2021	31,064	1,897
2022	22,311	1,629
2023	14,280	1,209
Thereafter	43,060	4,058
Total lease payments	175,744	11,822
Less: Interest	(16,630)	(1,893)
Present value of lease liabilities	$159,114	$9,929

The aggregate future lease payments for operating and capital leases as of December 31, 2018 were as follows:

	Operating	Capital
2019	$49,009	$1,802
2020	38,620	1,748
2021	29,396	1,687
2022	21,767	1,392
2023	13,994	952
Thereafter	42,087	3,802
Total	$194,873	$11,383

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
Average lease terms and discount rates were as follows:

June 30, 2019
Weighted-average remaining lease term (years)
Operating leases	5.7
Finance leases	6.5
Weighted-average discount rate
Operating leases	3.3%
Finance leases	4.3%

9. Goodwill and Other Intangible Assets
The changes in the carrying value of goodwill by reportable operating segments were as follows:

	Engineered Systems	Fluids	Refrigeration & Food Equipment	Total
Balance at December 31, 2018	$1,623,660	$1,507,602	$546,066	$3,677,328
Acquisitions	—	119,035	—	119,035
Disposition of business	—	(4,739)	—	(4,739)
Foreign currency translation	748	3,195	21	3,964
Balance at June 30, 2019	$1,624,408	$1,625,093	$546,087	$3,795,588

During the six months ended June 30, 2019, the Company recorded additions of $119,035 to goodwill as a result of the acquisitions with the Fluids segment discussed in Note 4 — Acquisitions. During the six months ended June 30, 2019, the Company disposed of $4,739 of the Fluids segment goodwill as a result of the sale of a business as discussed in Note 5 — Disposed and Discontinued Operations.

The Company’s definite-lived and indefinite-lived intangible assets by major asset class were as follows:

	June 30, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Customer intangibles	$1,418,487	$671,566	$746,921	$1,395,742	$645,305	$750,437
Trademarks	218,866	78,415	140,451	214,774	72,305	142,469
Patents	160,402	131,435	28,967	144,302	128,254	16,048
Unpatented technologies	155,484	93,046	62,438	155,380	85,560	69,820
Distributor relationships	83,106	41,144	41,962	82,970	37,943	45,027
Drawings & manuals	27,882	21,511	6,371	31,849	23,273	8,576
Other	21,922	16,373	5,549	21,046	15,835	5,211
Total	2,086,149	1,053,490	1,032,659	2,046,063	1,008,475	1,037,588
Unamortized intangible assets:
Trademarks	96,693	—	96,693	96,668	—	96,668
Total intangible assets, net	$2,182,842	$1,053,490	$1,129,352	$2,142,731	$1,008,475	$1,134,256

Amortization expense was $34,738 and $36,356, respectively, including acquisition-related intangible amortization of $34,219 and $35,945 for the three months ended June 30, 2019 and 2018, respectively. For the six months ended June 30, 2019 and 2018, amortization expense was $70,288 and $72,817, respectively, including acquisition-related intangible amortization of $69,374 and $71,834, respectively.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
10. Restructuring Activities

The Company's restructuring charges by segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Engineered Systems	$2,508	$1,860	$2,878	$3,235
Fluids	2,277	3,497	3,396	5,548
Refrigeration & Food Equipment	227	234	1,639	146
Corporate	726	2,544	761	3,293
Total	$5,738	$8,135	$8,674	$12,222

These amounts are classified in the Condensed Consolidated Statements of Earnings as follows:
Cost of goods and services	$1,183	$2,192	$2,362	$4,399
Selling, general and administrative expenses	4,555	5,943	6,312	7,823
Total	$5,738	$8,135	$8,674	$12,222

The restructuring expenses of $5,738 and $8,674 incurred during the three and six months ended June 30, 2019, respectively, were primarily related to two significant rightsizing restructuring programs initiated in 2018 comprised principally of broad-based selling, general and administrative expense reduction and footprint consolidation initiatives designed to increase operating margin, enhance operations and position the Company for sustained growth and investment.

In 2019, the Company expects to incur charges of approximately $6 million related to the selling, general and administrative expense reduction initiatives, $4 million of which was incurred during the six months ended June 30, 2019 and $2 million of which the Company expects to incur during the remainder of 2019. In 2019 and 2020, the Company expects to incur total restructuring charges of approximately $10 million related to footprint consolidation initiatives, $2 million of which was incurred during the six months ended June 30, 2019 and $8 million of which the Company expects to incur in the second half of 2019 through 2020. Additional programs, beyond the scope of the announced programs, are expected to be implemented during 2019 with related restructuring charges.

The $5,738 of restructuring charges incurred during the second quarter of 2019 primarily included the following items:
•The Engineered Systems segment recorded $2,508 of restructuring charges related to programs focused on headcount reductions and facility restructuring costs.

•The Fluids segment recorded $2,277 of restructuring charges principally related to headcount reductions.

•The Refrigeration and Food Equipment segment recorded $227 of restructuring expense primarily due to headcount reductions and facility restructuring costs.

•Corporate recorded $726 of restructuring charges primarily related to headcount reductions and asset write-downs.

The Company’s severance and exit accrual activities were as follows:

	Severance	Exit		Total
Balance at December 31, 2018	$24,284	$3,880		$28,164
Restructuring charges	5,730	2,944		8,674
Payments	(16,983)	(1,288)		(18,271)
Other, including foreign currency translation	(645)	(2,361)	(1)	(3,006)
Balance at June 30, 2019	$12,386	$3,175		$15,561
(1) Other activity in exit reserves primarily represents the non-cash write-off of certain long-lived assets and inventory in connection with certain facility closures and product exits.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
11. Borrowings

Borrowings consisted of the following:

	June 30, 2019	December 31, 2018
Short-term
Commercial paper	$357,700	$220,318
Notes payable	$357,700	$220,318

		Carrying amount (1)
	Principal	June 30, 2019	December 31, 2018
Long-term
2.125% 7-year notes due December 1, 2020 (euro-denominated)	€300,000	$340,285	$339,657
4.30% 10-year notes due March 1, 2021	$450,000	449,385	449,200
3.150% 10-year notes due November 15, 2025	$400,000	395,705	395,368
1.25% 10-year notes due November 9, 2026 (euro-denominated)	€600,000	673,448	672,103
6.65% 30-year debentures due June 1, 2028	$200,000	199,105	199,054
5.375% 30-year debentures due October 15, 2035	$300,000	295,935	295,811
6.60% 30-year notes due March 15, 2038	$250,000	247,883	247,827
5.375% 30-year notes due March 1, 2041	$350,000	344,015	343,877
Other		732	763
Total long-term debt		$2,946,493	$2,943,660
(1) Carrying amount is net of unamortized debt discount and deferred debt issuance costs. Total unamortized debt discounts were
$15.1 million and $15.8 million as of June 30, 2019 and December 31, 2018, respectively. Total deferred debt issuance costs were $12.1 million and $13.0 million as of June 30, 2019 and December 31, 2018, respectively.

The Company maintains a $1.0 billion five-year unsecured revolving credit facility (the "Credit Agreement") with a syndicate of banks which expires on November 10, 2020. The Company was in compliance with all covenants in the Credit Agreement and other long-term debt covenants at June 30, 2019 and had an interest coverage ratio of consolidated EBITDA to consolidated net interest expense of 10.0 to 1.0. The Company uses the Credit Agreement as liquidity back-up for its commercial paper program and has not drawn down any loans under the Credit Agreement and does not anticipate doing so. The Company generally uses commercial paper borrowings for general corporate purposes, funding of acquisitions and repurchases of its common stock.

As of June 30, 2019, the Company had approximately $142.1 million outstanding in letters of credit, surety bonds, and performance and other guarantees which expire on various dates through 2031. These letters of credit and bonds are primarily issued as security for insurance, warranty and other performance obligations. In general, we would only be liable for the amount of these guarantees in the event of default in the performance of our obligations.

12. Financial Instruments

Derivatives

The Company is exposed to market risk for changes in foreign currency exchange rates due to the global nature of its operations and certain commodity risks. In order to manage these risks, the Company has hedged portions of its forecasted sales and purchases to occur within the next twelve months that are denominated in non-functional currencies, with currency forward contracts designated as cash flow hedges. At June 30, 2019 and December 31, 2018, the Company had contracts with total notional amounts of $200,514 and $193,649, respectively, to exchange currencies, principally the Pound Sterling, Euro, Swedish Krona, Chinese Yuan, Canadian Dollar, and Swiss Franc. The Company believes it is probable that all forecasted cash flow transactions will occur.

In addition, the Company had outstanding contracts with a total notional amount of $94,191 and $66,906 as of June 30, 2019 and December 31, 2018, respectively, that are not designated as hedging instruments. These instruments are used to reduce the

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
Company's exposure for operating receivables and payables that are denominated in non-functional currencies. Gains and losses on these contracts are recorded in other (income) expense, net in the Condensed Consolidated Statements of Earnings.

The following table sets forth the fair values of derivative instruments held by the Company as of June 30, 2019 and December 31, 2018 and the balance sheet lines in which they are recorded:

	Fair Value Asset (Liability)
	June 30, 2019	December 31, 2018	Balance Sheet Caption
Foreign currency forward	$1,148	$1,874	Prepaid / Other current assets
Foreign currency forward	(1,741)	(1,165)	Other accrued expenses

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

Amounts recognized in other comprehensive earnings for the gains (losses) on net investment hedges were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
(Loss) gain on euro-denominated debt	$(4,710)	$57,998	$(1,153)	$13,889
Tax benefit (expense)	989	(12,180)	242	(2,917)
Net (loss) gain on net investment hedges, net of tax	$(3,721)	$45,818	$(911)	$10,972

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

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018:

	Level 2	Level 2
Assets:
Foreign currency cash flow hedges	$1,148	$1,874
Liabilities:
Foreign currency cash flow hedges	1,741	1,165

In addition to fair value disclosure requirements related to financial instruments carried at fair value, accounting standards require interim disclosures regarding the fair value of all of the Company’s financial instruments.

The estimated fair value of long-term debt, net at June 30, 2019 and December 31, 2018, was $3,281,664 and $3,132,330, respectively. The estimated fair value of long-term debt is based on quoted market prices for similar instruments and is, therefore, classified as Level 2 within the fair value hierarchy.

The carrying values of cash and cash equivalents, trade receivables, accounts payable and notes payable are reasonable estimates of their fair values as of June 30, 2019, and December 31, 2018 due to the short-term nature of these instruments.

13. Income Taxes

The effective tax rates for the three months ended June 30, 2019 and 2018 were 20.7% and 21.3%, respectively. The decrease in the effective tax rate for the three months ended June 30, 2019 relative to the prior comparable period was principally due to changes in tax law and, to a lesser extent, discrete tax items.

The effective tax rates for the six months ended June 30, 2019 and 2018 were 21.7% and 20.2%, respectively. The increase in the effective tax rate for the six months ended June 30, 2019 relative to the prior comparable period is primarily driven by the exclusion of capital losses on the sale of Finder under local tax law partially offset by the impact of changes in tax law.

The discrete items for the three months ended June 30, 2019 and 2018 primarily resulted from the net tax benefit from stock exercises and favorable audit settlements. The discrete items for the six months ended June 30, 2019 primarily resulted from the benefit of stock exercises and favorable audit settlements partially offset by the exclusion of capital losses on the sale of Finder under local tax law. The discrete items for the six months ended June 30, 2018 primarily resulted from the benefit of stock exercises and favorable audit settlements.

Dover and its subsidiaries file tax returns in the U.S., including various state and local returns, and in other foreign jurisdictions. We believe adequate provision has been made for all income tax uncertainties. The Company is routinely audited by taxing authorities in its filing jurisdictions, and a number of these audits are currently underway. The Company believes that within the next twelve months uncertain tax positions may be resolved and statutes of limitations will expire, which could result in a decrease in the gross amount of unrecognized tax benefits of approximately zero to $11.9 million.

14. Equity Incentive Program

The Company typically grants equity awards annually at its regularly scheduled first quarter meeting of the Compensation Committee of the Board of Directors. Additionally, in the second quarter of 2018, the Company granted equity awards to its new President and Chief Executive Officer. During the six months ended June 30, 2019, the Company issued stock-settled appreciation rights ("SARs") covering 615,089 shares, performance share awards of 35,172 and restricted stock units ("RSUs") of 124,929.

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

The fair value and average attainment used in determining stock-based compensation cost for the performance shares issued in 2019 and 2018 were as follows for the six months ended June 30, 2019:

	Performance Shares
	2019	2018
Fair value per share at date of grant	$91.20	$79.75	-	$82.09
Average attainment rate reflected in expense	240.05%	288.57%

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

Stock-based compensation is reported within selling, general and administrative expenses of continuing operations in the Condensed Consolidated Statements of Earnings. The following table summarizes the Company’s compensation expense relating to all stock-based incentive plans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Pre-tax stock-based compensation expense (continuing)	$8,435	$3,658	$16,617	$10,403
Tax benefit	(498)	(817)	(1,546)	(2,313)
Total stock-based compensation expense, net of tax	$7,937	$2,841	$15,071	$8,090

Stock-based compensation expense attributable to Apergy employees for the three and six months ended June 30, 2018 was $174 and $744, respectively. These costs are reported within earnings from discontinued operations in the Condensed Consolidated Statement of Earnings.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
15. Commitments and Contingent Liabilities

Litigation

Certain of the Company’s subsidiaries are involved in legal proceedings relating to the cleanup of waste disposal sites identified under federal and state statutes that provide for the allocation of such costs among "potentially responsible parties." In each instance, the extent of the Company’s liability appears to be very small in relation to the total projected expenditures and the number of other "potentially responsible parties" involved and is anticipated to be immaterial to the Company. In addition, certain of the Company’s subsidiaries are involved in ongoing remedial activities at certain current and former plant sites, in cooperation with regulatory agencies, and appropriate reserves have been established. At June 30, 2019 and December 31, 2018, the Company has reserves totaling $31,289 and $31,797, respectively, for environmental and other matters, including private party claims for exposure to hazardous substances that are probable and estimable.

The Company and certain of its subsidiaries are also parties to a number of other legal proceedings incidental to their businesses. These proceedings primarily involve claims by private parties alleging injury arising out of use of the Company’s products, patent infringement, employment matters, and commercial disputes. Management and legal counsel, at least quarterly, review the probable outcome of such proceedings, the costs and expenses reasonably expected to be incurred and currently accrued to-date, and the availability and extent of insurance coverage. The Company has reserves for legal matters that are probable and estimable and not otherwise covered by insurance, and at June 30, 2019 and December 31, 2018, these reserves were not significant. While it is not possible at this time to predict the outcome of these legal actions, in the opinion of management, based on the aforementioned reviews, the Company is not currently involved in any legal proceedings which, individually or in the aggregate, could have a material effect on its financial position, results of operations, or cash flows.

Warranty Accruals

Estimated warranty program claims are provided for at the time of sale of the Company's products. Amounts provided for are based on historical costs and adjusted for new claims and are included within other accrued expenses and other liabilities in the Condensed Consolidated Balance Sheet. The changes in the carrying amount of product warranties through June 30, 2019 and 2018, were as follows:

	2019	2018
Beginning Balance, December 31 of the Prior Year	$50,073	$59,403
Provision for warranties	29,364	30,603
Settlements made	(31,173)	(34,746)
Other adjustments, including acquisitions and currency translation	(632)	(480)
Ending Balance, June 30	$47,632	$54,780

16. Employee Benefit Plans

Retirement Plans

The Company sponsors qualified defined benefit pension plans covering certain employees of the Company and its subsidiaries, although the U.S. qualified and non-qualified defined benefit plans are closed to new entrants. The plans’ benefits are generally based on years of service and employee compensation. The Company also provides to certain management employees, through non-qualified plans, supplemental retirement benefits in excess of qualified plan limits imposed by federal tax law.

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

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
Qualified Defined Benefits

	Three Months Ended June 30,				Six Months Ended June 30,
	U.S. Plan		Non-U.S. Plans		U.S. Plan		Non-U.S. Plans
	2019	2018	2019	2018	2019	2018	2019	2018
Service cost	$1,754	$2,303	$1,291	$1,534	$3,508	$5,287	$2,836	$3,111
Interest cost	4,756	5,153	1,207	1,343	9,513	10,255	2,448	2,721
Expected return on plan assets	(8,534)	(9,745)	(1,608)	(2,037)	(17,068)	(19,956)	(3,126)	(4,128)
Amortization:
Prior service cost (credit)	76	339	(138)	(111)	151	426	(196)	(226)
Recognized actuarial loss	—	870	708	782	—	2,801	1,525	1,585
Transition obligation	—	—	—	1	—	—	—	2
Net periodic (income) expense	$(1,948)	$(1,080)	$1,460	$1,512	$(3,896)	$(1,187)	$3,487	$3,065
Less: Discontinued operations	—	273	—	73	—	950	—	247
Net periodic (income) expense - Continuing operations	$(1,948)	$(1,353)	$1,460	$1,439	$(3,896)	$(2,137)	$3,487	$2,818

Non-Qualified Supplemental Benefits

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Service cost	$486	$660	$971	$1,355
Interest cost	668	808	1,335	1,701
Amortization:
Prior service cost	703	1,351	1,406	2,314
Recognized actuarial gain	(570)	(281)	(1,140)	(536)
Net periodic expense	$1,287	$2,538	$2,572	$4,834
Less: Discontinued operations	—	97	—	351
Net periodic expense - Continuing operations	$1,287	$2,441	$2,572	$4,483

Post-Retirement Benefit Plans

The Company also maintains post-retirement benefit plans, although these plans are closed to new entrants. The supplemental and post-retirement benefit plans are supported by the general assets of the Company. The following table sets forth the components of the Company’s net periodic expense relating to its post-retirement benefit plans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Service cost	$5	$7	$10	$15
Interest cost	78	72	156	145
Amortization:
Prior service cost	3	4	7	7
Recognized actuarial gain	(16)	(7)	(35)	(15)
Net periodic expense	$70	$76	$138	$152

The total amount amortized out of accumulated other comprehensive earnings into net periodic pension and post-retirement expense totaled $766 and $2,948 for the three months ended June 30, 2019 and 2018, respectively, and $1,718 and $6,358 for the six months ended June 30, 2019 and 2018, respectively.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
Defined Contribution Retirement Plans

The Company also offers defined contribution retirement plans which cover the majority of its U.S. employees, as well as employees in certain other countries. The Company’s expense relating to defined contribution plans were $13,247, and $11,144 for the three months ended June 30, 2019 and 2018, respectively, and $26,153 and $24,014 for the six months ended June 30, 2019 and 2018.

17. Other Comprehensive Earnings

The amounts recognized in other comprehensive (loss) earnings were as follows:

	Three Months Ended			Three Months Ended
	June 30, 2019			June 30, 2018
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$(14,967)	$989	$(13,978)	$(52,979)	$(12,180)	$(65,159)
Pension and other post-retirement benefit plans	766	(177)	589	2,948	(628)	2,320
Changes in fair value of cash flow hedges	(4,780)	1,002	(3,778)	2,085	(437)	1,648
Total other comprehensive (loss) earnings	$(18,981)	$1,814	$(17,167)	$(47,946)	$(13,245)	$(61,191)

	Six Months Ended			Six Months Ended
	June 30, 2019			June 30, 2018
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$34,819	$242	$35,061	$(9,934)	$(2,917)	$(12,851)
Pension and other post-retirement benefit plans	1,718	(382)	1,336	6,358	(1,356)	5,002
Changes in fair value of cash flow hedges	(1,787)	373	(1,414)	3,490	(733)	2,757
Total other comprehensive earnings (loss)	$34,750	$233	$34,983	$(86)	$(5,006)	$(5,092)

Total comprehensive earnings were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net earnings	$198,085	$139,959	$303,790	$271,393
Other comprehensive (loss) earnings	(17,167)	(61,191)	34,983	(5,092)
Comprehensive earnings	$180,918	$78,768	$338,773	$266,301

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
Amounts reclassified from accumulated other comprehensive loss to earnings during the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Foreign currency translation:
Reclassification of foreign currency translation losses to earnings for assets held for sale	$—	$—	$25,339	$—
Tax benefit	—	—	—	—
Net of tax	$—	$—	$25,339	$—
Pension and other postretirement benefit plans:
Amortization of actuarial losses	$122	$1,365	$350	$3,837
Amortization of prior service costs	644	1,583	1,368	2,521
Total before tax	766	2,948	1,718	6,358
Tax benefit	(177)	(628)	(382)	(1,356)
Net of tax	$589	$2,320	$1,336	$5,002
Cash flow hedges:
Net gains reclassified into earnings	$(524)	$(579)	$(815)	$(899)
Tax provision	108	122	169	189
Net of tax	$(416)	$(457)	$(646)	$(710)

The reclassification of foreign currency translation losses to earnings relates to the sale of Finder. See Note 5 — Disposed and Discontinued Operations for further details.

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

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
Segment financial information and a reconciliation of segment results to consolidated results was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Engineered Systems	$696,501	$702,989	$1,383,692	$1,374,615
Fluids	729,433	693,666	1,432,657	1,321,764
Refrigeration & Food Equipment	385,474	401,766	720,117	740,001
Intra-segment eliminations	(702)	(327)	(1,003)	(615)
Total consolidated revenue	$1,810,706	$1,798,094	$3,535,463	$3,435,765
Earnings from continuing operations:
Segment earnings: (1)
Engineered Systems	$131,770	$126,649	$254,844	$228,715
Fluids (2)	128,915	93,028	181,136	160,376
Refrigeration & Food Equipment	44,375	51,372	69,182	80,554
Total segment earnings	305,060	271,049	505,162	469,645
Corporate expense / other (3)	24,512	30,050	55,378	60,813
Interest expense	31,754	32,125	63,562	67,765
Interest income	(945)	(2,563)	(1,835)	(4,620)
Earnings before provision for income taxes and discontinued operations	249,739	211,437	388,057	345,687
Provision for income taxes	51,654	44,981	84,267	69,822
Earnings from continuing operations	$198,085	$166,456	$303,790	$275,865
(1) Segment earnings includes non-operating income and expense directly attributable to the segments.
(2) The six months ended June 30, 2019 includes a $46,946 loss on assets held for sale for Finder. Excluding this loss, Fluids segment earnings was $228,082.
(3) Certain expenses are maintained at the corporate level and not allocated to the segments. These expenses include executive and functional compensation costs, non-service pension costs, non-operating insurance expenses, shared business services costs and various administrative expenses relating to the corporate headquarters.

19. Share Repurchases

The January 2015 share repurchase authorization expired on January 9, 2018. From January 1 to January 9, 2018, the Company repurchased 440,608 shares of common stock at a total cost of $44,977, or $102.08 per share. There were 5,271,168 shares available for repurchase under this authorization upon expiration.

In February 2018, the Company's Board of Directors approved a new standing share repurchase authorization, whereby the Company may repurchase up to 20 million shares of its common stock through December 31, 2020. This share repurchase authorization replaced the January 2015 share repurchase authorization. There were no repurchases under the February 2018 authorization during the three and six months ended June 30, 2019.

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

Under the terms of the ASR Agreement, the Company paid Goldman Sachs $700,000 on May 24, 2018 and on that date received initial deliveries of 7,078,751 shares, representing a substantial majority of the shares expected to be retired over the course of the ASR Agreement. In December 2018, Goldman Sachs delivered a total of 1,463,815 shares which completed the ASR Program. During 2018, the Company received a total of 8,542,566 shares as part of the ASR Agreement. The total number of shares ultimately repurchased under the ASR Agreement was based on the volume-weighted average share price of Dover’s common stock during the calculation period of the ASR Program, less a discount, which was $81.94 over the term of the ASR Program.

As of June 30, 2019, 9,703,666 shares remain authorized for repurchase under the February 2018 share repurchase authorization.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
20. Earnings per Share

The following table sets forth a reconciliation of the information used in computing basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Earnings from continuing operations	$198,085	$166,456	$303,790	$275,865
Loss from discontinued operations, net	—	(26,497)	—	(4,472)
Net earnings	$198,085	$139,959	$303,790	$271,393
Basic earnings (loss) per common share:
Earnings from continuing operations	$1.36	$1.10	$2.09	$1.80
Loss from discontinued operations, net	$—	$(0.17)	$—	$(0.03)
Net earnings	$1.36	$0.92	$2.09	$1.77

Weighted average shares outstanding	145,366,000	151,744,000	145,227,000	153,124,000
Diluted earnings (loss) per common share:
Earnings from continuing operations	$1.35	$1.08	$2.07	$1.77
Loss from discontinued operations, net	$—	$(0.17)	$—	$(0.03)
Net earnings	$1.35	$0.91	$2.07	$1.74

Weighted average shares outstanding	147,179,000	153,938,000	147,041,000	155,573,000

The following table is a reconciliation of the share amounts used in computing earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Weighted average shares outstanding - Basic	145,366,000	151,744,000	145,227,000	153,124,000
Dilutive effect of assumed exercise of SARs and vesting of performance shares and RSUs	1,813,000	2,194,000	1,814,000	2,449,000
Weighted average shares outstanding - Diluted	147,179,000	153,938,000	147,041,000	155,573,000

Diluted earnings per share amounts are computed using the weighted average number of common shares outstanding and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of SARs and vesting of performance shares and RSUs, as determined using the treasury stock method.

The weighted average number of anti-dilutive potential common shares excluded from the calculation above were approximately 30,000 and 78,000 for the three months ended June 30, 2019 and 2018, respectively, and 1,200 and 0 for the six months ended June 30, 2019 and 2018, respectively.

21. Recent Accounting Pronouncements

Recently Issued Accounting Standards

The following standards, issued by the Financial Accounting Standards Board ("FASB"), will, or are expected to, result in a change in practice and/or have a financial impact to the Company’s Consolidated Financial Statements:

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. The guidance is effective for interim and annual periods for the Company on January 1, 2020, with early adoption permitted. Management is in the process of its assessment of the impact of the new standard on the Company’s Consolidated Financial Statements. Currently, the Company

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
believes that the most notable impact of this ASU may relate to its processes around the assessment of the adequacy of its allowance for doubtful accounts on trade accounts receivable and the recognition of credit losses. Management does not expect this update to have a material impact to the Company's Consolidated Financial Statements.

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

In the second quarter of 2019, revenue was $1.8 billion, which increased $12.6 million, or 0.7%, as compared to the second quarter of 2018. Results were driven by organic revenue growth of 2.9% and acquisition-related revenue growth of 0.8%. This growth was partially offset by an unfavorable impact from foreign currency translation of 2.5% and 0.5% impact due to dispositions.

The 2.9% organic revenue growth was led by 7.5% organic growth in our Fluids segment, reflecting continued strong demand across the segment. Engineered Systems segment organic revenue increased 1.7%, which was driven by strong activity in the Industrial platform, which offset expected lower activity in digital printing. Organic revenue decreased 2.8% in our Refrigeration & Food Equipment segment principally driven by reduced shipments of heat exchangers and slower activity in some product lines within commercial refrigeration.
From a geographic perspective, organic revenue for the U.S., our largest market, and Europe grew 2% and 8%, respectively, year over year, while Asia declined 5%. U.S. organic growth was driven by strength across our Fluids and Engineered Systems segments, partially offset by the Refrigeration & Food Equipment segment. The growth in Europe was broad-based across all three segments. The decline in Asia was a result of lower demand in our Engineered Systems and Refrigeration & Food Equipment segments.

During the three months ended June 30, 2019, we acquired the assets of the All-Flo Pump Company, Limited business ("All-Flo"), a growing manufacturer of specialty pumps for $40.0 million, net of cash acquired. The acquisition of All-Flo strengthens our position in the growing market for air-operated double-diaphragm pumps within the Fluids segment.

On April 2, 2019, we completed the sale of Finder Pompe S.r.l ("Finder"), a wholly owned subsidiary in the Fluids segment, which generated total cash proceeds of $24.2 million. As of March 31, 2019, Finder met the criteria to be classified as held for sale. We classified Finder's assets and liabilities separately on the consolidated balance sheet as of March 31, 2019 and recorded a loss of $46.9 million on the net assets held for sale during the three months ended March 31, 2019. The loss was comprised of an impairment on assets held for sale of $21.6 million and $25.3 million of foreign currency translation losses reclassified out of accumulated other comprehensive losses.

During the three months ended June 30, 2019, we continued to execute on our previously announced rightsizing initiatives to further optimize operations. Rightsizing programs in 2019 primarily include: 1) broad-based selling, general and administrative expense reduction initiatives and 2) footprint consolidation actions. These actions resulted in approximately $6.5 million of rightsizing and other related costs across our segments as well as at the Corporate level, inclusive of restructuring costs. These charges relate to employee reductions and facility restructuring costs. We incurred rightsizing and other related costs of $2.4 million in Engineered Systems, $2.7 million in Fluids, $0.7 million in Refrigeration & Food Equipment and $0.7 million at the Corporate level. These charges were recorded in cost of goods and services and selling, general and administrative expenses in the Condensed Consolidated Statement of Earnings. In 2019 and 2020, we expect to incur total rightsizing and other related charges, inclusive of restructuring costs, of approximately $22 million primarily related to the completion of our selling, general and administrative expense reduction actions and continuation of our footprint consolidation initiatives. We incurred $10 million of charges during the six months ended June 30, 2019 and expect to incur approximately $7 million during the remainder of 2019 and approximately $5 million in 2020.

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands, except per share data)	2019	2018	% Change	2019	2018	% Change
Revenue	$1,810,706	$1,798,094	0.7%	$3,535,463	$3,435,765	2.9%
Cost of goods and services	1,138,113	1,132,858	0.5%	2,239,328	2,167,700	3.3%
Gross profit	672,593	665,236	1.1%	1,296,135	1,268,065	2.2%
Gross profit margin	37.1%	37.0%	0.1	36.7%	36.9%	(0.2)

Selling, general and administrative expenses	396,634	428,775	(7.5)%	805,100	863,801	(6.8)%
Selling, general and administrative expenses as a percent of revenue	21.9%	23.8%	(1.9)	22.8%	25.1%	(2.3)

Loss on assets held for sale	—	—	nm*	46,946	—	nm*

Interest expense	31,754	32,125	(1.2)%	63,562	67,765	(6.2)%
Interest income	(945)	(2,563)	(63.1)%	(1,835)	(4,620)	(60.3)%
Other income, net	(4,589)	(4,538)	nm*	(5,695)	(4,568)	nm*

Earnings before provision for income taxes and discontinued operations	$249,739	$211,437	18.1%	388,057	345,687	12.3%
Provision for income taxes	51,654	44,981	14.8%	84,267	69,822	20.7%
Effective tax rate	20.7%	21.3%	(0.6)	21.7%	20.2%	1.5

Earnings from continuing operations	$198,085	$166,456	19.0%	$303,790	$275,865	10.1%
Loss from discontinued operations, net	—	(26,497)	nm*	—	(4,472)	nm*
Net earnings	$198,085	$139,959	41.5%	$303,790	$271,393	11.9%
Earnings from continuing operations per common share - diluted	$1.35	$1.08	25.0%	$2.07	$1.77	16.9%
Net earnings per common share - diluted	$1.35	$0.91	48.4%	$2.07	$1.74	19.0%
* nm - not meaningful

Revenue

In the second quarter of 2019, revenue increased $12.6 million, or 0.7%, from the comparable period. Results included organic revenue growth of 2.9% led by our Fluids and Engineered Systems segments and acquisition-related revenue growth of 0.8% from our Fluids segment. This growth was partially offset by an unfavorable impact from foreign currency translation of 2.5% and a 0.5% impact from dispositions within the Fluids segment. Customer pricing favorably impacted revenue by approximately 1.2% in the second quarter of 2019.

Revenue for the six months ended June 30, 2019 increased $99.7 million, or 2.9%, from the comparable period. The increase primarily reflects organic revenue growth of 5.5%, led by our Fluids and Engineered Systems segments and acquisition-related growth of 0.7% from our Fluids segment. This growth was partially offset by an unfavorable impact from foreign currency translation of 3.0% and a 0.3% impact from dispositions within the Fluids segment. Customer pricing favorably impacted revenue by approximately 1.2% for the six months ended June 30, 2019.

Gross Profit

Gross profit for the three months ended June 30, 2019 increased $7.4 million, or 1.1%, from the comparable period, primarily due to pricing initiatives and benefits from productivity initiatives and rightsizing actions, partially offset by increased material costs and unfavorable business and regional mix. Gross profit margin remained relatively flat for the three months ended June 30, 2019 from the comparable period.

Gross profit for the six months ended June 30, 2019 increased $28.1 million, or 2.2%, from the comparable period, primarily due to organic revenue growth of 5.5%, benefits from productivity initiatives and rightsizing actions, partially offset by increased material costs and unfavorable business and regional mix. Gross profit margin decreased by 20 basis points for the six months ended June 30, 2019 from the comparable period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2019 decreased $32.1 million, or 7.5%, from the comparable period, primarily due to the of benefits from rightsizing actions started in 2018. As a percentage of revenue, selling, general and administrative expenses decreased 190 basis points to 21.9%, reflecting the leverage of costs on a higher revenue base and the decrease in expenses.

Selling, general and administrative expenses for the six months ended June 30, 2019 decreased $58.7 million, or 6.8%, from the comparable period, reflecting the benefits from rightsizing actions started in 2018. Selling, general and administrative expenses as a percentage of revenue improved 230 basis points as compared to the prior year comparable period.

Research and development costs, including qualifying engineering costs, are expensed when incurred and amounted to $35.2 million and $35.4 million for the three months ended June 30, 2019 and 2018, respectively, and $69.9 million and $71.2 million, for the six months ended June 30, 2019 and 2018, respectively. These costs as a percent of revenue were 1.9% and 2.0% for the three months ended June 30, 2019 and 2018, respectively, and 2.0% and 2.1% for the six months ended June 30, 2019 and 2018, respectively.

Loss on assets held for sale

On March 29, 2019, the Company entered into a definitive agreement to sell Finder for total consideration of approximately $23.6 million net of estimated selling costs. As of March 31, 2019, Finder met the criteria to be classified as held for sale and based on the total consideration from the sale, net of selling costs, the Company recorded a loss on the assets held for sale of $46.9 million. The loss was comprised of an impairment on assets held for sale of $21.6 million and foreign currency translation losses reclassified from accumulated other comprehensive losses to current earnings of $25.3 million. The Company subsequently sold Finder on April 2, 2019 to Aturia, which generated total cash proceeds of $24.2 million.

Income Taxes

The effective tax rates for the three months ended June 30, 2019 and 2018 were 20.7% and 21.3%, respectively. The decrease in the effective tax rate for the three months ended June 30, 2019 relative to the prior comparable period was principally due to changes in tax law and, to a lesser extent, discrete tax items.

The effective tax rates for the six months ended June 30, 2019 and 2018 were 21.7% and 20.2%, respectively. The increase in the effective tax rate for the six months ended June 30, 2019 relative to the prior comparable period is primarily driven by the exclusion of capital losses on the sale of Finder under local tax law partially offset by the impact of changes in tax law.

The discrete items for the three months ended June 30, 2019 and 2018 primarily resulted from the net tax benefit from stock exercises and favorable audit settlements. The discrete items for the six months ended June 30, 2019 primarily resulted from the benefit of stock exercises and favorable audit settlements partially offset by the exclusion of capital losses on the sale of Finder under local tax law. The discrete items for the six months ended June 30, 2018 primarily resulted from the benefit of stock exercises and favorable audit settlements.

Dover and its subsidiaries file tax returns in the U.S., including various state and local returns, and in other foreign jurisdictions. We believe adequate provision has been made for all income tax uncertainties. The Company is routinely audited by taxing authorities in its filing jurisdictions, and a number of these audits are currently underway. The Company believes that within the next twelve months uncertain tax positions may be resolved and statutes of limitations will expire, which could result in a decrease in the gross amount of unrecognized tax benefits of approximately zero to $11.9 million.

Earnings from Continuing Operations

Earnings from continuing operations for the three months ended June 30, 2019 increased 19.0% to $198.1 million, or $1.35 diluted earnings per share, from $166.5 million, or $1.08 diluted earnings per share, from the comparable period. The increase in earnings from continuing operations was mainly attributable to pricing initiatives, volume leverage, productivity actions and benefits from rightsizing actions. These benefits were partially offset by increased material costs, as well as unfavorable business and regional mix and unfavorable foreign currency translation.

Earnings from continuing operations for the six months ended June 30, 2019 increased 10.1% to $303.8 million, or $2.07 diluted earnings per share, from $275.9 million, or $1.77 diluted earnings per share from the comparable period. Excluding the $46.9 million loss on sale of assets held for sale for Finder, earnings from continuing operations increased by $350.7 million or 27.1% or $2.39 diluted earnings per share. This increase in earnings from continuing operations was principally attributable to pricing initiatives, volume leverage, productivity actions and benefits from rightsizing actions started in 2018. These benefits were partially offset by increased material costs, as well as unfavorable business and regional mix and unfavorable foreign currency translation.

Discontinued Operations

For the three and six months ended June 30, 2019, there were no earnings or losses presented as discontinued operations.

For the three and six months ended June 30, 2018, the historical results of Apergy were presented as discontinued operations as the spin-off on May 9, 2018 represented a strategic shift in operations with a major impact on our operations and financial results. For the three and six months ended June 30, 2018, losses from discontinued operations were $26.5 million and $4.5 million, respectively, which included costs incurred by Dover to complete the spin-off of Apergy amounting to $34.6 million and $46.4 million, respectively.

SEGMENT RESULTS OF OPERATIONS

The summary that follows provides a discussion of the results of operations of each of our three reportable operating segments (Engineered Systems, Fluids, and Refrigeration & Food Equipment). Each of these segments is comprised of various product and service offerings that serve multiple end markets. See Note 18 —Segment Information in the Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q for a reconciliation of segment revenue, earnings and margin to our consolidated revenue, earnings from continuing operations and margin. For further information, see "Non-GAAP Disclosures" at the end of this Item 2.

Engineered Systems
Our Engineered Systems segment is comprised of two platforms, Printing & Identification and Industrials, and is focused on the design, manufacture and service of critical equipment and components serving the fast-moving consumer goods, digital textile printing, vehicle service, environmental solutions and industrial end markets.

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2019	2018	% Change	2019	2018	% Change
Revenue:
Printing & Identification	$278,813	$299,834	(7.0)%	$560,899	$582,356	(3.7)%
Industrials	417,688	403,155	3.6%	822,793	792,259	3.9%
Total	$696,501	$702,989	(0.9)%	$1,383,692	$1,374,615	0.7%

Segment earnings	$131,770	$126,649	4.0%	$254,844	$228,715	11.4%
Segment margin	18.9%	18.0%		18.4%	16.6%

Segment EBITDA	$149,635	$145,852	2.6%	$290,504	$267,157	8.7%
Segment EBITDA margin	21.5%	20.7%		21.0%	19.4%

Other measures:
Depreciation and amortization	$17,865	$19,203	(7.0)%	$35,660	$38,442	(7.2)%

Bookings:
Printing & Identification	$276,402	$306,770	(9.9)%	$557,060	$591,207	(5.8)%
Industrials	385,181	412,780	(6.7)%	799,967	879,502	(9.0)%
	$661,583	$719,550	(8.1)%	$1,357,027	$1,470,709	(7.7)%
Backlog:
Printing & Identification				$119,967	$137,019	(12.4)%
Industrials				414,996	372,525	11.4%
				$534,963	$509,544	5.0%

Components of revenue (decline) growth:
Organic growth			1.7%			3.7%
Foreign currency translation			(2.6)%			(3.0)%
			(0.9)%			0.7%

Second Quarter 2019 Compared to the Second Quarter 2018

Engineered Systems revenue for the second quarter of 2019 decreased $6.5 million, or 0.9%, as compared to the second quarter of 2018, comprised of organic growth of 1.7% offset by an unfavorable impact from foreign currency translation of 2.6%. Customer pricing favorably impacted revenue by approximately 1.9% in the second quarter of 2019.

•Printing & Identification revenue (representing 40.0% of segment revenue) decreased $21.0 million, or 7.0%, as compared to the prior year quarter. The decrease was primarily driven by an organic revenue decline of 3.2% along with an unfavorable impact from foreign currency translation of 3.8%. The organic revenue decline was a result of expected lower volumes in digital printing due to reduced activity ahead of a major industry trade show partially offset by growth in marking and coding.

•Industrials revenue (representing 60.0% of segment revenue) increased $14.5 million, or 3.6%, as compared to the prior year quarter. The increase was primarily driven by organic revenue growth of 5.3% partially offset by an unfavorable impact of foreign currency translation of 1.7%. Organic revenue growth was driven principally by strong activity in refuse truck and digital solutions product lines in our environmental solutions business, as well as growth in our vehicle service business, partially offset by challenging conditions for our industrial clamp business and timing of shipments at our defense business.

Engineered Systems segment earnings increased $5.1 million, or 4.0%, compared to the second quarter of 2018. This increase was primarily driven by pricing actions and productivity initiatives including the benefits from rightsizing actions and cost reduction initiatives across both platforms. These benefits more than offset increases in material costs, driven by U.S. Section 232 tariffs, most notably commodity cost increases impacting steel, U.S. Section 301 tariffs, unfavorable foreign currency translation, and the non-recurrence of a net benefit from an earn-out reversal in the prior year of $2.8 million related to a previous acquisition. Segment margins increased 90 basis points to 18.9% from 18.0% as compared to the prior year quarter.

Bookings decreased 8.1% for the segment, including an organic decline of 5.5% and an unfavorable impact of 2.6% from foreign currency translation. Our Printing & Identification bookings decreased 9.9% compared to the prior year quarter, with an organic decline of 6.1% primarily due to expected slower activity ahead of a major trade show in our digital printing business and also due to reduced activity in Asia in marking and coding, along with the impact from unfavorable foreign currency translation of 3.8%. Bookings in our Industrials platform decreased 6.7%, compared to the prior year quarter, resulting in an organic decline of 5.0% as our environmental solutions business continued to ship products against record customer bookings from 2018 and some industrial businesses saw slower activity in Europe, along with the unfavorable impact of foreign currency translation of 1.7%. Segment book-to-bill was 0.95.

Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018

Engineered Systems revenue for the six months ended June 30, 2019 increased $9.1 million, or 0.7%, compared to the prior year comparable period. This was comprised of 3.7% organic revenue growth offset by an unfavorable impact from foreign currency translation of 3.0%. Organic revenue growth was driven by strong activity in our environmental solutions business, along with growth in our marking and coding business. Customer pricing favorably impacted revenue by approximately 1.8% for the six months ended June 30, 2019.

Segment earnings for the six months ended June 30, 2019 increased $26.1 million, or 11.4% as compared to the 2018 period. This increase was primarily driven by solid conversion on organic volume growth, favorable pricing and productivity initiatives including the benefits of rightsizing actions and cost reduction initiatives across both platforms. These benefits were partially offset by increases in material costs primarily driven by U.S. Section 232 tariffs, most notably commodity cost increases impacting steel, U.S. Section 301 tariffs, unfavorable foreign currency translation, and the non-recurrence of a net benefit from an earn-out reversal from a previous acquisition in the prior year. Segment margin increased from 16.6% to 18.4% as compared to the prior year quarter.

Fluids
Our Fluids segment, serving the Fueling & Transport, Pumps and Process Solutions end markets, is focused on the safe handling of critical fluids, and providing critical components to the retail fueling, chemical, hygienic, oil and gas, power generation and industrial markets.

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2019	2018	% Change	2019	2018	% Change
Revenue:
Fueling & Transport	$390,586	$363,355	7.5%	$763,636	$682,659	11.9%
Pumps	176,613	173,306	1.9%	354,052	335,615	5.5%
Process Solutions	162,234	157,005	3.3%	314,969	303,490	3.8%
	$729,433	$693,666	5.2%	$1,432,657	$1,321,764	8.4%

Segment earnings (1)	$128,915	$93,028	38.6%	$181,136	$160,376	12.9%
Segment margin (1)	17.7%	13.4%		12.6%	12.1%

Segment EBITDA (2)	$164,061	$128,009	28.2%	$251,708	$229,806	9.5%
Segment EBITDA margin (2)	22.5%	18.5%		17.6%	17.4%

Other measures:
Depreciation and amortization	$35,146	$34,981	0.5%	$70,572	$69,430	1.6%
Bookings	770,091	737,340	4.4%	1,482,947	1,440,801	2.9%
Backlog				564,603	564,959	(0.1)%

Components of revenue growth:
Organic growth			7.5%			11.1%
Acquisitions			2.1%			1.7%
Dispositions			(1.4)%			(0.8)%
Foreign currency translation			(3.0)%			(3.6)%
			5.2%			8.4%
(1) Excluding a loss on assets held for sale for Finder, segment earnings was $228,082 and $160,376 for the six months ended June 30, 2019 and 2018, respectively. Segment margin was 15.9% and 12.1% for the six months ended June 30, 2019 and 2018, respectively.
(2) Excluding a loss on assets held for sale for Finder, segment EBITDA was $298,654 and $229,806 for the six months ended June 30, 2019 and 2018, respectively. Segment EBITDA margin was 20.8% and 17.4% for the six months ended June 30, 2019 and 2018, respectively.

Second Quarter 2019 Compared to the Second Quarter 2018

Fluids revenue for the second quarter of 2019 increased $35.8 million, or 5.2%, comprised of organic growth of 7.5% and acquisition-related growth of 2.1%, partially offset by an unfavorable impact from foreign currency translation of 3.0% and a 1.4% impact from dispositions. Customer pricing favorably impacted revenue by approximately 1.2% in the second quarter of 2019.

•Fueling & Transport revenue (representing 53.5% of segment revenue) increased $27.2 million, or 7.5%, as compared to the prior year quarter. Growth was driven by an 8.3% organic increase primarily due to continued strong international retail fueling activity, specifically in the Asia Pacific region, strong dispenser growth in North America, and the acquisition of Belanger, Inc. ("Belanger"). Transport revenue improved over the prior year and the rail business experienced strong growth, in part, due to softer volumes experienced in the prior year quarter and the continued rebound of aftermarket volumes.

•Pumps revenue (representing 24.2% of segment revenue) increased $3.3 million, or 1.9%, as compared to the prior year quarter. This increase reflects organic growth of 7.4% driven by strong activity in industrial markets, specifically biopharma and thermal management, that continue to trend positively.

•Process Solutions revenue (representing 22.3% of segment revenue) increased $5.2 million, or 3.3%, as compared to the prior year quarter. This revenue increase was driven by organic growth of 5.9% supported by continued strong demand from our original equipment manufacturer ("OEM") customers for rotating equipment components and pump and equipment for plastics and polymer production.

Fluids segment earnings increased $35.9 million, or 38.6%, over the prior year quarter. The increase was driven by pricing initiatives, volume leverage, productivity actions and benefits of selling, general and administrative cost reduction realized. These benefits were partially offset by increased material costs along with unfavorable product and regional mix. Segment margin increased 430 basis points over the prior year quarter.

Overall bookings increased 4.4% as compared to the prior year quarter, driven by an increase of 7.0% principally in our Pumps and Process Solutions end markets. Segment book to bill was 1.06.

Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018

Fluids segment revenue increased $110.9 million, or 8.4%, as compared to the six months ended June 30, 2018, attributable to organic growth of 11.1% and acquisition-related growth of 1.7%, partially offset by an unfavorable impact from foreign currency translation of 3.6% and a 0.8% impact from dispositions. The organic growth was principally driven by Fueling and Transport. Customer pricing favorably impacted revenue by approximately 1.1% for the six months ended June 30, 2019.
Fluids segment earnings increased $20.8 million, or 12.9%, for the six months ended June 30, 2019. Excluding the loss on assets held for sale for Finder in the first quarter, segment earnings increased $67.7 million predominantly driven by pricing initiatives, volume leverage, productivity actions and benefits of selling, general and administrative cost reduction realized. These benefits were partially offset by increased material costs along with unfavorable product and regional mix. Excluding the previously mentioned loss on assets held for sale, segment margin improved 380 basis points over the prior year quarter.

Refrigeration & Food Equipment
Our Refrigeration & Food Equipment segment is a provider of innovative and energy efficient equipment and systems serving the commercial refrigeration and food equipment end markets.

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2019	2018	% Change	2019	2018	% Change
Revenue:
Refrigeration	$313,578	$330,232	(5.0)%	$591,176	$608,887	(2.9)%
Food Equipment	71,896	71,534	0.5%	128,941	131,114	(1.7)%
Total	$385,474	$401,766	(4.1)%	$720,117	$740,001	(2.7)%

Segment earnings	$44,375	$51,372	(13.6)%	$69,182	$80,554	(14.1)%
Segment margin	11.5%	12.8%		9.6%	10.9%

Segment EBITDA	$57,152	$64,896	(11.9)%	$94,970	$107,657	(11.8)%
Segment EBITDA margin	14.8%	16.2%		13.2%	14.5%

Other measures:
Depreciation and amortization	$12,777	$13,524	(5.5)%	$25,788	$27,103	(4.9)%
Bookings	384,365	428,816	(10.4)%	761,363	801,517	(5.0)%
Backlog				310,454	309,440	0.3%

Components of revenue decline:
Organic decline			(2.8)%			(1.2)%
Foreign currency translation			(1.3)%			(1.5)%
			(4.1)%			(2.7)%

Second Quarter 2019 Compared to the Second Quarter 2018

Refrigeration & Food Equipment revenue decreased $16.3 million, or 4.1%, as compared to the second quarter of 2018, reflecting organic revenue decline of 2.8% and an unfavorable impact from foreign currency translation of 1.3%. Customer pricing did not have a significant impact on revenue in the second quarter of 2019.

•Refrigeration revenue (representing 81.3% of segment revenue) decreased $16.7 million, or 5.0%, as compared to the prior year quarter, reflecting an organic revenue decline of 3.5% and an unfavorable impact of foreign currency translation of 1.5%. The organic decline offset growth in the door case product line in commercial refrigeration, and was principally a result of reduced demand for heat exchanger products, most notably in Asia, as well as timing of remodel projects and fewer store openings in commercial refrigeration.
•Food Equipment revenue (representing 18.7% of segment revenue) increased $0.4 million, or 0.5%, as compared to the prior year quarter, reflecting organic growth of 0.4% with modest growth in both our can-shaping equipment and foodservice equipment businesses, with the latter facing a challenging comparison with the same period of 2018 when several store roll-out projects were executed.
Refrigeration & Food Equipment segment earnings decreased $7.0 million, or 13.6%, as compared to the second quarter of 2018. Segment margin decreased to 11.5% from 12.8% in the prior year quarter due to lower volumes in heat exchanger and refrigeration systems, volume ramp costs in the door case product line, as well as an unfavorable impact of foreign exchange, partially offset by improved productivity and benefits from prior year restructuring actions.

Bookings in the second quarter of 2019 decreased 10.4% (organic decline of 10.1%) from the prior year quarter driven by slower activity in some product lines in retail refrigeration as well as continued deferral of projects in our can-shaping equipment business. Segment book to bill for the second quarter of 2019 was 1.00. Backlog increased 0.3% over the prior year quarter due to increases in our heat exchanger and can-shaping equipment businesses.

Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018

Refrigeration & Food Equipment segment revenue decreased $19.9 million, or 2.7%, compared to the six months ended June 30, 2018, reflecting an organic revenue decline of 1.2% and an unfavorable foreign currency translation of 1.5%. The organic revenue decrease for the six months ended June 30, 2019 was driven primarily by softer heat exchanger and U.S. retail refrigeration market activity. Customer pricing did not have a significant impact on revenue for the six months ended June 30, 2019.

Refrigeration & Food Equipment segment earnings decreased $11.4 million, or 14.1%, for the six months ended June 30, 2019, as compared to the prior year period. Segment margin decreased to 9.6% from 10.9% in the prior year period due to reduced volumes and unfavorable business mix, partially offset by improved productivity and benefits from prior year restructuring actions.

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

Cash Flow Summary

The following table is derived from our Condensed Consolidated Statements of Cash Flows:

	Six Months Ended June 30,
Cash Flows from Continuing Operations (in thousands)	2019	2018
Net Cash Flows Provided By (Used In):
Operating activities	$233,233	$174,740
Investing activities	(287,445)	(174,203)
Financing activities	(24,529)	(516,837)

Operating Activities

Cash provided by operating activities for the six months ended June 30, 2019 increased approximately $58.5 million compared to the comparable period in 2018. This increase was primarily driven by higher continuing earnings before the impact of depreciation, amortization and loss on sale of assets. The increase was partially offset by higher investments in working capital of $35.2 million relative to the prior year primarily due to continued higher revenues during the period.

Adjusted Working Capital: We believe adjusted working capital (a non-GAAP measure calculated as accounts receivable, plus inventory, less accounts payable) provides a meaningful measure of our operational results by showing changes caused solely by revenue.

Adjusted Working Capital (dollars in thousands)	June 30, 2019	December 31, 2018
Accounts receivable	$1,288,755	$1,231,859
Inventories	849,266	748,796
Less: Accounts payable	960,432	969,531
Adjusted working capital	$1,177,589	$1,011,124

Adjusted working capital increased from December 31, 2018 by $166.5 million, or 16.5%, to $1.2 billion at June 30, 2019, which reflected an increase of $56.9 million in accounts receivable and an increase of $100.5 million in inventory, partially offset by a decrease in accounts payable of $9.1 million. Excluding acquisitions, dispositions, and the effects of foreign currency translation, adjusted working capital increased by $163.9 million, or 16.2%, for the six months ended June 30, 2019 primarily driven by higher investments in working capital to support strong sales during the period, and, with respect to inventory, to also support anticipated solid shipping activity in the third quarter.

Investing Activities

Cash provided by or used in investing activities generally results from cash outflows for capital expenditures and acquisitions, offset by proceeds from sales of businesses and property, plant and equipment. For the six months ended June 30, 2019 and 2018, we used cash in investing activities of $287.4 million and $174.2 million, respectively, driven mainly by the following factors:

•Acquisitions: During the six months ended June 30, 2019, we acquired Belanger and All-Flo within the Fluids segment, for $175.3 million and $40.0 million, net of cash acquired, respectively. During the six months ended June 30, 2018, we acquired Ettlinger, within the Fluids segment, for $53.2 million, net of cash acquired, and Rosario, within the Refrigeration & Food Equipment segment, for $15.3 million, net of cash acquired.

•Capital spending: Our capital expenditures decreased $5.3 million during the six months ended June 30, 2019 compared to the six months ended June 30, 2018.

•Proceeds from sale of businesses: For the six months ended June 30, 2019, we received proceeds of $24.2 million from the sale of Finder in the second quarter of 2019. For the six months ended June 30, 2018, we generated cash of $2.1 million primarily from the sale of a small business in the fourth quarter of 2017.

We anticipate that capital expenditures and any acquisitions we make through the remainder of 2019 will be funded from available cash and internally generated funds and through the issuance of commercial paper, use of established lines of credit or public or private debt or equity markets, as necessary.

Financing Activities

Our cash flow from financing activities generally relates to the use of cash for the repurchase of our common stock and payments of dividends, offset by net borrowing activity and proceeds from the exercises of share-based awards. For the six months ended June 30, 2019 and 2018, we used cash totaling $24.5 million and $516.8 million, respectively, for financing activities, with the activity primarily attributable to the following:

•Repurchase of common stock: There were no share repurchases during the six months ended June 30, 2019. During the six months ended June 30, 2018, we used $45.0 million to repurchase 440,608 shares under the January 2015 authorization, which expired on January 9, 2018. In February 2018, our Board of Directors approved a new standing share repurchase authorization, whereby we may repurchase up to 20 million shares of our common stock through December 31, 2020. During the six months ended June 30, 2018, we used $700 million to repurchase a variable number of shares through an accelerated share repurchase transaction.

•Long-term debt, commercial paper and notes payable: During the six months ended June 30, 2019, we received net proceeds from commercial paper and notes payable of $137.4 million primarily to fund the acquisitions of Belanger and All-Flo. During the six months ended June 30, 2018, commercial paper and notes payable increased by $53.6 million to partially fund the repayment of the Company's $350.0 million 5.45% notes, which matured on March 15, 2018, offset by a decrease in net borrowings from commercial paper paid down by cash repatriated to the U.S.

•Dividend payments: Dividends paid to shareholders during the six months ended June 30, 2019 totaled $139.7 million as compared to $142.3 million during the same period in 2018. Our dividends paid per common share increased 2.0% to $0.96 during the six months ended June 30, 2019 compared to $0.94 during the same period in 2018. The number of common shares outstanding decreased during the six months ended June 30, 2019 compared to the same period in 2018 as a result of share buyback programs completed in 2018.

•Payments to settle employee tax obligations: Payments to settle tax obligations from the exercise of share based awards remained flat compared to the prior year period.

•Cash received from Apergy, net of cash distributed: In 2018, in connection with the separation of Apergy from Dover, Apergy incurred borrowings to fund a one-time cash payment of $700.0 million to Dover in connection with Dover's contribution to Apergy of stock and assets relating to the businesses spun off with Apergy. Dover received net cash of $689.6 million upon separation, which reflects $10.4 million of cash held by Apergy at the time of distribution and retained by it in in connection with its separation from Dover.

Cash Flows from Discontinued Operations

Our cash flows from discontinued operations for the six months ended June 30, 2018 used $4.4 million. These cash flows reflect the operating results of Apergy prior to its separation during the second quarter. Cash flow used in discontinued operations for the six months ended June 30, 2018 primarily reflects cash payments of spin-off costs of $46.0 million and capital expenditures, partially offset by cash provided by operations of approximately $65.3 million.

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

The following table reconciles our free cash flow to cash flow provided by operating activities:

	Six Months Ended June 30,
Free Cash Flow (dollars in thousands)	2019	2018
Cash flow provided by operating activities	$233,233	$174,740
Less: Capital expenditures	(91,092)	(96,364)
Free cash flow	$142,141	$78,376

Free cash flow as a percentage of revenue	4.0%	2.3%

For the six months ended June 30, 2019, we generated free cash flow of $142.1 million, representing 4.0% of revenue.  Free cash flow for the six months ended June 30, 2019 increased $63.8 million compared to the prior year period, primarily due to higher cash flow provided by operations, as previously noted, as well as lower capital expenditures. The adoption of Accounting Standard Codification Topic 842 - Leases on January 1, 2019 did not did not materially impact free cash flow.

Capitalization

We use commercial paper borrowings for general corporate purposes, including the funding of acquisitions and the repurchase of our common stock. We maintain a $1.0 billion, five-year, unsecured committed revolving credit facility (the "Credit Agreement") with a syndicate of banks which will expire on November 10, 2020. The Credit Agreement is used as liquidity back-up for our commercial paper program. We have not drawn down any loans under the Credit Agreement nor do we anticipate doing so. Under the Credit Agreement, we are required to pay a facility fee and to maintain an interest coverage ratio of consolidated EBITDA to consolidated net interest expense of not less than 3.0 to 1.0. We were in compliance with this covenant and our other long-term debt covenants at June 30, 2019 and had a coverage ratio of 10.0 to 1.0. We are not aware of any potential impairment to our liquidity and expect to remain in compliance with all of our debt covenants.

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

At June 30, 2019, our cash and cash equivalents totaled $321.3 million, of which $292.2 million was held outside the United States. At December 31, 2018, our cash and cash equivalents totaled $396.2 million, of which $247.5 million was held outside the United States. Cash and cash equivalents are invested in highly liquid investment-grade money market instruments and bank deposits with maturities of three months or less. We regularly invest cash in excess of near-term requirements in money market instruments or short-term investments, which consist of investment grade time deposits with original maturity dates at the time of purchase of no greater than three months.

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

Net Debt to Net Capitalization Ratio (dollars in thousands)	June 30, 2019	December 31, 2018
Commercial paper	357,700	220,318
Long-term debt	2,946,493	2,943,660
Total debt	3,304,193	3,163,978
Less: Cash and cash equivalents	(321,326)	(396,221)
Net debt	2,982,867	2,767,757
Add: Stockholders' equity	2,955,271	2,768,666
Net capitalization	$5,938,138	$5,536,423
Net debt to net capitalization	50.2%	50.0%

Our net debt to net capitalization ratio remained flat at June 30, 2019 compared to December 31, 2018. Net debt increased $215.1 million during the period primarily due to an increase in commercial paper. Stockholders' equity increased $186.6 million primarily as a result of higher earnings during the period partially offset by dividends paid.

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

Non-GAAP Disclosures
In an effort to provide investors with additional information regarding our results as determined by GAAP, we also disclose non-GAAP information that we believe provides useful information to investors. Segment EBITDA, segment EBITDA margin, free cash flow, net debt, net capitalization, the net debt to net capitalization ratio, adjusted working capital and organic revenue growth are not financial measures under GAAP and should not be considered as a substitute for cash flows from operating activities, debt or equity, earnings, revenue or working capital as determined in accordance with GAAP, and they may not be comparable to similarly titled measures reported by other companies. We believe that segment EBITDA and segment EBITDA margin are useful to investors and other users of our financial information in evaluating ongoing operating profitability as they exclude the depreciation and amortization expense related primarily to capital expenditures and acquisitions that occurred in prior years, as well as in evaluating operating performance in relation to our competitors. Segment EBITDA is calculated by adding back depreciation and amortization expense to segment earnings, which is the most directly comparable GAAP measure. We do not present segment net income because corporate expenses, interest and taxes are not allocated at a segment level. Segment EBITDA margin is calculated as segment EBITDA divided by segment revenue.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the six months ended June 30, 2019. For a discussion of our exposure to market risk, refer to Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Item 4. Controls and Procedures

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2019.

During the second quarter of 2019, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a.Not applicable.
b.Not applicable.
c.In February 2018, the Company's Board of Directors approved a new standing share repurchase authorization, whereby the Company may repurchase up to 20 million shares of its common stock through December 31, 2020. No share repurchases were made under the February 2018 authorization during the three months ended June 30, 2019. As of June 30, 2019, the number of shares still available for repurchase under the February 2018 share repurchase authorization was 9,703,666.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

3(1)(a)
Fifth Restated Certificate of Incorporation of the Company, filed as Exhibit 3(i)(a) to the Company’s Current Report on Form 8-K filed May 7, 2019 (SEC File No. 001-04018), is incorporated by reference.

31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Brad M. Cerepak.

31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Richard J. Tobin.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Richard J. Tobin and Brad M. Cerepak.

101	The following materials from Dover Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statement of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

DOVER CORPORATION

Date:	July 18, 2019	/s/ Brad M. Cerepak
Brad M. Cerepak
Senior Vice President & Chief Financial Officer
(Principal Financial Officer)

Date:	July 18, 2019	/s/ Ryan W. Paulson
Ryan W. Paulson
Vice President, Controller
(Principal Accounting Officer)