Form 10-Q
period 2019-09-30
DOVER Corp
filed 2019-10-17
CIK 29905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐  No  ☑
The number of shares outstanding of the Registrant’s common stock as of October 10, 2019 was 145,266,386.

Dover Corporation
Form 10-Q

Item 1. Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$1,825,345	$1,747,403	$5,360,808	$5,183,168
Cost of goods and services	1,151,857	1,100,883	3,391,185	3,268,583
Gross profit	673,488	646,520	1,969,623	1,914,585
Selling, general and administrative expenses	390,775	426,445	1,195,875	1,290,246
Loss on assets held for sale	—	—	46,946	—
Operating earnings	282,713	220,075	726,802	624,339
Interest expense	31,410	31,192	94,972	98,957
Interest income	(1,263)	(2,060)	(3,098)	(6,680)
Other income, net	(5,364)	(2,073)	(11,059)	(6,641)
Earnings before provision for income taxes	257,930	193,016	645,987	538,703
Provision for income taxes	51,924	35,711	136,191	105,533
Earnings from continuing operations	206,006	157,305	509,796	433,170
Loss from discontinued operations, net	—	—	—	(4,472)
Net earnings	$206,006	$157,305	$509,796	$428,698

Earnings per share from continuing operations:
Basic	$1.42	$1.07	$3.51	$2.87
Diluted	$1.40	$1.05	$3.47	$2.82
Loss per share from discontinued operations:
Basic	$—	$—	$—	$(0.03)
Diluted	$—	$—	$—	$(0.03)
Net earnings per share:
Basic	$1.42	$1.07	$3.51	$2.84
Diluted	$1.40	$1.05	$3.47	$2.79
Weighted average shares outstanding:
Basic	145,372	147,344	145,276	151,177
Diluted	147,051	149,457	147,053	153,429

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net earnings	$206,006	$157,305	$509,796	$428,698
Other comprehensive (loss) earnings, net of tax
Foreign currency translation adjustments:
Foreign currency translation losses	(50,865)	(13,567)	(41,143)	(26,418)
Reclassification of foreign currency translation losses to earnings	—	—	25,339	—
Total foreign currency translation adjustments	(50,865)	(13,567)	(15,804)	(26,418)
Pension and other post-retirement benefit plans:
Amortization of actuarial losses included in net periodic pension cost	127	402	379	3,409
Amortization of prior service costs included in net periodic pension cost	539	704	1,623	2,699
Total pension and other post-retirement benefit plans	666	1,106	2,002	6,108
Changes in fair value of cash flow hedges:
Unrealized net gains (losses) arising during period	545	(1,449)	(223)	2,019
Net losses (gains) reclassified into earnings	577	364	(69)	(347)
Total cash flow hedges	1,122	(1,085)	(292)	1,672
Other comprehensive loss, net of tax	(49,077)	(13,546)	(14,094)	(18,638)
Comprehensive earnings	$156,929	$143,759	$495,702	$410,060

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$340,532	$396,221
Receivables, net of allowances of $32,340 and $28,469	1,269,150	1,231,859
Inventories	816,563	748,796
Prepaid and other current assets	159,747	126,878
Total current assets	2,585,992	2,503,754
Property, plant and equipment, net	820,582	806,497
Goodwill	3,760,428	3,677,328
Intangible assets, net	1,080,130	1,134,256
Other assets and deferred charges	422,169	243,936
Total assets	$8,669,301	$8,365,771

Liabilities and Stockholders' Equity
Current liabilities:
Notes payable	$182,700	$220,318
Accounts payable	952,708	969,531
Accrued compensation and employee benefits	225,515	212,666
Accrued insurance	101,677	97,600
Other accrued expenses	338,529	313,452
Federal and other income taxes	24,173	13,854
Total current liabilities	1,825,302	1,827,421
Long-term debt	2,908,729	2,943,660
Deferred income taxes	333,886	339,325
Noncurrent income tax payable	54,304	54,304
Other liabilities	529,438	432,395
Stockholders' equity:
Total stockholders' equity	3,017,643	2,768,666
Total liabilities and stockholders' equity	$8,669,301	$8,365,771

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Common stock $1 par value	Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive (loss) earnings	Total stockholders' equity
Balance at June 30, 2019	$258,315	$873,034	$(5,947,562)	$7,979,597	$(208,113)	$2,955,271
Net earnings	—	—	—	206,006	—	206,006
Dividends paid ($0.49 per share)	—	—	—	(71,342)	—	(71,342)
Common stock issued for the exercise of share-based awards	111	(7,913)	—	—	—	(7,802)
Stock-based compensation expense	—	7,876	—	—	—	7,876
Common stock acquired	—	—	(23,280)	—	—	(23,280)
Other comprehensive loss, net of tax	—	—	—	—	(49,077)	(49,077)
Other, net	—	(8)	—	(1)	—	(9)
Balance at September 30, 2019	$258,426	$872,989	$(5,970,842)	$8,114,260	$(257,190)	$3,017,643

	Common stock $1 par value	Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive (loss) earnings	Total stockholders' equity
Balance at June 30, 2018	$257,394	$787,132	$(5,682,016)	$7,657,860	$(179,779)	$2,840,591
Net earnings	—	—	—	157,305	—	157,305
Dividends paid ($0.48 per share)	—	—	—	(70,804)	—	(70,804)
Common stock issued for the exercise of share-based awards	381	(23,622)	—	—	—	(23,241)
Stock-based compensation expense	—	5,443	—	—	—	5,443
Common stock acquired	—	—	(147,794)	—	—	(147,794)
Other comprehensive loss, net of tax	—	—	—	—	(13,546)	(13,546)
Other, net	—	(20)	—	—	—	(20)
Balance at September 30, 2018	$257,775	$768,933	$(5,829,810)	$7,744,361	$(193,325)	$2,747,934

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Common stock $1 par value	Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive (loss) earnings	Total stockholders' equity
Balance at December 31, 2018	$257,822	$886,016	$(5,947,562)	$7,815,486	$(243,096)	$2,768,666
Net earnings	—	—	—	509,796	—	509,796
Dividends paid ($1.45 per share)	—	—	—	(211,072)	—	(211,072)
Common stock issued for the exercise of share-based awards	604	(29,615)	—	—	—	(29,011)
Stock-based compensation expense	—	24,493	—	—	—	24,493
Common stock acquired	—	—	(23,280)	—	—	(23,280)
Other comprehensive loss, net of tax	—	—	—	—	(14,094)	(14,094)
Other, net	—	(7,905)	—	50	—	(7,855)
Balance at September 30, 2019	$258,426	$872,989	$(5,970,842)	$8,114,260	$(257,190)	$3,017,643

	Common stock $1 par value	Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive (loss) earnings	Total stockholders' equity
Balance at December 31, 2017	$256,992	$942,485	$(5,077,039)	$8,455,501	$(194,759)	$4,383,180
Adoption of ASU 2018-02	—	—	—	12,856	(12,856)	—
Cumulative catch-up adjustment related to Adoption of Topic 606	—	—	—	175	—	175
Net earnings	—	—	—	428,698	—	428,698
Dividends paid ($1.42 per share)	—	—	—	(213,126)	—	(213,126)
Separation of Apergy	—	—	—	(939,743)	32,928	(906,815)
Common stock issued for the exercise of share-based awards	783	(45,226)	—	—	—	(44,443)
Stock-based compensation expense	—	16,590	—	—	—	16,590
Common stock acquired	—	(140,000)	(752,771)	—	—	(892,771)
Other comprehensive loss, net of tax	—	—	—	—	(18,638)	(18,638)
Other, net	—	(4,916)	—	—	—	(4,916)
Balance at September 30, 2018	$257,775	$768,933	$(5,829,810)	$7,744,361	$(193,325)	$2,747,934

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Operating Activities:
Net earnings	$509,796	$428,698
Adjustments to reconcile net earnings to cash from operating activities:
Loss from discontinued operations, net	—	4,472
Loss on assets held for sale	46,946	—
Depreciation and amortization	202,294	206,018
Stock-based compensation expense	24,493	15,846
Other, net	(6,107)	(13,946)
Cash effect of changes in assets and liabilities:
Accounts receivable, net	(67,603)	(119,687)
Inventories	(74,412)	(130,351)
Prepaid expenses and other assets	(29,336)	(34,604)
Accounts payable	(3,875)	87,898
Accrued compensation and employee benefits	(5,908)	(17,101)
Accrued expenses and other liabilities	(3,833)	(8,169)
Accrued and deferred taxes, net	(8,357)	(390)
Net cash provided by operating activities	584,098	418,684
Investing Activities:
Additions to property, plant and equipment	(137,276)	(134,556)
Acquisitions, net of cash acquired	(215,687)	(68,557)
Proceeds from sale of property, plant and equipment	2,838	4,681
Proceeds from sale of businesses	24,218	2,069
Other	(10,150)	(13,762)
Net cash used in investing activities	(336,057)	(210,125)
Financing Activities:
Cash received from Apergy, net of cash distributed	—	689,643
Repurchase of common stock	(23,280)	(892,771)
Change in commercial paper and notes payable	(37,650)	67,617
Dividends paid to stockholders	(211,072)	(213,126)
Payments to settle employee tax obligations on exercise of share-based awards	(29,011)	(44,443)
Repayment of long-term debt	—	(350,000)
Other	(1,417)	(6,233)
Net cash used in financing activities	(302,430)	(749,313)
Cash Flows from Discontinued Operations
Net cash provided by operating activities of discontinued operations	—	15,790
Net cash used in investing activities of discontinued operations	—	(23,705)
Net cash used in discontinued operations	—	(7,915)
Effect of exchange rate changes on cash and cash equivalents	(1,300)	3,982
Net decrease in cash and cash equivalents	(55,689)	(544,687)
Cash and cash equivalents at beginning of period	396,221	753,964
Cash and cash equivalents at end of period	$340,532	$209,277

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

On May 9, 2018, the Company completed a pro-rata distribution of the common stock of Apergy Corporation ("Apergy") to the Company's shareholders of record as of the close of business on April 30, 2018. Apergy holds entities conducting upstream energy businesses previously included in the Energy segment. As discussed in Note 5 - Discontinued and Disposed Operations, the Apergy businesses met the criteria to be reported as discontinued operations because the spin-off is a strategic shift in business that has a major effect on the Company's operations and financial results. Therefore, the Company is reporting the historical results of Apergy, including the results of operations and cash flows as discontinued operations for all periods presented herein. Subsequent to the spin-off of Apergy, effective the second quarter of 2018, the Company is aligned into three reportable segments. See Note 18 — Segment Information for additional information regarding the segments, including segment results for the three and nine months ended September 30, 2019 and 2018. Unless otherwise noted, the accompanying Notes to the Consolidated Financial Statements have all been revised to reflect the effect of the separation of Apergy and all prior year balances have been revised accordingly to reflect continuing operations only.

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

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
The following table presents revenue disaggregated by end market and segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Printing & Identification	$287,157	$283,232	$848,056	$865,588
Industrials	414,634	388,302	1,237,427	1,180,561
Total Engineered Systems segment	701,791	671,534	2,085,483	2,046,149
Fueling & Transport	411,769	367,617	1,175,405	1,050,276
Pumps (1)	169,678	167,542	523,730	503,157
Process Solutions	171,599	154,906	486,568	458,396
Total Fluids segment	753,046	690,065	2,185,703	2,011,829
Refrigeration	313,908	328,281	905,084	937,168
Food Equipment	56,427	57,933	185,368	189,047
Total Refrigeration & Food Equipment segment	370,335	386,214	1,090,452	1,126,215
Intra-segment eliminations	173	(410)	(830)	(1,025)
Total Consolidated Revenue	$1,825,345	$1,747,403	$5,360,808	$5,183,168
(1) Finder Pompe S.r.l was sold on April 2, 2019.

The following table presents revenue disaggregated by geography based on the location of the Company's customer:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
United States	$1,002,349	$922,261	$2,883,147	$2,707,470
Europe	376,601	369,479	1,184,520	1,158,891
Asia	229,210	219,645	623,838	633,280
Other Americas	150,257	166,182	466,591	467,523
Other	66,928	69,836	202,712	216,004
Total	$1,825,345	$1,747,403	$5,360,808	$5,183,168

At September 30, 2019, we estimated that $81.6 million in revenue is expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. We expect to recognize approximately 58% of our unsatisfied (or partially unsatisfied) performance obligations as revenue through 2020, with the remaining balance to be recognized in 2021 and thereafter.

The following table provides information about contract assets and contract liabilities from contracts with customers:

	September 30, 2019	December 31, 2018	At Adoption
Contract assets	$13,924	$9,330	$11,932
Contract liabilities - current	39,656	36,461	48,268
Contract liabilities - non-current	9,121	9,382	9,916
The revenue recognized during the nine months ended September 30, 2019 and 2018 that was included in contract liabilities at the beginning of the period amounted to $25,977 and $37,579, respectively.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
4. Acquisitions

2019 Acquisitions

During the nine months ended September 30, 2019, the Company acquired three businesses in separate transactions for total consideration of $216,398, net of cash acquired and including contingent consideration. These businesses were acquired to complement and expand upon existing operations within the Fluids segment. The goodwill recorded as a result of these acquisitions represents the economic benefits expected to be derived from product line expansions and operational synergies. The goodwill is deductible for U.S. income tax purposes for these acquisitions.

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

One other immaterial acquisition was completed during the nine months ended September 30, 2019, which included contingent consideration, within the Fluids segment.

The following presents the preliminary allocation of purchase price to the assets acquired and liabilities assumed, based on their estimated fair values at acquisition date:

Total
Current assets, net of cash acquired	$14,353
Property, plant and equipment	1,030
Goodwill	119,363
Intangible assets	91,980
Other assets and deferred charges	20
Current liabilities	(10,348)
Net assets acquired	$216,398

The amounts assigned to goodwill and major intangible asset classifications were as follows:

	Amount allocated	Useful life (in years)
Goodwill	$119,363	na
Customer intangibles	68,500	9 - 13
Patents	16,000	9
Trademarks	7,480	15
	$211,343

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

Pro Forma Information

The following unaudited pro forma information illustrates the impact of 2019 and 2018 acquisitions on the Company’s revenue and earnings from operations for the three and nine months ended September 30, 2019 and 2018, respectively.
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

The unaudited pro forma effects for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
As reported	$1,825,345	$1,747,403	$5,360,808	$5,183,168
Pro forma	1,825,510	1,764,397	5,369,686	5,233,912
Earnings from continuing operations:
As reported	$206,006	$157,305	$509,796	$433,170
Pro forma	206,091	159,122	512,679	440,603
Basic earnings per share from continuing operations:
As reported	$1.42	$1.07	$3.51	$2.87
Pro forma	1.42	1.08	3.53	2.91
Diluted earnings per share from continuing operations:
As reported	$1.40	$1.05	$3.47	$2.82
Pro forma	1.40	1.06	3.49	2.87

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

There were no dispositions during the nine months ended September 30, 2018.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
Discontinued Operations

There were no discontinued operations for the three and nine months ending September 30, 2019.

In 2018, the Apergy businesses, as discussed in Note 2, met the criteria to be reported as discontinued operations because the spin-off was a strategic shift in business that has a major effect on the Company's operations and financial results. Therefore, the results of discontinued operations for the three and nine months ended September 30, 2018 include the historical results of Apergy prior to its distribution on May 9, 2018. The three and nine months ended September 30, 2018 included costs incurred by Dover to complete the spin-off of Apergy amounting to $0 and $46,384, respectively, reflected in selling, general and administrative expenses in discontinued operations. See Note 2 — Spin-off of Apergy Corporation for further information.

Summarized results of the Company's discontinued operations were as follows:

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Revenue	$—	$403,688
Cost of goods and services	—	254,205
Gross profit	—	149,483
Selling, general and administrative expenses	—	144,114
Operating earnings	—	5,369
Other expense, net	—	349
Earnings from discontinued operations before taxes	—	5,020
Provision for income taxes	—	9,492
Loss from discontinued operations, net of tax	$—	$(4,472)

6. Inventories

	September 30, 2019	December 31, 2018
Raw materials	$470,088	$439,616
Work in progress	169,639	154,878
Finished goods	289,779	265,722
Subtotal	929,506	860,216
Less reserves	(112,943)	(111,420)
Total	$816,563	$748,796

7. Property, Plant and Equipment, net

	September 30, 2019	December 31, 2018
Land	$48,935	$53,623
Buildings and improvements	512,985	529,982
Machinery, equipment and other	1,635,444	1,555,345
Property, plant and equipment, gross	2,197,364	2,138,950
Accumulated depreciation	(1,376,782)	(1,332,453)
Property, plant and equipment, net	$820,582	$806,497

Depreciation expense totaled $32,145 and $32,514 for the three months ended September 30, 2019 and 2018, respectively. For the nine months ended September 30, 2019 and 2018, depreciation expense was $97,364 and $97,625, respectively.

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

The components of lease costs were as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating Lease Costs:
Fixed	$13,557	$38,520
Variable	1,634	5,274
Short-term	3,998	13,736
Total*	$19,189	$57,530
* Finance lease cost and sublease income were immaterial.
Supplemental cash flow information were as follows:

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$13,836	$39,237
Operating cash flows from finance leases	107	326
Financing cash flows from finance leases	490	1,430
Total	$14,433	$40,993
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	9,632	28,566
Finance leases	460	827
Total	$10,092	$29,393

Supplemental balance sheet information related to leases were as follows:

September 30, 2019
Operating Leases:
Right of use assets:
Other assets and deferred charges	$151,655

Lease liabilities:
Other accrued expenses	$41,719
Other liabilities	117,595
Total operating lease liabilities	$159,314

Finance Leases:
Right of use assets:
Property, plant and equipment, net (1)	$8,678

Lease liabilities:
Other accrued expenses	$1,601
Other liabilities	7,939
Total financing lease liabilities	$9,540
(1) Finance lease assets are recorded net of accumulated depreciation of $4,203.

The aggregate future lease payments for operating and finance leases as of September 30, 2019 were as follows:

	Operating	Finance
2019 (excluding the nine months ending September 30, 2019)	$12,410	$523
2020	43,000	2,069
2021	33,983	1,962
2022	24,536	1,651
2023	16,018	1,219
Thereafter	46,931	3,925
Total lease payments	176,878	11,349
Less: Interest	(17,564)	(1,809)
Present value of lease liabilities	$159,314	$9,540

The aggregate future lease payments for operating and capital leases as of December 31, 2018 were as follows:

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

	Operating	Capital
2019	$49,009	$1,802
2020	38,620	1,748
2021	29,396	1,687
2022	21,767	1,392
2023	13,994	952
Thereafter	42,087	3,802
Total	$194,873	$11,383

Average lease terms and discount rates were as follows:

September 30, 2019
Weighted-average remaining lease term (years)
Operating leases	5.8
Finance leases	6.2
Weighted-average discount rate
Operating leases	3.3%
Finance leases	4.2%

9. Goodwill and Other Intangible Assets
The changes in the carrying value of goodwill by reportable operating segments were as follows:

	Engineered Systems	Fluids	Refrigeration & Food Equipment	Total
Balance at December 31, 2018	$1,623,660	$1,507,602	$546,066	$3,677,328
Acquisitions	—	119,363	—	119,363
Disposition of business	—	(4,739)	—	(4,739)
Foreign currency translation	(18,082)	(12,855)	(587)	(31,524)
Balance at September 30, 2019	$1,605,578	$1,609,371	$545,479	$3,760,428

During the nine months ended September 30, 2019, the Company recorded additions of $119,363 to goodwill as a result of the acquisitions with the Fluids segment discussed in Note 4 — Acquisitions. During the nine months ended September 30, 2019, the Company disposed of $4,739 of the Fluids segment goodwill as a result of the sale of a business as discussed in Note 5 — Disposed and Discontinued Operations.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
The Company’s definite-lived and indefinite-lived intangible assets by major asset class were as follows:

	September 30, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Customer intangibles	$1,401,618	$687,947	$713,671	$1,395,742	$645,305	$750,437
Trademarks	216,706	81,503	135,203	214,774	72,305	142,469
Patents	159,291	132,294	26,997	144,302	128,254	16,048
Unpatented technologies	153,528	95,583	57,945	155,380	85,560	69,820
Distributor relationships	81,215	42,137	39,078	82,970	37,943	45,027
Drawings & manuals	27,201	21,586	5,615	31,849	23,273	8,576
Other	21,740	16,739	5,001	21,046	15,835	5,211
Total	2,061,299	1,077,789	983,510	2,046,063	1,008,475	1,037,588
Unamortized intangible assets:
Trademarks	96,620	—	96,620	96,668	—	96,668
Total intangible assets, net	$2,157,919	$1,077,789	$1,080,130	$2,142,731	$1,008,475	$1,134,256

Amortization expense was $34,642 and $35,576, respectively, including acquisition-related intangible amortization of $34,157 and $35,258 for the three months ended September 30, 2019 and 2018, respectively. For the nine months ended September 30, 2019 and 2018, amortization expense was $104,930 and $108,393, respectively, including acquisition-related intangible amortization of $103,531 and $107,092, respectively.

10. Restructuring Activities

The Company's restructuring charges by segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Engineered Systems	$852	$10,637	$3,730	$13,872
Fluids	1,732	10,473	5,128	16,021
Refrigeration & Food Equipment	495	452	2,134	598
Corporate	257	2,639	1,018	5,932
Total	$3,336	$24,201	$12,010	$36,423

These amounts are classified in the Condensed Consolidated Statements of Earnings as follows:
Cost of goods and services	$2,073	$3,586	$4,435	$7,985
Selling, general and administrative expenses	1,263	20,615	7,575	28,438
Total	$3,336	$24,201	$12,010	$36,423

The restructuring expenses of $3,336 and $12,010 incurred during the three and nine months ended September 30, 2019, respectively, were primarily related to two significant rightsizing restructuring programs initiated in 2018 comprised principally of broad-based selling, general and administrative expense reduction and footprint consolidation initiatives designed to increase operating margin, enhance operations and position the Company for sustained growth and investment.

In 2019, the Company expects to incur charges of approximately $9 million related to the selling, general and administrative expense reduction initiatives, $7 million of which was incurred during the nine months ended September 30, 2019 and $2 million of which the Company expects to incur during the remainder of 2019. In 2019 and 2020, the Company expects to incur total restructuring charges of approximately $10 million related to footprint consolidation initiatives, $4 million of which was incurred during the nine months ended September 30, 2019 and $6 million of which the Company expects to incur in the remainder of 2019 through 2020. Additional programs, beyond the scope of the announced programs, are expected to be implemented during 2019 with related restructuring charges.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
The $3,336 of restructuring charges incurred during the third quarter of 2019 primarily included the following items:
•The Engineered Systems segment recorded $852 of restructuring charges related to programs focused on headcount reductions and facility restructuring costs.

•The Fluids segment recorded $1,732 of restructuring charges principally related to headcount reductions.

•The Refrigeration and Food Equipment segment recorded $495 of restructuring expense primarily due to headcount reductions and facility restructuring costs.

•Corporate recorded $257 of restructuring charges primarily related to headcount reductions.

The Company’s severance and exit accrual activities were as follows:

	Severance	Exit		Total
Balance at December 31, 2018	$24,284	$3,880		$28,164
Restructuring charges	8,695	3,315		12,010
Payments	(23,583)	(2,336)		(25,919)
Other, including foreign currency translation	(644)	(2,567)	(1)	(3,211)
Balance at September 30, 2019	$8,752	$2,292		$11,044
(1) Other activity in exit reserves primarily represents the non-cash write-off of certain long-lived assets and inventory in connection with certain facility closures and product exits.

11. Borrowings

Borrowings consisted of the following:

	September 30, 2019	December 31, 2018
Short-term
Commercial paper	$182,700	$220,318
Notes payable	$182,700	$220,318

		Carrying amount (1)
	Principal	September 30, 2019	December 31, 2018
Long-term
2.125% 7-year notes due December 1, 2020 (euro-denominated)	€300,000	$327,726	$339,657
4.30% 10-year notes due March 1, 2021	$450,000	449,477	449,200
3.150% 10-year notes due November 15, 2025	$400,000	395,874	395,368
1.25% 10-year notes due November 9, 2026 (euro-denominated)	€600,000	648,551	672,103
6.65% 30-year debentures due June 1, 2028	$200,000	199,130	199,054
5.375% 30-year debentures due October 15, 2035	$300,000	295,998	295,811
6.60% 30-year notes due March 15, 2038	$250,000	247,911	247,827
5.375% 30-year notes due March 1, 2041	$350,000	344,062	343,877
Other		—	763
Total long-term debt		$2,908,729	$2,943,660
(1) Carrying amount is net of unamortized debt discount and deferred debt issuance costs. Total unamortized debt discounts were
$14.5 million and $15.8 million as of September 30, 2019 and December 31, 2018, respectively. Total deferred debt issuance costs were $11.6 million and $13.0 million as of September 30, 2019 and December 31, 2018, respectively.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
As of September 30, 2019, the Company maintained a $1.0 billion five-year unsecured revolving credit facility (the "Credit Agreement") with a syndicate of banks which expires on November 10, 2020. The Company was in compliance with all covenants in the Credit Agreement and other long-term debt covenants at September 30, 2019 and had an interest coverage ratio of consolidated EBITDA to consolidated net interest expense of 10.5 to 1.0. The Company uses the Credit Agreement as liquidity back-up for its commercial paper program and has not drawn down any loans under the Credit Agreement and does not anticipate doing so. The Company generally uses commercial paper borrowings for general corporate purposes, funding of acquisitions and repurchases of its common stock. On October 4, 2019, the Company entered into a new credit facility and terminated the Credit Agreement, as discussed in Note 22 — Subsequent Events.

As of September 30, 2019, the Company had approximately $145.5 million outstanding in letters of credit, surety bonds, and performance and other guarantees which expire on various dates through 2028. These letters of credit and bonds are primarily issued as security for insurance, warranty and other performance obligations. In general, we would only be liable for the amount of these guarantees in the event of default in the performance of our obligations.

12. Financial Instruments

Derivatives

The Company is exposed to market risk for changes in foreign currency exchange rates due to the global nature of its operations and certain commodity risks. In order to manage these risks, the Company has hedged portions of its forecasted sales and purchases to occur within the next twelve months that are denominated in non-functional currencies, with currency forward contracts designated as cash flow hedges. At September 30, 2019 and December 31, 2018, the Company had contracts with total notional amounts of $182,722 and $193,649, respectively, to exchange currencies, principally the Pound Sterling, Euro, Swedish Krona, Chinese Yuan, Canadian Dollar, and Swiss Franc. The Company believes it is probable that all forecasted cash flow transactions will occur.

In addition, the Company had outstanding contracts with a total notional amount of $88,599 and $66,906 as of September 30, 2019 and December 31, 2018, respectively, that are not designated as hedging instruments. These instruments are used to reduce the Company's exposure for operating receivables and payables that are denominated in non-functional currencies. Gains and losses on these contracts are recorded in other income, net in the Condensed Consolidated Statements of Earnings.

The following table sets forth the fair values of derivative instruments held by the Company as of September 30, 2019 and December 31, 2018 and the balance sheet lines in which they are recorded:

	Fair Value Asset (Liability)
	September 30, 2019	December 31, 2018	Balance Sheet Caption
Foreign currency forward	$2,052	$1,874	Prepaid / Other current assets
Foreign currency forward	(1,454)	(1,165)	Other accrued expenses

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

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
Amounts recognized in other comprehensive earnings for the gains (losses) on net investment hedges were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Gain (loss) on euro-denominated debt	$37,783	$(6,155)	$36,630	$7,734
Tax (expense) benefit	(7,934)	1,293	(7,692)	(1,624)
Net gain (loss) on net investment hedges, net of tax	$29,849	$(4,862)	$28,938	$6,110

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

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
	Level 2	Level 2
Assets:
Foreign currency cash flow hedges	$2,052	$1,874
Liabilities:
Foreign currency cash flow hedges	1,454	1,165

In addition to fair value disclosure requirements related to financial instruments carried at fair value, accounting standards require interim disclosures regarding the fair value of all of the Company’s financial instruments.

The estimated fair value of long-term debt, net at September 30, 2019 and December 31, 2018, was $3,296,860 and $3,132,330, respectively. The estimated fair value of long-term debt is based on quoted market prices for similar instruments and is, therefore, classified as Level 2 within the fair value hierarchy.

The carrying values of cash and cash equivalents, trade receivables, accounts payable and notes payable are reasonable estimates of their fair values as of September 30, 2019, and December 31, 2018 due to the short-term nature of these instruments.

13. Income Taxes

The effective tax rates for the three months ended September 30, 2019 and 2018 were 20.1% and 18.5%, respectively. The increase in the effective tax rate for the three months ended September 30, 2019 relative to the prior comparable period was principally due to a higher benefit from the impact of discrete tax items in the prior period.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
The effective tax rates for the nine months ended September 30, 2019 and 2018 were 21.1% and 19.6%, respectively. The increase in the effective tax rate for the nine months ended September 30, 2019 relative to the prior comparable period is primarily driven by the exclusion of capital losses on the sale of Finder under local tax law partially offset by the impact of changes in tax law and the impact of other discrete tax items.

The discrete items for the three months ended September 30, 2019 primarily resulted from the net tax benefit from stock exercises and favorable audit settlements. The discrete items for the three months ended September 30, 2018 were driven by the net tax benefit from stock exercises. The discrete items for the nine months ended September 30, 2019 primarily resulted from the benefit of stock exercises and favorable audit settlements partially offset by the exclusion of capital losses on the sale of Finder under local tax law. The discrete items for the nine months ended September 30, 2018 primarily resulted from the benefit of stock exercises and favorable audit settlements.

Dover and its subsidiaries file tax returns in the U.S., including various state and local returns, and in other foreign jurisdictions. We believe adequate provision has been made for all income tax uncertainties. The Company is routinely audited by taxing authorities in its filing jurisdictions, and a number of these audits are currently underway. The Company believes that within the next twelve months uncertain tax positions may be resolved and statutes of limitations will expire, which could result in a decrease in the gross amount of unrecognized tax benefits of approximately zero to $11.5 million.

14. Equity Incentive Program

The Company typically grants equity awards annually at its regularly scheduled first quarter meeting of the Compensation Committee of the Board of Directors. Additionally, in the second quarter of 2018, the Company granted equity awards to its new President and Chief Executive Officer. During the nine months ended September 30, 2019, the Company issued stock-settled appreciation rights ("SARs") covering 615,089 shares, performance share awards of 35,172 and restricted stock units ("RSUs") of 124,929.

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

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
The fair value and average attainment used in determining stock-based compensation cost for the performance shares issued in 2019 and 2018 were as follows for the nine months ended September 30, 2019:

	Performance Shares
	2019	2018
Fair value per share at date of grant	$91.20	$79.75	-	$82.09
Average attainment rate reflected in expense	223.04%	293.36%

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

Stock-based compensation is reported within selling, general and administrative expenses of continuing operations in the Condensed Consolidated Statements of Earnings. The following table summarizes the Company’s compensation expense relating to all stock-based incentive plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Pre-tax stock-based compensation expense (continuing)	$7,876	$5,443	$24,493	$15,846
Tax benefit	(489)	(1,207)	(2,035)	(3,520)
Total stock-based compensation expense, net of tax	$7,387	$4,236	$22,458	$12,326

Stock-based compensation expense attributable to Apergy employees for the three and nine months ended September 30, 2018 was $0 and $744, respectively. These costs are reported within earnings from discontinued operations in the Condensed Consolidated Statement of Earnings.

15. Commitments and Contingent Liabilities

Litigation

Certain of the Company’s subsidiaries are involved in legal proceedings relating to the cleanup of waste disposal sites identified under federal and state statutes that provide for the allocation of such costs among "potentially responsible parties." In each instance, the extent of the Company’s liability appears to be very small in relation to the total projected expenditures and the number of other "potentially responsible parties" involved and is anticipated to be immaterial to the Company. In addition, certain of the Company’s subsidiaries are involved in ongoing remedial activities at certain current and former plant sites, in cooperation with regulatory agencies, and appropriate reserves have been established. At September 30, 2019 and December 31, 2018, the Company has reserves totaling $30,926 and $31,797, respectively, for environmental and other matters, including private party claims for exposure to hazardous substances that are probable and estimable.

The Company and certain of its subsidiaries are also parties to a number of other legal proceedings incidental to their businesses. These proceedings primarily involve claims by private parties alleging injury arising out of use of the Company’s products, patent infringement, employment matters, and commercial disputes. Management and legal counsel, at least quarterly, review the probable outcome of such proceedings, the costs and expenses reasonably expected to be incurred and currently accrued to-date, and the availability and extent of insurance coverage. The Company has reserves for legal matters that are probable and estimable and not otherwise covered by insurance, and at September 30, 2019 and December 31, 2018, these reserves were not significant. While it is not possible at this time to predict the outcome of these legal actions, in the opinion of management, based on the aforementioned reviews, the Company is not currently involved in any legal proceedings which, individually or in the aggregate, could have a material effect on its financial position, results of operations, or cash flows.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
Warranty Accruals

Estimated warranty program claims are provided for at the time of sale of the Company's products. Amounts provided for are based on historical costs and adjusted for new claims and are included within other accrued expenses and other liabilities in the Condensed Consolidated Balance Sheet. The changes in the carrying amount of product warranties through September 30, 2019 and 2018, were as follows:

	2019	2018
Beginning Balance, December 31 of the Prior Year	$50,073	$59,403
Provision for warranties	46,123	46,076
Settlements made	(46,406)	(50,110)
Other adjustments, including acquisitions and currency translation	(1,609)	(770)
Ending Balance, September 30	$48,181	$54,599

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

Qualified Defined Benefits

	Three Months Ended September 30,				Nine Months Ended September 30,
	U.S. Plan		Non-U.S. Plans		U.S. Plan		Non-U.S. Plans
	2019	2018	2019	2018	2019	2018	2019	2018
Service cost	$1,754	$1,861	$1,429	$1,054	$5,262	$7,148	$4,265	$4,165
Interest cost	4,756	5,236	1,193	1,098	14,269	15,491	3,641	3,819
Expected return on plan assets	(8,534)	(9,518)	(1,538)	(1,710)	(25,602)	(29,474)	(4,664)	(5,838)
Amortization:
Prior service cost (credit)	76	69	(102)	(112)	227	495	(298)	(338)
Recognized actuarial loss	—	150	763	673	—	2,951	2,288	2,258
Transition obligation	—	—	—	—	—	—	—	2
Net periodic (income) expense	$(1,948)	$(2,202)	$1,745	$1,003	$(5,844)	$(3,389)	$5,232	$4,068
Less: Discontinued operations	—	—	—	—	—	950	—	247
Net periodic (income) expense - Continuing operations	$(1,948)	$(2,202)	$1,745	$1,003	$(5,844)	$(4,339)	$5,232	$3,821

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
Non-Qualified Supplemental Benefits

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Service cost	$486	$635	$1,457	$1,990
Interest cost	668	751	2,003	2,452
Amortization:
Prior service cost	703	931	2,109	3,245
Recognized actuarial gain	(570)	(298)	(1,710)	(834)
Net periodic expense	$1,287	$2,019	$3,859	$6,853
Less: Discontinued operations	—	—	—	351
Net periodic expense - Continuing operations	$1,287	$2,019	$3,859	$6,502

Post-Retirement Benefit Plans

The Company also maintains post-retirement benefit plans, although these plans are closed to new entrants. The supplemental and post-retirement benefit plans are supported by the general assets of the Company. The following table sets forth the components of the Company’s net periodic expense relating to its post-retirement benefit plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Service cost	$5	$8	$15	$23
Interest cost	78	73	234	218
Amortization:
Prior service cost	3	3	10	10
Recognized actuarial gain	(17)	(8)	(52)	(23)
Net periodic expense	$69	$76	$207	$228

The total amount amortized out of accumulated other comprehensive earnings into net periodic pension and post-retirement expense totaled $856 and $1,407 for the three months ended September 30, 2019 and 2018, respectively, and $2,574 and $7,765 for the nine months ended September 30, 2019 and 2018, respectively.

Defined Contribution Retirement Plans

The Company also offers defined contribution retirement plans which cover the majority of its U.S. employees, as well as employees in certain other countries. The Company’s expense relating to defined contribution plans were $12,188, and $11,230 for the three months ended September 30, 2019 and 2018, respectively, and $38,340 and $35,243 for the nine months ended September 30, 2019 and 2018.

17. Other Comprehensive Earnings

The amounts recognized in other comprehensive (loss) earnings were as follows:

	Three Months Ended			Three Months Ended
	September 30, 2019			September 30, 2018
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$(42,931)	$(7,934)	$(50,865)	$(14,860)	$1,293	$(13,567)
Pension and other post-retirement benefit plans	856	(190)	666	1,407	(301)	1,106
Changes in fair value of cash flow hedges	1,419	(297)	1,122	(1,374)	289	(1,085)
Total other comprehensive (loss) earnings	$(40,656)	$(8,421)	$(49,077)	$(14,827)	$1,281	$(13,546)

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

	Nine Months Ended			Nine Months Ended
	September 30, 2019			September 30, 2018
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$(8,112)	$(7,692)	$(15,804)	$(24,794)	$(1,624)	$(26,418)
Pension and other post-retirement benefit plans	2,574	(572)	2,002	7,765	(1,657)	6,108
Changes in fair value of cash flow hedges	(368)	76	(292)	2,116	(444)	1,672
Total other comprehensive earnings (loss)	$(5,906)	$(8,188)	$(14,094)	$(14,913)	$(3,725)	$(18,638)

Total comprehensive earnings were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net earnings	$206,006	$157,305	$509,796	$428,698
Other comprehensive loss	(49,077)	(13,546)	(14,094)	(18,638)
Comprehensive earnings	$156,929	$143,759	$495,702	$410,060

Amounts reclassified from accumulated other comprehensive loss to earnings during the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Foreign currency translation:
Reclassification of foreign currency translation losses to earnings for assets held for sale	$—	$—	$25,339	$—
Tax benefit	—	—	—	—
Net of tax	$—	$—	$25,339	$—
Pension and other postretirement benefit plans:
Amortization of actuarial losses	$176	$517	$526	$4,354
Amortization of prior service costs	680	890	2,048	3,411
Total before tax	856	1,407	2,574	7,765
Tax benefit	(190)	(301)	(572)	(1,657)
Net of tax	$666	$1,106	$2,002	$6,108
Cash flow hedges:
Net losses (gains) reclassified into earnings	$730	$460	$(85)	$(439)
Tax (benefit) provision	(153)	(96)	16	92
Net of tax	$577	$364	$(69)	$(347)

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

Segment financial information and a reconciliation of segment results to consolidated results was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Engineered Systems	$701,791	$671,534	$2,085,483	$2,046,149
Fluids	753,046	690,065	2,185,703	2,011,829
Refrigeration & Food Equipment	370,335	386,214	1,090,452	1,126,215
Intra-segment eliminations	173	(410)	(830)	(1,025)
Total consolidated revenue	$1,825,345	$1,747,403	$5,360,808	$5,183,168
Earnings from continuing operations:
Segment earnings: (1)
Engineered Systems	$136,022	$108,714	$390,866	$337,429
Fluids (2)	145,502	101,207	326,638	261,583
Refrigeration & Food Equipment	35,211	42,434	104,393	122,988
Total segment earnings	316,735	252,355	821,897	722,000
Corporate expense / other (3)	28,658	30,207	84,036	91,020
Interest expense	31,410	31,192	94,972	98,957
Interest income	(1,263)	(2,060)	(3,098)	(6,680)
Earnings before provision for income taxes and discontinued operations	257,930	193,016	645,987	538,703
Provision for income taxes	51,924	35,711	136,191	105,533
Earnings from continuing operations	$206,006	$157,305	$509,796	$433,170
(1) Segment earnings includes non-operating income and expense directly attributable to the segments.
(2) The nine months ended September 30, 2019 includes a $46,946 loss on assets held for sale for Finder. Excluding this loss, Fluids segment earnings was $373,584.
(3) Certain expenses are maintained at the corporate level and not allocated to the segments. These expenses include executive and functional compensation costs, non-service pension costs, non-operating insurance expenses, shared business services overhead costs and various administrative expenses relating to the corporate headquarters.

Effective October 1, 2019, the Company changed its reportable segments from three to five, as discussed in Note 22 — Subsequent Events.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
19. Share Repurchases

The Company's prior January 2015 share repurchase authorization expired on January 9, 2018. From January 1 to January 9, 2018, the Company repurchased 440,608 shares of common stock at a total cost of $44,977, or $102.08 per share. There were 5,271,168 shares available for repurchase under this authorization upon expiration.

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

During the three and nine months ended September 30, 2019 and 2018, under the February 2018 authorization, exclusive of the ASR agreement, the Company repurchased 261,807 and 1,729,048 shares of common stock at a total cost of $23,280 and$147,793, or $88.92 and $85.48 per share, respectively.

As of September 30, 2019, 9,441,859 shares remain authorized for repurchase under the February 2018 share repurchase authorization.

20. Earnings per Share

The following table sets forth a reconciliation of the information used in computing basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Earnings from continuing operations	$206,006	$157,305	$509,796	$433,170
Loss from discontinued operations, net	—	—	—	(4,472)
Net earnings	$206,006	$157,305	$509,796	$428,698
Basic earnings (loss) per common share:
Earnings from continuing operations	$1.42	$1.07	$3.51	$2.87
Loss from discontinued operations, net	$—	$—	$—	$(0.03)
Net earnings	$1.42	$1.07	$3.51	$2.84

Weighted average shares outstanding	145,372,000	147,344,000	145,276,000	151,177,000
Diluted earnings (loss) per common share:
Earnings from continuing operations	$1.40	$1.05	$3.47	$2.82
Loss from discontinued operations, net	$—	$—	$—	$(0.03)
Net earnings	$1.40	$1.05	$3.47	$2.79

Weighted average shares outstanding	147,051,000	149,457,000	147,053,000	153,429,000

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
The following table is a reconciliation of the share amounts used in computing earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Weighted average shares outstanding - Basic	145,372,000	147,344,000	145,276,000	151,177,000
Dilutive effect of assumed exercise of SARs and vesting of performance shares and RSUs	1,679,000	2,113,000	1,777,000	2,252,000
Weighted average shares outstanding - Diluted	147,051,000	149,457,000	147,053,000	153,429,000

Diluted earnings per share amounts are computed using the weighted average number of common shares outstanding and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of SARs and vesting of performance shares and RSUs, as determined using the treasury stock method.

The weighted average number of anti-dilutive potential common shares excluded from the calculation above were approximately 28,000 and 10,000 for the three months ended September 30, 2019 and 2018, respectively, and 9,000 and 1,000 for the nine months ended September 30, 2019 and 2018, respectively.

21. Recent Accounting Pronouncements

Recently Issued Accounting Standards

The following standards, issued by the Financial Accounting Standards Board ("FASB"), will, or are expected to, result in a change in practice and/or have a financial impact to the Company’s Consolidated Financial Statements:

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. The guidance is effective for interim and annual periods for the Company on January 1, 2020. Management is in the process of its assessment of the impact of the new standard on the Company’s Consolidated Financial Statements. Currently, the Company believes that the most notable impact of this ASU may relate to its processes around the assessment of the adequacy of its allowance for doubtful accounts on trade accounts receivable and the recognition of credit losses. Management does not expect this update to have a material impact to the Company's Consolidated Financial Statements.

Recently Adopted Accounting Standards

In July 2019, the FASB issued ASU 2019-07, Codification Updates to SEC Sections. This ASU amends various SEC paragraphs pursuant to the issuance of SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization. One of the changes in the ASU requires a presentation of changes in stockholders’ equity in the form of a reconciliation, either as a separate financial statement or in the notes to the financial statements, for the current and comparative year-to-date interim periods. The Company presented changes in stockholders' equity as separate financial statements for the current and comparative year-to-date interim periods beginning on January 1, 2019. The additional elements of the ASU did not have a material impact on the Company's Consolidated Financial Statements. This guidance was effective immediately upon issuance.

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

22. Subsequent Events

Effective October 1, 2019, the Company transitioned from a three-segment to a five-segment structure as a result of a change to its internal organization. This new structure will increase management efficiency and better align the Company’s operations with its strategic initiatives and capital allocation priorities across its businesses. The five reportable segments are as follows:
•Engineered Products
•Fueling Solutions
•Imaging & Identification
•Pumps & Process Solutions
•Refrigeration & Food Equipment

Beginning with the year ending December 31, 2019, the Company's segment results and disclosures will reflect the new segment structure for all periods presented.

On October 4, 2019, the Company entered into a new $1 billion five-year unsecured revolving credit facility with a syndicate of banks on substantially similar terms as the existing Credit Agreement. The new credit facility replaced the existing $1 billion five-year Credit Agreement, which was terminated by the Company upon execution of the new credit facility. The new credit facility will expire on October 4, 2024.

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

In the third quarter of 2019, revenue was $1.8 billion, which increased $77.9 million, or 4.5%, as compared to the third quarter of 2018. Results were driven by organic revenue growth of 5.6% and acquisition-related revenue growth of 1.0%. This growth was partially offset by an unfavorable impact from foreign currency translation of 1.6% and 0.5% impact due to dispositions.

The 5.6% organic revenue growth was led by 9.8% organic growth in our Fluids segment, reflecting continued robust trading conditions and solid production across the segment. Engineered Systems segment organic revenue increased 6.3%, which was driven by growth in both our Printing & Identification and Industrial platforms. Organic revenue decreased 3.2% in our Refrigeration & Food Equipment segment driven by softer demand activity in our U.S. commercial refrigeration business and heat exchanger business in Asia, partially offset by growth in our can-shaping equipment business.

From a geographic perspective, organic revenue for the U.S., our largest market, Europe, and Asia grew 7%, 8% and 6%, respectively, year over year. U.S. organic growth was driven by strength across our Fluids and Engineered Systems segments, partially offset by the Refrigeration & Food Equipment segment. The growth in Europe was broad-based across all three segments. The growth in Asia was driven by our Fluids and Engineered Systems segments, partially offset by the Refrigeration & Food Equipment segment. Growth in Asia was driven by organic growth of 20% in China, led principally by our retail fueling and process solutions businesses.

During the three months ended September 30, 2019, we continued to execute on our previously announced rightsizing initiatives to further optimize operations. Rightsizing programs in 2019 primarily include: 1) broad-based selling, general and administrative expense reduction initiatives and 2) footprint consolidation actions. These actions resulted in approximately $3.8 million of rightsizing and other related costs in the third quarter of 2019 across our segments as well as at the Corporate level, inclusive of restructuring costs. These rightsizing charges relate to employee reductions and facility restructuring costs. We incurred rightsizing and other related costs of $0.9 million in Engineered Systems, $1.8 million in Fluids, $0.8 million in Refrigeration & Food Equipment and $0.3 million at the Corporate level. These charges were recorded in cost of goods and services and selling, general and administrative expenses in the Condensed Consolidated Statement of Earnings. In 2019 and 2020, we expect to incur total rightsizing and other related charges, inclusive of restructuring costs, of approximately $24 million primarily related to the completion of our selling, general and administrative expense reduction actions and continuation of our footprint consolidation initiatives. We incurred $14 million of charges during the nine months ended September 30, 2019 and expect to incur approximately $6 million during the remainder of 2019 and approximately $4 million in 2020.

Effective October 1, 2019, the Company transitioned from a three-segment to a five-segment structure as a result of a change to its internal organization. This new structure will increase management efficiency and better align the Company’s operations with its strategic initiatives and capital allocation priorities across its businesses. The five reportable segments are as follows:
•Engineered Products
•Fueling Solutions
•Imaging & Identification
•Pumps & Process Solutions
•Refrigeration & Food Equipment

Beginning with the year ending December 31, 2019, the Company's segment results and disclosures will reflect the new segment structure for all periods presented.

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands, except per share data)	2019	2018	% Change	2019	2018	% Change
Revenue	$1,825,345	$1,747,403	4.5%	$5,360,808	$5,183,168	3.4%
Cost of goods and services	1,151,857	1,100,883	4.6%	3,391,185	3,268,583	3.8%
Gross profit	673,488	646,520	4.2%	1,969,623	1,914,585	2.9%
Gross profit margin	36.9%	37.0%	(0.1)	36.7%	36.9%	(0.2)

Selling, general and administrative expenses	390,775	426,445	(8.4)%	1,195,875	1,290,246	(7.3)%
Selling, general and administrative expenses as a percent of revenue	21.4%	24.4%	(3.0)	22.3%	24.9%	(2.6)

Loss on assets held for sale	—	—	nm*	46,946	—	nm*

Interest expense	31,410	31,192	0.7%	94,972	98,957	(4.0)%
Interest income	(1,263)	(2,060)	(38.7)%	(3,098)	(6,680)	(53.6)%
Other income, net	(5,364)	(2,073)	nm*	(11,059)	(6,641)	nm*

Earnings before provision for income taxes and discontinued operations	$257,930	$193,016	33.6%	645,987	538,703	19.9%
Provision for income taxes	51,924	35,711	45.4%	136,191	105,533	29.1%
Effective tax rate	20.1%	18.5%	1.6	21.1%	19.6%	1.5

Earnings from continuing operations	$206,006	$157,305	31.0%	$509,796	$433,170	17.7%
Loss from discontinued operations, net	—	—	nm*	—	(4,472)	nm*
Net earnings	$206,006	$157,305	31.0%	$509,796	$428,698	18.9%
Earnings from continuing operations per common share - diluted	$1.40	$1.05	33.3%	$3.47	$2.82	23.0%
Net earnings per common share - diluted	$1.40	$1.05	33.3%	$3.47	$2.79	24.4%
* nm - not meaningful

Revenue

In the third quarter of 2019, revenue increased $77.9 million, or 4.5%, from the comparable period. Results included organic revenue growth of 5.6% led by our Fluids and Engineered Systems segments and acquisition-related revenue growth of 1.0% from our Fluids segment. This growth was partially offset by an unfavorable impact from foreign currency translation of 1.6% and a 0.5% impact from dispositions within the Fluids segment. Customer pricing favorably impacted revenue by approximately 1.0% in the third quarter of 2019.

Revenue for the nine months ended September 30, 2019 increased $177.6 million, or 3.4%, from the comparable period. The increase primarily reflects organic revenue growth of 5.5%, led by our Fluids and Engineered Systems segments and acquisition-related growth of 0.8% from our Fluids segment. This growth was partially offset by an unfavorable impact from foreign currency translation of 2.5% and a 0.4% impact from dispositions within the Fluids segment. Customer pricing favorably impacted revenue by approximately 1.1% for the nine months ended September 30, 2019.

Gross Profit

Gross profit for the three months ended September 30, 2019 increased $27.0 million, or 4.2%, from the comparable period, primarily due to pricing initiatives and benefits from productivity initiatives and rightsizing actions, partially offset by increased material costs and unfavorable business and regional mix. Gross profit margin remained relatively flat for the three months ended September 30, 2019 from the comparable period.

Gross profit for the nine months ended September 30, 2019 increased $55.0 million, or 2.9%, from the comparable period, primarily due to organic revenue growth of 5.5% and benefits from productivity initiatives and rightsizing actions, partially offset by increased material costs and unfavorable business and regional mix. Gross profit margin decreased by 20 basis points for the nine months ended September 30, 2019 from the comparable period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2019 decreased $35.7 million, or 8.4%, from the comparable period, primarily due to benefits from rightsizing actions started in 2018. As a percentage of revenue, selling, general and administrative expenses decreased 300 basis points to 21.4%, reflecting the leverage of costs on a higher revenue base and the decrease in expenses.

Selling, general and administrative expenses for the nine months ended September 30, 2019 decreased $94.4 million, or 7.3%, from the comparable period, reflecting benefits from rightsizing actions started in 2018. Selling, general and administrative expenses as a percentage of revenue improved 260 basis points as compared to the prior year comparable period.

Research and development costs, including qualifying engineering costs, are expensed when incurred and amounted to $32.1 million and $34.8 million for the three months ended September 30, 2019 and 2018, respectively, and $102.0 million and $106.1 million, for the nine months ended September 30, 2019 and 2018, respectively. These costs as a percent of revenue were 1.8% and 2.0% for the three months ended September 30, 2019 and 2018, respectively, and 1.9% and 2.0% for the nine months ended September 30, 2019 and 2018, respectively.

Loss on assets held for sale

On March 29, 2019, the Company entered into a definitive agreement to sell Finder for total consideration of approximately $23.6 million net of estimated selling costs. As of March 31, 2019, Finder met the criteria to be classified as held for sale and based on the total consideration from the sale, net of selling costs, the Company recorded a loss on the assets held for sale of $46.9 million. The loss was comprised of an impairment on assets held for sale of $21.6 million and foreign currency translation losses reclassified from accumulated other comprehensive losses to current earnings of $25.3 million. The Company subsequently sold Finder on April 2, 2019, which generated total cash proceeds of $24.2 million.

Other income, net

Other income, net for the three months ended September 30, 2019 increased $3.3 million primarily due to increased earnings from our equity method investments and a reduction in foreign currency exchange losses from the remeasurement of foreign currency denominated balances.

Other income, net for the nine months ended September 30, 2019 increased $4.4 million primarily due to increased earnings from our equity method investments and a reduction in foreign currency exchange losses from the remeasurement of foreign currency denominated balances.

Income Taxes

The effective tax rates for the three months ended September 30, 2019 and 2018 were 20.1% and 18.5%, respectively. The increase in the effective tax rate for the three months ended September 30, 2019 relative to the prior comparable period was principally due to a higher benefit from the impact of discrete tax items in the prior period.

The effective tax rates for the nine months ended September 30, 2019 and 2018 were 21.1% and 19.6%, respectively. The increase in the effective tax rate for the nine months ended September 30, 2019 relative to the prior comparable period is primarily driven by the exclusion of capital losses on the sale of Finder under local tax law partially offset by the impact of changes in tax law and the impact of other discrete tax items.

The discrete items for the three months ended September 30, 2019 primarily resulted from the net tax benefit from stock exercises and favorable audit settlements. The discrete items for the three months ended September 30, 2018 were driven by the net tax benefit from stock exercises. The discrete items for the nine months ended September 30, 2019 primarily resulted from the benefit of stock exercises and favorable audit settlements partially offset by the exclusion of capital losses on the sale of Finder under local tax law. The discrete items for the nine months ended September 30, 2018 primarily resulted from the benefit of stock exercises and favorable audit settlements.

Dover and its subsidiaries file tax returns in the U.S., including various state and local returns, and in other foreign jurisdictions. We believe adequate provision has been made for all income tax uncertainties. The Company is routinely audited by taxing authorities in its filing jurisdictions, and a number of these audits are currently underway. The Company believes that within the next twelve months uncertain tax positions may be resolved and statutes of limitations will expire, which could result in a decrease in the gross amount of unrecognized tax benefits of approximately zero to $11.5 million.

Earnings from Continuing Operations

Earnings from continuing operations for the three months ended September 30, 2019 increased 31.0% to $206.0 million, or $1.40 diluted earnings per share, from $157.3 million, or $1.05 diluted earnings per share, from the comparable period. The increase in earnings from continuing operations was mainly attributable to volume leverage, pricing initiatives, productivity actions and benefits from rightsizing actions. These benefits were partially offset by increased material costs, as well as unfavorable business and regional mix.

Earnings from continuing operations for the nine months ended September 30, 2019 increased 17.7% to $509.8 million, or $3.47 diluted earnings per share, from $433.2 million, or $2.82 diluted earnings per share from the comparable period. Excluding the $46.9 million loss on sale of assets held for sale for Finder, earnings from continuing operations increased by $123.5 million or 28.5% or $3.79 diluted earnings per share. This increase in earnings from continuing operations was principally attributable to volume leverage, pricing initiatives, productivity actions and benefits from rightsizing actions. These benefits were partially offset by increased material costs, as well as unfavorable business and regional mix.

Discontinued Operations

For the three and nine months ended September 30, 2019, there were no earnings or losses presented as discontinued operations.

For the three and nine months ended September 30, 2018, the historical results of Apergy were presented as discontinued operations as the spin-off on May 9, 2018 represented a strategic shift in operations with a major impact on our operations and financial results. For the three months ended September 30, 2018, there were no earnings or losses presented as discontinued operations. For the nine months ended September 30, 2018, losses from discontinued operations were $4.5 million which included costs incurred by Dover to complete the spin-off of Apergy amounting to $46.4 million.

SEGMENT RESULTS OF OPERATIONS

The summary that follows provides a discussion of the results of operations of each of our three reportable operating segments (Engineered Systems, Fluids, and Refrigeration & Food Equipment). Each of these segments is comprised of various product and service offerings that serve multiple end markets. See Note 18 — Segment Information in the Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q for a reconciliation of segment revenue, earnings and margin to our consolidated revenue, earnings from continuing operations and margin. For further information, see "Non-GAAP Disclosures" at the end of this Item 2.

Engineered Systems
Our Engineered Systems segment is comprised of two platforms, Printing & Identification and Industrials, and is focused on the design, manufacture and service of critical equipment and components serving the fast-moving consumer goods, digital textile printing, vehicle service, environmental solutions and industrial end markets.

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2019	2018	% Change	2019	2018	% Change
Revenue:
Printing & Identification	$287,157	$283,232	1.4%	$848,056	$865,588	(2.0)%
Industrials	414,634	388,302	6.8%	1,237,427	1,180,561	4.8%
Total	$701,791	$671,534	4.5%	$2,085,483	$2,046,149	1.9%

Segment earnings	$136,022	$108,714	25.1%	$390,866	$337,429	15.8%
Segment margin	19.4%	16.2%		18.7%	16.5%

Segment EBITDA	$153,477	$126,918	20.9%	$443,981	$394,075	12.7%
Segment EBITDA margin	21.9%	18.9%		21.3%	19.3%

Other measures:
Depreciation and amortization	$17,455	$18,204	(4.1)%	$53,115	$56,646	(6.2)%

Bookings:
Printing & Identification	$296,654	$271,367	9.3%	$853,714	$862,574	(1.0)%
Industrials	413,925	390,606	6.0%	1,213,892	1,270,108	(4.4)%
	$710,579	$661,973	7.3%	$2,067,606	$2,132,682	(3.1)%
Backlog:
Printing & Identification				$125,084	$126,609	(1.2)%
Industrials				412,817	367,963	12.2%
				$537,901	$494,572	8.8%

Components of revenue growth:
Organic growth			6.3%			4.5%
Foreign currency translation			(1.8)%			(2.6)%
			4.5%			1.9%

Third Quarter 2019 Compared to the Third Quarter 2018

Engineered Systems revenue for the third quarter of 2019 increased $30.3 million, or 4.5%, as compared to the third quarter of 2018, comprised of organic growth of 6.3% offset by an unfavorable impact from foreign currency translation of 1.8%. Customer pricing favorably impacted revenue by approximately 1.3% in the third quarter of 2019.

•Printing & Identification revenue (representing 40.9% of segment revenue) increased $3.9 million, or 1.4%, as compared to the prior year quarter. The increase was primarily driven by an organic revenue growth of 4.1%, partially offset by an unfavorable impact from foreign currency translation of 2.7%. The organic revenue growth was primarily driven by volume growth in digital printing, resulting from strong activity after a major industry trade show and increasing market demand for digital printing solutions. Organic revenue growth was also driven by our marking and coding business.

•Industrials revenue (representing 59.1% of segment revenue) increased $26.3 million, or 6.8%, as compared to the prior year quarter. The increase was primarily driven by organic revenue growth of 7.8% partially offset by an unfavorable impact of foreign currency translation of 1.0%. Organic revenue growth was driven principally by strong activity in the refuse truck and digital solutions product lines in our environmental solutions business, as well as growth in our vehicle service business.

Engineered Systems segment earnings increased $27.3 million, or 25.1%, compared to the third quarter of 2018. This increase was primarily driven by conversion on volume growth in digital print and refuse trucks, pricing actions, and productivity initiatives including the benefits from rightsizing actions and cost reduction initiatives across both platforms. These benefits more than offset increases in material costs, driven by U.S. Section 232 tariffs, most notably commodity cost increases impacting steel, U.S. Section 301 tariffs, along with unfavorable foreign currency translation. Segment margins increased 320 basis points to 19.4% from 16.2% as compared to the prior year quarter.

Bookings increased 7.3% for the segment, including organic growth of 9.3% partially offset by an unfavorable impact from foreign currency of 2.0%. Our Printing & Identification bookings increased 9.3% compared to the prior year quarter, with an organic increase of 12.3% primarily due to increased order activity in our digital printing business after an industry trade show, partially offset by an unfavorable impact from foreign currency translation of 3.0%. Bookings in our Industrials platform increased 6.0%, with an organic increase of 7.1%, compared to the prior year quarter. This increase was principally driven by strong demand for refuse trucks in our environmental solutions business. This growth was offset by an unfavorable impact from foreign currency translation of 1.2%. Segment book-to-bill was 1.01.

Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018

Engineered Systems revenue for the nine months ended September 30, 2019 increased $39.3 million, or 1.9%, compared to the prior year comparable period. This was comprised of 4.5% organic revenue growth offset by an unfavorable impact from foreign currency translation of 2.6%. Organic revenue growth was driven by strong activity in the refuse truck and digital solutions product lines within our environmental solutions business, continued expansion in our digital printing business and growth in our global marking and coding business, as well as growth in our vehicle service business. Customer pricing favorably impacted revenue by approximately 1.7% for the nine months ended September 30, 2019.

Segment earnings for the nine months ended September 30, 2019 increased $53.4 million, or 15.8% as compared to the 2018 period. This increase was primarily driven by solid conversion on organic volume growth, pricing actions, and productivity initiatives including the benefits of rightsizing actions and cost reduction initiatives across both platforms. These benefits more than offset increases in material costs driven by U.S. Section 232 tariffs, most notably commodity cost increases impacting steel and U.S. Section 301 tariffs, along with unfavorable foreign currency translation. Segment margin increased from 16.5% to 18.7% as compared to the prior year comparable period.

Fluids
Our Fluids segment, serving the Fueling & Transport, Pumps and Process Solutions end markets, is focused on the safe handling of critical fluids, and providing critical components to the retail fueling, chemical, hygienic, oil and gas, power generation and industrial markets.

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2019	2018	% Change	2019	2018	% Change
Revenue:
Fueling & Transport	$411,769	$367,617	12.0%	$1,175,405	$1,050,276	11.9%
Pumps	169,678	167,542	1.3%	523,730	503,157	4.1%
Process Solutions	171,599	154,906	10.8%	486,568	458,396	6.1%
	$753,046	$690,065	9.1%	$2,185,703	$2,011,829	8.6%

Segment earnings (1)	$145,502	$101,207	43.8%	$326,638	$261,583	24.9%
Segment margin (1)	19.3%	14.7%		14.9%	13.0%

Segment EBITDA (2)	$180,264	$136,161	32.4%	$431,972	$365,967	18.0%
Segment EBITDA margin (2)	23.9%	19.7%		19.8%	18.2%

Other measures:
Depreciation and amortization	$34,762	$34,954	(0.5)%	$105,334	$104,384	0.9%
Bookings	780,320	723,996	7.8%	2,263,267	2,164,797	4.5%
Backlog				584,539	588,632	(0.7)%

Components of revenue growth:
Organic growth			9.8%			10.7%
Acquisitions			2.6%			2.0%
Dispositions			(1.3)%			(1.0)%
Foreign currency translation			(2.0)%			(3.1)%
			9.1%			8.6%
(1) Excluding a loss on assets held for sale for Finder, segment earnings was $373,584 and $261,583 for the nine months ended September 30, 2019 and 2018, respectively. Segment margin was 17.1% and 13.0% for the nine months ended September 30, 2019 and 2018, respectively.
(2) Excluding a loss on assets held for sale for Finder, segment EBITDA was $478,918 and $365,967 for the nine months ended September 30, 2019 and 2018, respectively. Segment EBITDA margin was 21.9% and 18.2% for the nine months ended September 30, 2019 and 2018, respectively.

Third Quarter 2019 Compared to the Third Quarter 2018

Fluids revenue for the third quarter of 2019 increased $63.0 million, or 9.1%, comprised of organic growth of 9.8% and acquisition-related growth of 2.6%, partially offset by an unfavorable impact from foreign currency translation of 2.0% and a 1.3% impact from dispositions. Customer pricing favorably impacted revenue by approximately 1.3% in the third quarter of 2019.

•Fueling & Transport revenue (representing 54.7% of segment revenue) increased $44.2 million, or 12.0%, as compared to the prior year quarter. Growth was driven by a 10.7% organic increase primarily due to continued strong demand in the global retail fueling industry, particularly in the US and Europe, and growth in transportation components volume. Growth was also driven by the acquisition of Belanger, Inc. ("Belanger").

•Pumps revenue (representing 22.5% of segment revenue) increased $2.1 million, or 1.3%, as compared to the prior year quarter. This increase reflects organic growth of 5.0% driven by strong activity in industrial, biopharma and thermal management markets.

•Process Solutions revenue (representing 22.8% of segment revenue) increased $16.7 million, or 10.8%, as compared to the prior year quarter. This revenue increase was driven by organic growth of 12.7% supported by continued strong demand from our original equipment manufacturer ("OEM") customers for rotating equipment components, as well as pump and other equipment for plastics and polymer production.

Fluids segment earnings increased $44.3 million, or 43.8%, over the prior year quarter. The increase was driven by volume leverage, pricing initiatives, productivity actions and benefits of selling, general and administrative cost reduction realized. These benefits were partially offset by increased material costs driven by U.S. Section 232 tariffs, U.S. Section 301 tariffs, inflation costs and unfavorable product and regional mix. Segment margin increased 460 basis points over the prior year quarter.

Overall bookings increased 7.8% as compared to the prior year quarter, driven by growth of 17.5% from our Fueling & Transport end market. Segment book to bill was 1.04.

Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018

Fluids segment revenue increased $173.9 million, or 8.6%, as compared to the nine months ended September 30, 2018, attributable to organic growth of 10.7% and acquisition-related growth of 2.0%, partially offset by an unfavorable impact from foreign currency translation of 3.1% and a 1.0% impact from dispositions. All businesses drove organic growth. Customer pricing favorably impacted revenue by approximately 1.1% for the nine months ended September 30, 2019.
Fluids segment earnings increased $65.1 million, or 24.9%, for the nine months ended September 30, 2019. Excluding the loss on assets held for sale for Finder in the first quarter, segment earnings increased $112.0 million predominantly driven by volume leverage, pricing initiatives, productivity actions and acquisitions. These benefits were partially offset by increased material costs driven by U.S. Section 232 tariffs, U.S. Section 301 tariffs, inflation costs, and unfavorable product and regional mix. Excluding the previously mentioned loss on assets held for sale, segment margin improved 410 basis points over the prior year comparable period.

Refrigeration & Food Equipment
Our Refrigeration & Food Equipment segment is a provider of innovative and energy efficient equipment and systems serving the commercial refrigeration and food equipment end markets.

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2019	2018	% Change	2019	2018	% Change
Revenue:
Refrigeration	$313,908	$328,281	(4.4)%	$905,084	$937,168	(3.4)%
Food Equipment	56,427	57,933	(2.6)%	185,368	189,047	(1.9)%
Total	$370,335	$386,214	(4.1)%	$1,090,452	$1,126,215	(3.2)%

Segment earnings	$35,211	$42,434	(17.0)%	$104,393	$122,988	(15.1)%
Segment margin	9.5%	11.0%		9.6%	10.9%

Segment EBITDA	$48,258	$55,967	(13.8)%	$143,228	$163,624	(12.5)%
Segment EBITDA margin	13.0%	14.5%		13.1%	14.5%

Other measures:
Depreciation and amortization	$13,047	$13,533	(3.6)%	$38,835	$40,636	(4.4)%
Bookings	323,422	331,979	(2.6)%	1,084,785	1,133,496	(4.3)%
Backlog				262,870	255,783	2.8%

Components of revenue decline:
Organic decline			(3.2)%			(1.9)%
Foreign currency translation			(0.9)%			(1.3)%
			(4.1)%			(3.2)%

Third Quarter 2019 Compared to the Third Quarter 2018

Refrigeration & Food Equipment revenue decreased $15.9 million, or 4.1%, as compared to the third quarter of 2018, reflecting organic revenue decline of 3.2% and an unfavorable impact from foreign currency translation of 0.9%. Customer pricing did not have a significant impact on revenue in the third quarter of 2019.

•Refrigeration revenue (representing 84.8% of segment revenue) decreased $14.4 million, or 4.4%, as compared to the prior year quarter, reflecting an organic revenue decline of 3.3% and an unfavorable impact of foreign currency translation of 1.1%. Solid store remodel activity drove growth in our core door case product line, which was more than offset by soft demand for commercial refrigeration equipment and shift in timing of several orders, as new store build activity in food retail continues to be slow. The organic decline was also driven by continued weakness in demand for heat exchanger products in Asia.
•Food Equipment revenue (representing 15.2% of segment revenue) decreased $1.5 million, or 2.6%, as compared to the prior year quarter, reflecting an organic decline of 2.8% with growth in our can-shaping equipment business offset by slower activity in our foodservice equipment business due to reduced restaurant chain equipment roll-out programs compared to the prior year.
Refrigeration & Food Equipment segment earnings decreased $7.2 million, or 17.0%, as compared to the third quarter of 2018. Segment margin decreased to 9.5% from 11.0% in the prior year quarter due to reduced overall volume and increased costs associated with facility restructuring, partially offset by benefits from prior year restructuring actions.
Bookings in the third quarter of 2019 decreased 2.6% (organic decline of 2.3%) from the prior year quarter driven primarily by slower activity in retail refrigeration. Segment book to bill for the third quarter of 2019 was 0.87. Backlog increased 2.8% over the prior year quarter due to strengthening demand in our heat exchanger and can-shaping equipment businesses.

Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018

Refrigeration & Food Equipment segment revenue decreased $35.8 million, or 3.2%, compared to the nine months ended September 30, 2018, reflecting an organic revenue decline of 1.9% and an unfavorable foreign currency translation of 1.3%. The organic revenue decrease for the nine months ended September 30, 2019 was driven primarily by softer heat exchanger, retail refrigeration, and foodservice equipment market activity. Customer pricing did not have a significant impact on revenue for the nine months ended September 30, 2019.

Refrigeration & Food Equipment segment earnings decreased $18.6 million, or 15.1%, for the nine months ended September 30, 2019, as compared to the prior year period. Segment margin decreased to 9.6% from 10.9% in the prior year period due to reduced volumes and unfavorable business mix in retail refrigeration and foodservice equipment, partially offset by increased earnings in the can-shaping business as well as improved productivity and benefits from prior year restructuring actions.

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

Cash Flow Summary

The following table is derived from our Condensed Consolidated Statements of Cash Flows:

	Nine Months Ended September 30,
Cash Flows from Continuing Operations (dollars in thousands)	2019	2018
Net Cash Flows Provided By (Used In):
Operating activities	$584,098	$418,684
Investing activities	(336,057)	(210,125)
Financing activities	(302,430)	(749,313)

Operating Activities

Cash provided by operating activities for the nine months ended September 30, 2019 increased approximately $165.4 million compared to the comparable period in 2018. This increase was primarily driven by higher continuing earnings before the impact of depreciation, amortization and loss on sale of assets. The increase was also attributable to improvements in working capital of $16.3 million relative to the prior year.

Adjusted Working Capital: We believe adjusted working capital (a non-GAAP measure calculated as accounts receivable, plus inventory, less accounts payable) provides a meaningful measure of our operational results by showing changes caused solely by revenue.

Adjusted Working Capital (dollars in thousands)	September 30, 2019	December 31, 2018
Accounts receivable	$1,269,150	$1,231,859
Inventories	816,563	748,796
Less: Accounts payable	952,708	969,531
Adjusted working capital	$1,133,005	$1,011,124

Adjusted working capital increased from December 31, 2018 by $121.9 million, or 12.1%, to $1.1 billion at September 30, 2019, which reflected an increase of $37.3 million in accounts receivable, an increase of $67.8 million in inventory, and a decrease in accounts payable of $16.8 million. Excluding acquisitions, dispositions, and the effects of foreign currency translation, adjusted working capital increased by $145.9 million, or 14.4%, for the nine months ended September 30, 2019 primarily driven by increases in working capital to support strong sales during the period, and, with respect to inventory, to also support anticipated shipping activity in the fourth quarter.

Investing Activities

Cash provided by or used in investing activities generally results from cash outflows for capital expenditures and acquisitions, offset by proceeds from sales of businesses and property, plant and equipment. For the nine months ended September 30, 2019 and 2018, we used cash in investing activities of $336.1 million and $210.1 million, respectively, driven mainly by the following factors:

•Acquisitions: During the nine months ended September 30, 2019, we acquired Belanger, All-Flo and an immaterial business within the Fluids segment, for $215.7 million, net of cash acquired, respectively. During the nine months ended September 30, 2018, we acquired Ettlinger, within the Fluids segment, for $53.2 million, net of cash acquired, and Rosario, within the Refrigeration & Food Equipment segment, for $15.3 million, net of cash acquired.

•Capital spending: Our capital expenditures increased $2.7 million during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

•Proceeds from sale of businesses: For the nine months ended September 30, 2019, we received proceeds of $24.2 million from the sale of Finder in the second quarter of 2019. For the nine months ended September 30, 2018, we generated cash of $2.1 million primarily from the sale of a small business in the fourth quarter of 2017.

We anticipate that capital expenditures and any acquisitions we make through the remainder of 2019 will be funded from available cash and internally generated funds and through the issuance of commercial paper, use of established lines of credit or public or private debt or equity markets, as necessary.

Financing Activities

Our cash flow from financing activities generally relates to the use of cash for the repurchase of our common stock and payments of dividends, offset by net borrowing activity. For the nine months ended September 30, 2019 and 2018, we used cash totaling $302.4 million and $749.3 million, respectively, for financing activities, with the activity primarily attributable to the following:

•Repurchase of common stock: During the nine months ended September 30, 2019, we used $23.3 million to repurchase 261,807 shares. During the nine months ended September 30, 2018, we used $45.0 million to repurchase 440,608 shares under the January 2015 authorization, which expired on January 9, 2018 and, under a new share repurchase authorization adopted by the Board of Directors in February 2018, we repurchased 1,729,048 shares of common stock at a total cost of $147.8 million and used $700 million to repurchase a variable number of shares through an accelerated share repurchase transaction.

•Long-term debt, commercial paper and notes payable: During the nine months ended September 30, 2019, we repaid $37.7 million of commercial paper and notes payable. During the nine months ended September 30, 2018, commercial paper and notes payable increased by $67.6 million to partially fund the repayment of the Company's $350.0 million 5.45% notes, which matured on March 15, 2018, offset by a decrease in net borrowings from commercial paper paid down by cash repatriated to the U.S.

•Dividend payments: Dividends paid to shareholders during the nine months ended September 30, 2019 totaled $211.1 million as compared to $213.1 million during the same period in 2018. Our dividends paid per common share increased 2.1% to $1.45 during the nine months ended September 30, 2019 compared to $1.42 during the same period in 2018. The number of common shares outstanding decreased during the nine months ended September 30, 2019 compared to the same period in 2018 as a result of share repurchases completed in 2019 and 2018.

•Payments to settle employee tax obligations: Payments to settle tax obligations from the exercise of share based awards declined $15.4 million compared to the prior year period. The decrease is primarily due to the number of shares exercised as well as a decrease in the average stock price compared to the prior year period.

•Cash received from Apergy, net of cash distributed: In 2018, in connection with the separation of Apergy from Dover, Apergy incurred borrowings to fund a one-time cash payment of $700.0 million to Dover in connection with Dover's contribution to Apergy of stock and assets relating to the businesses spun off with Apergy. Dover received net cash of $689.6 million upon separation, which reflects $10.4 million of cash held by Apergy at the time of distribution and retained by it in connection with its separation from Dover.

Cash Flows from Discontinued Operations

Our cash flows from discontinued operations for the nine months ended September 30, 2018 used $7.9 million. These cash flows reflect the operating results of Apergy prior to its separation during the second quarter of 2018. Cash flow used in discontinued operations for the nine months ended September 30, 2018 primarily reflects cash payments of spin-off costs of $46.0 million and capital expenditures, partially offset by cash provided by operations of approximately $61.8 million.

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

The following table reconciles our free cash flow to cash flow provided by operating activities:

	Nine Months Ended September 30,
Free Cash Flow (dollars in thousands)	2019	2018
Cash flow provided by operating activities	$584,098	$418,684
Less: Capital expenditures	(137,276)	(134,556)
Free cash flow	$446,822	$284,128

Free cash flow as a percentage of revenue	8.3%	5.5%

For the nine months ended September 30, 2019, we generated free cash flow of $446.8 million, representing 8.3% of revenue. Free cash flow for the nine months ended September 30, 2019 increased $162.7 million compared to the prior year period, primarily due to higher cash flow provided by operations, as previously noted, partially offset by higher capital expenditures. The adoption of Accounting Standard Codification Topic 842 - Leases on January 1, 2019 did not did not materially impact free cash flow.

Capitalization

We use commercial paper borrowings for general corporate purposes, including the funding of acquisitions and the repurchase of our common stock. As of September 30, 2019, we maintained a $1.0 billion, five-year, unsecured committed revolving credit facility (the "Credit Agreement") with a syndicate of banks with an expiration date of November 10, 2020. The Credit Agreement is used as liquidity back-up for our commercial paper program. We have not drawn down any loans under the Credit Agreement nor do we anticipate doing so. Under the Credit Agreement, we are required to pay a facility fee and to maintain an interest coverage ratio of consolidated EBITDA to consolidated net interest expense of not less than 3.0 to 1.0. We were in compliance with this covenant and our other long-term debt covenants at September 30, 2019 and had a coverage ratio of 10.5 to 1.0. We are not aware of any potential impairment to our liquidity and expect to remain in compliance with all of our debt covenants.

On October 4, 2019, we entered into a new $1 billion five-year unsecured revolving credit facility with a syndicate of banks on substantially similar terms as the existing Credit Agreement. The new credit facility replaced the existing $1 billion five-year Credit Agreement noted above, which was terminated by the Company upon execution of the new credit facility. The new credit facility will expire on October 4, 2024.

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

At September 30, 2019, our cash and cash equivalents totaled $340.5 million, of which $308.5 million was held outside the United States. At December 31, 2018, our cash and cash equivalents totaled $396.2 million, of which $247.5 million was held outside the United States. Cash and cash equivalents are invested in highly liquid investment-grade money market instruments and bank deposits with maturities of three months or less. We invest any cash in excess of near-term requirements in money market instruments or short-term investments, which consist of investment grade time deposits with original maturity dates at the time of purchase of no greater than three months.

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

Net Debt to Net Capitalization Ratio (dollars in thousands)	September 30, 2019	December 31, 2018
Commercial paper	$182,700	$220,318
Long-term debt	2,908,729	2,943,660
Total debt	3,091,429	3,163,978
Less: Cash and cash equivalents	(340,532)	(396,221)
Net debt	2,750,897	2,767,757
Add: Stockholders' equity	3,017,643	2,768,666
Net capitalization	$5,768,540	$5,536,423
Net debt to net capitalization	47.7%	50.0%

Our net debt to net capitalization ratio decreased to 47.7% at September 30, 2019 compared to 50.0% at December 31, 2018. Net debt decreased $16.9 million during the period primarily due to a decrease in both commercial paper and long-term debt, primarily as a result of foreign currency translation on our euro-denominated debt. Stockholders' equity increased $249.0 million primarily as a result of higher earnings during the period partially offset by dividends paid.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the nine months ended September 30, 2019. For a discussion of our exposure to market risk, refer to Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Item 4. Controls and Procedures

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2019.

During the third quarter of 2019, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a.Not applicable.
b.Not applicable.
c.The table below presents shares of Dover stock that we acquired during the quarter.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs (1)
July 1 to July 31	—	$—	—	9,703,666
August 1 to August 31	261,807	88.92	261,807	9,441,859
September 1 to September 30	—	—	—	9,441,859
For the Third Quarter	261,807	$88.92	261,807	9,441,859

(1) In February 2018, the Company's Board of Directors approved a new standing share repurchase authorization, whereby the Company may repurchase up to 20 million shares of its common stock through December 31, 2020. The Company repurchased 261,807 shares under the February 2018 authorization during the three months ended September 30, 2019. As of September 30, 2019, the number of shares still available for repurchase under the February 2018 share repurchase authorization was 9,441,859.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

3.1
Amended and Restated Bylaws of Dover Corporation (as amended through August 1, 2019), filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed August 2, 2019 (SEC File No. 001-04018), is incorporated by reference.

10.1
Credit Agreement, dated as of October 4, 2019, among Dover Corporation, the Lenders party thereto, the Borrowing Subsidiaries party thereto from time to time and JPMorgan Chase Bank, N.A. as Administrative Agent, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed October 10, 2019 (SEC File No. 001-04018), is incorporated by reference.

31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Brad M. Cerepak.

31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Richard J. Tobin.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Richard J. Tobin and Brad M. Cerepak.

101	The following materials from Dover Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statement of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page formatted in Inline XBRL and contained in Exhibit 101.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

DOVER CORPORATION

Date:	October 17, 2019	/s/ Brad M. Cerepak
Brad M. Cerepak
Senior Vice President & Chief Financial Officer
(Principal Financial Officer)

Date:	October 17, 2019	/s/ Ryan W. Paulson
Ryan W. Paulson
Vice President, Controller
(Principal Accounting Officer)