Form 10-Q
period 2020-03-31
DOVER Corp
filed 2020-04-21
CIK 29905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
or
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

Large Accelerated Filer	☑	Accelerated Filer	☐	Emerging Growth Company	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐  No  ☑
The number of shares outstanding of the Registrant’s common stock as of April 14, 2020 was 143,947,008.

Dover Corporation
Form 10-Q

Item 1. Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue	$1,655,939	$1,724,757
Cost of goods and services	1,043,696	1,101,215
Gross profit	612,243	623,542
Selling, general and administrative expenses	386,941	408,466
Loss on assets held for sale	—	46,946
Operating earnings	225,302	168,130
Interest expense	27,268	31,808
Interest income	(1,183)	(890)
Gain on sale of a business	(6,551)	—
Other income, net	(7,732)	(1,106)
Earnings before provision for income taxes	213,500	138,318
Provision for income taxes	37,221	32,613
Net earnings	$176,279	$105,705

Net earnings per share:
Basic	$1.22	$0.73
Diluted	$1.21	$0.72
Weighted average shares outstanding:
Basic	144,259	145,087
Diluted	145,782	146,911

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net earnings	$176,279	$105,705
Other comprehensive (loss) earnings, net of tax
Foreign currency translation adjustments:
Foreign currency translation (losses) gains	(93,554)	23,700
Reclassification of foreign currency translation losses to earnings	—	25,339
Total foreign currency translation adjustments	(93,554)	49,039
Pension and other post-retirement benefit plans:
Amortization of actuarial losses included in net periodic pension cost	1,669	175
Amortization of prior service costs included in net periodic pension cost	286	572
Total pension and other post-retirement benefit plans	1,955	747
Changes in fair value of cash flow hedges:
Unrealized net (losses) gains arising during period	(5,074)	2,594
Net losses (gains) reclassified into earnings	1,121	(230)
Total cash flow hedges	(3,953)	2,364
Other comprehensive (loss) earnings, net of tax	(95,552)	52,150
Comprehensive earnings	$80,727	$157,855

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$508,907	$397,253
Receivables, net of allowances of $33,901 and $29,381	1,222,154	1,217,190
Inventories	852,075	806,141
Prepaid and other current assets	122,864	127,846
Total current assets	2,706,000	2,548,430
Property, plant and equipment, net	841,813	842,318
Goodwill	3,860,817	3,783,347
Intangible assets, net	1,096,140	1,055,014
Other assets and deferred charges	439,483	440,368
Total assets	$8,944,253	$8,669,477

Liabilities and Stockholders' Equity
Current liabilities:
Notes payable	$500,000	$84,700
Accounts payable	947,006	983,293
Accrued compensation and employee benefits	175,231	226,658
Accrued insurance	99,992	98,432
Other accrued expenses	355,837	339,060
Federal and other income taxes	16,295	17,748
Total current liabilities	2,094,361	1,749,891
Long-term debt	2,963,018	2,985,716
Deferred income taxes	338,586	322,036
Noncurrent income tax payable	52,000	52,000
Other liabilities	515,607	527,174
Stockholders' equity:
Total stockholders' equity	2,980,681	3,032,660
Total liabilities and stockholders' equity	$8,944,253	$8,669,477

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Common stock $1 par value	Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive loss	Total stockholders' equity
Balance at December 31, 2019	$258,552	$869,719	$(6,090,842)	$8,211,257	$(216,026)	$3,032,660
Adoption of ASU 2016-13	—	—	—	(2,112)	—	(2,112)
Net earnings	—	—	—	176,279	—	176,279
Dividends paid ($0.49 per share)	—	—	—	(70,899)	—	(70,899)
Common stock issued for the exercise of share-based awards	193	(10,212)	—	—	—	(10,019)
Stock-based compensation expense	—	3,252	—	—	—	3,252
Common stock acquired	—	—	(52,916)	—	—	(52,916)
Other comprehensive loss, net of tax	—	—	—	—	(95,552)	(95,552)
Other, net	—	(12)	—	—	—	(12)
Balance at March 31, 2020	$258,745	$862,747	$(6,143,758)	$8,314,525	$(311,578)	$2,980,681

	Common stock $1 par value	Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive (loss) earnings	Total stockholders' equity
Balance at December 31, 2018	$257,822	$886,016	$(5,947,562)	$7,815,486	$(243,096)	$2,768,666
Net earnings	—	—	—	105,705	—	105,705
Dividends paid ($0.48 per share)	—	—	—	(69,809)	—	(69,809)
Common stock issued for the exercise of share-based awards	392	(20,000)	—	—	—	(19,608)
Stock-based compensation expense	—	8,182	—	—	—	8,182
Other comprehensive earnings, net of tax	—	—	—	—	52,150	52,150
Other, net	—	(7,833)	—	—	—	(7,833)
Balance at March 31, 2019	$258,214	$866,365	$(5,947,562)	$7,851,382	$(190,946)	$2,837,453

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Operating Activities:
Net earnings	$176,279	$105,705
Adjustments to reconcile net earnings to cash from operating activities:
Loss on assets held for sale	—	46,946
Depreciation and amortization	68,752	67,738
Stock-based compensation expense	3,252	8,182
Gain on sale of a business	(6,551)	—
Other, net	(17,358)	2,363
Cash effect of changes in assets and liabilities:
Accounts receivable, net	(25,313)	(42,252)
Inventories	(61,936)	(73,041)
Prepaid expenses and other assets	(8,654)	(14,921)
Accounts payable	(25,245)	(22,638)
Accrued compensation and employee benefits	(67,247)	(55,559)
Accrued expenses and other liabilities	25,321	(16,107)
Accrued and deferred taxes, net	14,563	18,108
Net cash provided by operating activities	75,863	24,524
Investing Activities:
Additions to property, plant and equipment	(40,172)	(37,122)
Acquisitions, net of cash acquired	(208,421)	(175,083)
Proceeds from sale of property, plant and equipment	1,232	170
Proceeds from sale of businesses	16,850	2,245
Other	—	(7,900)
Net cash used in investing activities	(230,511)	(217,690)
Financing Activities:
Repurchase of common stock	(52,916)	—
Change in commercial paper and notes payable	415,300	125,893
Dividends paid to stockholders	(70,899)	(69,809)
Payments to settle employee tax obligations on exercise of share-based awards	(10,019)	(19,608)
Other	(512)	(409)
Net cash provided by financing activities	280,954	36,067
Effect of exchange rate changes on cash and cash equivalents	(14,652)	3,892
Net increase (decrease) in cash and cash equivalents	111,654	(153,207)
Cash and cash equivalents at beginning of period	397,253	396,221
Cash and cash equivalents at end of period	$508,907	$243,014

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
1. Basis of Presentation

The accompanying unaudited interim Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim periods and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America ("GAAP") for complete financial statements. These unaudited interim Condensed Consolidated Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes for Dover Corporation ("Dover" or the "Company") for the year ended December 31, 2019, included in the Company's Annual Report on Form 10-K filed with the SEC on February 14, 2020. The year end Condensed Consolidated Balance Sheet was derived from audited financial statements. Certain amounts in the prior periods have been reclassified to conform to the current year presentation.

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

2. Revenue

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

Revenue from contracts with customers is disaggregated by segments and geographic location, as it best depicts the nature and amount of the Company’s revenue. See Note 17 — Segment Information for revenue by segment and geographic locations.
At March 31, 2020, we estimated that $156.0 million in revenue is expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. We expect to recognize approximately 81% of our unsatisfied (or partially unsatisfied) performance obligations as revenue through 2021, with the remaining balance to be recognized in 2022 and thereafter.

The following table provides information about contract assets and contract liabilities from contracts with customers:

	March 31, 2020	December 31, 2019	January 1, 2019
Contract assets	$13,841	$14,894	$9,330
Contract liabilities - current	61,508	44,001	36,461
Contract liabilities - non-current	10,363	9,121	9,382

The revenue recognized during the three months ended March 31, 2020 and 2019 that was included in contract liabilities at the beginning of the period amounted to $21,133 and $15,414, respectively.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
3. Acquisitions

2020 Acquisitions

During the three months ended March 31, 2020, the Company acquired two businesses in separate transactions for total consideration of $208,421, net of cash acquired. These businesses were acquired to complement and expand upon existing operations within the Imaging & Identification and Engineered Products segments. The goodwill recorded as a result of these acquisitions represents the economic benefits expected to be derived from product line expansions and operational synergies. Goodwill in the amount of $33,125 is deductible for U.S. income tax purposes and goodwill in the amount of $92,256 is non-deductible for U.S. income tax purposes for these acquisitions.

On January 24, 2020, the Company acquired 100% of the voting stock of Sys-Tech Solutions, Inc. ("Systech"), a leading provider of product traceability, regulatory compliance and brand-protection software and solutions to pharmaceutical and consumer products manufacturers, for $162,942, net of cash acquired. The Systech acquisition strengthens the portfolio of solutions offered by the Imaging & Identification segment. In connection with this acquisition, the Company recorded goodwill of $92,256 and intangible assets of $76,100, primarily related to customer intangibles.

On February 18, 2020, the Company acquired 100% of the voting stock of So. Cal. Soft-Pak, Incorporated ("Soft-Pak") Software Solutions, a leading specialized provider of integrated back office, route management and customer relationship management software solutions to the waste and recycling fleet industry for $45,479, net of cash acquired. The Soft-Pak acquisition strengthens the digital offerings within the Engineered Products segment. In connection with this acquisition, the Company recorded goodwill of $33,125 and intangible assets of $12,800, primarily related to customer intangibles.

The following presents the preliminary allocation of purchase price to the assets acquired and liabilities assumed, based on their estimated fair values at acquisition date:

Total
Current assets, net of cash acquired	$19,816
Property, plant and equipment	1,580
Goodwill	125,381
Intangible assets	88,900
Current liabilities	(15,073)
Other liabilities	(12,183)
Net assets acquired	$208,421

The amounts assigned to goodwill and major intangible asset classifications were as follows:

	Amount allocated	Useful life (in years)
Goodwill - tax deductible	$33,125	na
Goodwill - non deductible	92,256	na
Customer intangibles	74,100	12
Trademarks	5,100	15
Other intangibles	9,700	6 - 9
	$214,281

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
2019 Acquisitions

On January 25, 2019, the Company acquired the assets of Belanger, Inc. ("Belanger"), a leading full-line car wash equipment manufacturer for $175,083, net of cash acquired. The Belanger acquisition strengthens Dover's position in the vehicle wash business within the Fueling Solutions segment. In connection with this acquisition, the Company recorded goodwill of $97,817 and intangible assets of $77,000, primarily related to customer intangibles. The intangible assets are being amortized over 9 to 15 years.

Pro Forma Information

The following unaudited pro forma information illustrates the impact of 2020 and 2019 acquisitions on the Company’s revenue and earnings from operations for the three months ended March 31, 2020 and 2019, respectively.
The unaudited pro forma information assumes that the 2020 and 2019 acquisitions had taken place at the beginning of the prior year, 2019 and 2018, respectively. Unaudited pro forma earnings are adjusted to reflect the comparable impact of additional depreciation and amortization expense, net of tax, resulting from the fair value measurement of intangible and tangible assets relating to the year of acquisition.

The unaudited pro forma effects for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
	2020	2019
Revenue:
As reported	$1,655,939	$1,724,757
Pro forma	1,661,825	1,746,533
Net earnings:
As reported	$176,279	$105,705
Pro forma	180,433	106,188

4. Disposed Operations

Management evaluates Dover's businesses periodically for their strategic fit within its operations and may from time to time sell or discontinue certain operations for various reasons.

2020

On March 6, 2020, the Company completed the sale of the Chino, California branch of The AMS Group ("AMS Chino"), a wholly owned subsidiary of the Company. Upon disposal of AMS Chino, the Company recognized total consideration of $16,850, which resulted in a pre-tax gain on sale of $6,551 included within the Condensed Consolidated Statements of Earnings and within the Refrigeration & Food Equipment Segment for the three months ended March 31, 2020.

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

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
5. Inventories

	March 31, 2020	December 31, 2019
Raw materials	$486,866	$467,912
Work in progress	172,173	162,670
Finished goods	300,725	280,051
Subtotal	959,764	910,633
Less reserves	(107,689)	(104,492)
Total	$852,075	$806,141

6. Property, Plant and Equipment, net

	March 31, 2020	December 31, 2019
Land	$54,580	$56,583
Buildings and improvements	522,155	527,192
Machinery, equipment and other	1,662,535	1,648,354
Property, plant and equipment, gross	2,239,270	2,232,129
Accumulated depreciation	(1,397,457)	(1,389,811)
Property, plant and equipment, net	$841,813	$842,318

For the three months ended March 31, 2020 and 2019, depreciation expense was $34,555 and $32,188, respectively.
7. Credit Losses

Effective January 1, 2020, the Company adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments prospectively. This ASU replaces the incurred loss impairment model with an expected credit loss impairment model for financial instruments, including trade receivables. The amendment requires entities to consider forward-looking information to estimate expected credit losses, resulting in earlier recognition of losses for receivables that are current or not yet due, which were not considered under the previous accounting guidance. Upon adoption, the Company recorded a noncash cumulative effect adjustment to retained earnings of $2.1 million, net of $0.6 million of income taxes, on the opening consolidated balance sheet as of January 1, 2020.

The Company is exposed to credit losses primarily through sales of products and services. The Company’s expected loss allowance methodology for accounts receivable is developed using historical collection experience, current and future economic and market conditions and a review of the current status of customers' trade accounts receivables. Due to the short-term nature of such receivables, the estimate of amount of accounts receivable that may not be collected is based on aging of the accounts receivable balances and the financial condition of customers. Additionally, specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. The Company’s monitoring activities include timely account reconciliation, dispute resolution, payment confirmation, consideration of customers' financial condition and macroeconomic conditions. Balances are written off when determined to be uncollectible. The Company considered the current and expected future economic and market conditions surrounding the novel coronavirus ("COVID-19") pandemic and determined that the estimate of credit losses was not significantly impacted.

Estimates are used to determine the allowance. It is based on assessment of anticipated payment and all other historical, current and future information that is reasonably available.

The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected.

2020
Beginning Balance, January 1,	$29,381
Adoption of ASU 2016-13, cumulative-effect adjustment to retained earnings	2,706
Provision for expected credit losses	3,703
Amounts written off charged against the allowance	(811)
Other, including dispositions and foreign currency translation	(1,078)
Ending Balance, March 31,	$33,901

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
8. Goodwill and Other Intangible Assets
The changes in the carrying value of goodwill by reportable operating segments were as follows:

	Engineered Products	Fueling Solutions	Imaging & Identification	Pumps & Process Solutions	Refrigeration & Food Equipment	Total
Balance at December 31, 2019	$636,571	$873,381	$977,069	$750,627	$545,699	$3,783,347
Acquisitions	33,125	—	92,256	—	—	125,381
Disposition of business	—	—	—	—	(2,841)	(2,841)
Foreign currency translation	(4,446)	(26,008)	(8,514)	(5,790)	(312)	(45,070)
Balance at March 31, 2020	$665,250	$847,373	$1,060,811	$744,837	$542,546	$3,860,817

During the three months ended March 31, 2020, the Company recorded additions of $125,381 to goodwill as a result of the acquisitions with the Engineered Products and Imaging & Identification segments discussed in Note 3 — Acquisitions. During the three months ended March 31, 2020, the Company disposed of $2,841 of the Refrigeration & Food Equipment segment goodwill as a result of the sale of a business as discussed in Note 4 — Disposed Operations.

Dover performs its annual goodwill impairment testing in the fourth quarter of each year. During the 2019 impairment testing, all fifteen reporting units had fair values substantially in excess of their carrying values. In addition to the annual impairment test, the Company is required to regularly assess whether a triggering event has occurred which would require interim impairment testing. The Company considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and its impact on each of the reporting units. Further, the Company assessed the current market capitalization, forecasts and the amount of headroom in the 2019 impairment test. The Company determined that a triggering event has not occurred which would require an interim impairment test to be performed. Refer to "Segment Results of Operations" for further details on the COVID-19 impact to the Company's operations.

The Company’s definite-lived and indefinite-lived intangible assets by major asset class were as follows:

	March 31, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Customer intangibles	$1,467,966	$731,391	$736,575	$1,410,636	$714,566	$696,070
Trademarks	220,805	89,123	131,682	218,064	85,791	132,273
Patents	158,612	134,360	24,252	159,376	133,677	25,699
Unpatented technologies	162,763	100,858	61,905	154,505	99,276	55,229
Distributor relationships	80,237	44,889	35,348	82,779	44,202	38,577
Drawings & manuals	26,619	22,228	4,391	27,500	22,403	5,097
Other	22,908	17,482	5,426	22,355	16,939	5,416
Total	2,139,910	1,140,331	999,579	2,075,215	1,116,854	958,361
Unamortized intangible assets:
Trademarks	96,561	—	96,561	96,653	—	96,653
Total intangible assets, net	$2,236,471	$1,140,331	$1,096,140	$2,171,868	$1,116,854	$1,055,014

For the three months ended March 31, 2020 and 2019, amortization expense was $34,197 and $35,550, respectively, including acquisition-related intangible amortization of $33,817 and $35,155, respectively.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
9. Restructuring Activities

The Company's restructuring charges by segment were as follows:

	Three Months Ended March 31,
	2020	2019
Engineered Products	$358	$79
Fueling Solutions	1,475	738
Imaging & Identification	256	291
Pumps & Process Solutions	3,846	381
Refrigeration & Food Equipment	560	1,412
Corporate	846	35
Total	$7,341	$2,936

These amounts are classified in the Condensed Consolidated Statements of Earnings as follows:
Cost of goods and services	$1,542	$1,179
Selling, general and administrative expenses	5,799	1,757
Total	$7,341	$2,936

The restructuring expenses of $7,341 incurred during the three months ended March 31, 2020, were a result of restructuring programs initiated in 2019. Restructuring expense was comprised primarily of broad-based selling, general and administrative expense reduction and broad-based operational efficiency initiatives focusing on footprint consolidation, operational optimization and IT centralization designed to increase operating margin, enhance operations and position the Company for sustained growth and investment. The Company expects to incur additional charges of approximately $6 million during the remainder of 2020. COVID-19 has not resulted in significant restructuring costs. Additional programs, beyond the scope of the announced programs, may be implemented during 2020 with related restructuring charges.

The $7,341 of restructuring charges incurred during the first quarter of 2020 primarily included the following items:
•The Engineered Products segment recorded $358 of restructuring charges principally related to headcount reductions.

•The Fueling Solutions segment recorded $1,475 of restructuring charges principally related to headcount reductions.

•The Imaging & Identification segment recorded $256 of restructuring charges principally related to headcount reductions.

•The Pumps & Process Solutions segment recorded $3,846 of restructuring expense primarily due to headcount reductions and facility restructuring costs.

•The Refrigeration & Food Equipment segment recorded $560 of restructuring expense primarily due to headcount reductions and facility restructuring costs.

•Corporate recorded $846 of restructuring charges primarily related to headcount reductions and associated exit costs related to IT centralization initiatives.

The Company’s severance and exit accrual activities were as follows:

	Severance	Exit		Total
Balance at December 31, 2019	$13,751	$2,639		$16,390
Restructuring charges	4,014	3,327		7,341
Payments	(6,510)	(2,049)		(8,559)
Other, including foreign currency translation	184	(2,376)	(1)	(2,192)
Balance at March 31, 2020	$11,439	$1,541		$12,980
(1) Other activity in exit reserves primarily represents the non-cash write-off of certain long-lived assets in connection with certain facility closures.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
10. Borrowings

Borrowings consisted of the following:

	March 31, 2020	December 31, 2019
Short-term
Short-term borrowings	$500,000	$—
Commercial paper	—	84,700
Notes payable	$500,000	$84,700

		Carrying amount (1)
	Principal	March 31, 2020	December 31, 2019
Long-term
3.150% 10-year notes due November 15, 2025	$400,000	$396,210	$396,042
1.25% 10-year notes due November 9, 2026 (euro-denominated)	€600,000	645,487	658,089
0.750% 8-year notes due November 4, 2027 (euro denominated)	€500,000	537,463	548,008
6.65% 30-year debentures due June 1, 2028	$200,000	199,180	199,155
2.950% 10-year notes due November 4, 2029	$300,000	296,366	296,270
5.375% 30-year debentures due October 15, 2035	$300,000	296,122	296,060
6.60% 30-year notes due March 15, 2038	$250,000	247,968	247,939
5.375% 30-year notes due March 1, 2041	$350,000	344,222	344,153
Total long-term debt		$2,963,018	$2,985,716
(1) Carrying amount is net of unamortized debt discount and deferred debt issuance costs. Total unamortized debt discounts were
$18.3 million and $18.9 million as of March 31, 2020 and December 31, 2019, respectively. Total deferred debt issuance costs were $15.7 million and $16.2 million as of March 31, 2020 and December 31, 2019, respectively.

As of March 31, 2020, the Company maintained a $1.0 billion five-year unsecured revolving credit facility (the "Credit Agreement") with a syndicate of banks which expires on October 4, 2024. The Company uses the Credit Agreement as liquidity back-up for its commercial paper program. On March 16, 2020, the Company borrowed $500 million due May 19, 2020 under the Credit Agreement. Proceeds from the borrowing were used to repay all of the Company's outstanding commercial paper and for general corporate purposes. The Company was in compliance with all covenants in the Credit Agreement and other long-term debt covenants at March 31, 2020 and had an interest coverage ratio of consolidated EBITDA to consolidated net interest expense of 11.2 to 1.

As of March 31, 2020, the Company had approximately $143.5 million outstanding in letters of credit, surety bonds, and performance and other guarantees which expire on various dates through 2029. These letters of credit and bonds are primarily issued as security for insurance, warranty and other performance obligations. In general, we would only be liable for the amount of these guarantees in the event of default in the performance of our obligations.

11. Financial Instruments

Derivatives

The Company is exposed to market risk for changes in foreign currency exchange rates due to the global nature of its operations and certain commodity risks. In order to manage these risks, the Company has hedged portions of its forecasted sales and purchases to occur within the next twelve months that are denominated in non-functional currencies, with currency forward contracts designated as cash flow hedges. At March 31, 2020 and December 31, 2019, the Company had contracts with total notional amounts of $170,672 and $179,580, respectively, to exchange currencies, principally Euro, Pound Sterling, Swedish Krona, Chinese Yuan, Canadian Dollar, and Swiss Franc. The Company believes it is probable that all forecasted cash flow transactions will occur.

In addition, the Company had outstanding contracts with a total notional amount of $76,553 and $79,707 as of March 31, 2020 and December 31, 2019, respectively, that are not designated as hedging instruments. These instruments are used to reduce the

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
Company's exposure for operating receivables and payables that are denominated in non-functional currencies. Gains and losses on these contracts are recorded in other income, net in the Condensed Consolidated Statements of Earnings.

The following table sets forth the fair values of derivative instruments held by the Company as of March 31, 2020 and December 31, 2019 and the balance sheet lines in which they are recorded:

	Fair Value Asset (Liability)
	March 31, 2020	December 31, 2019	Balance Sheet Caption
Foreign currency forward	$1,826	$2,892	Prepaid / Other current assets
Foreign currency forward	(2,979)	(476)	Other accrued expenses

For a cash flow hedge, the change in estimated fair value of a hedging instrument is recorded in accumulated other comprehensive (loss) earnings as a separate component of the Condensed Consolidated Statements of Stockholders' Equity and is reclassified into revenues and cost of goods and services in the Condensed Consolidated Statements of Earnings during the period in which the hedged transaction is recognized. The amount of gains or losses from hedging activity recorded in earnings is not significant, and the amount of unrealized gains and losses from cash flow hedges that are expected to be reclassified to earnings in the next twelve months is not significant; therefore, additional tabular disclosures are not presented. There are no amounts excluded from the assessment of hedge effectiveness and the Company's derivative instruments that are subject to credit risk contingent features were not significant.

The Company is exposed to credit loss in the event of nonperformance by counterparties to the financial instrument contracts held by the Company; however, nonperformance by these counterparties is considered unlikely as the Company’s policy is to contract with highly-rated, diversified counterparties.

The Company has designated the €600,000 and €500,000 of euro-denominated notes issued November 9, 2016 and November 4, 2019, respectively, as hedges of a portion of its net investment in euro-denominated operations. Changes in the value of the euro-denominated debt are recognized in foreign currency translation adjustments within other comprehensive earnings of the Condensed Consolidated Statements of Comprehensive Earnings to offset changes in the value of the net investment in euro-denominated operations.

Amounts recognized in other comprehensive earnings for the gains (losses) on net investment hedges were as follows:

	Three Months Ended March 31,
	2020	2019
Gain on euro-denominated debt	$23,624	$3,557
Tax expense	(5,139)	(747)
Net gain on net investment hedges, net of tax	$18,485	$2,810

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

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
	Level 2	Level 2
Assets:
Foreign currency cash flow hedges	$1,826	$2,892
Liabilities:
Foreign currency cash flow hedges	2,979	476

In addition to fair value disclosure requirements related to financial instruments carried at fair value, accounting standards require interim disclosures regarding the fair value of all of the Company’s financial instruments.

The estimated fair value of long-term debt, net at March 31, 2020 and December 31, 2019, was $3,311,012 and $3,322,033, respectively. The estimated fair value of long-term debt is based on quoted market prices for similar instruments and is, therefore, classified as Level 2 within the fair value hierarchy.

The carrying values of cash and cash equivalents, trade receivables, accounts payable and notes payable are reasonable estimates of their fair values as of March 31, 2020 and December 31, 2019 due to the short-term nature of these instruments.

12. Income Taxes

The effective tax rates for the three months ended March 31, 2020 and 2019 were 17.4% and 23.6%, respectively. The decrease in the effective tax rate for the three months ended March 31, 2020 relative to the prior comparable period is primarily driven by favorable audit settlements.

The three months ended March 31, 2019 includes a discrete tax benefit from stock exercises, partially offset by the exclusion of capital losses on the sale of Finder under local tax law.

Dover and its subsidiaries file tax returns in the U.S., including various state and local returns, and in other foreign jurisdictions. We believe adequate provision has been made for all income tax uncertainties. The Company is routinely audited by taxing authorities in its filing jurisdictions, and a number of these audits are currently underway. The Company believes that within the next twelve months uncertain tax positions may be resolved and statutes of limitations will expire, which could result in a decrease in the gross amount of unrecognized tax benefits of approximately zero to $9.3 million.

13. Equity Incentive Program

The Company typically grants equity awards annually at its regularly scheduled first quarter meeting of the Compensation Committee of the Board of Directors. During the three months ended March 31, 2020, the Company issued stock-settled appreciation rights ("SARs") covering 389,603 shares, performance share awards of 49,056 and restricted stock units ("RSUs") of 78,553.

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

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
The assumptions used in determining the fair value of the SARs awarded during the respective periods were as follows:

	SARs
	2020	2019
Risk-free interest rate	1.44%	2.51%
Dividend yield	1.65%	2.13%
Expected life (years)	5.5	5.6
Volatility	22.76%	22.35%

Grant price	$119.86	$91.20
Fair value per share at date of grant	$22.54	$17.55

The performance share awards granted in 2020 are market condition awards as attainment is based on Dover's performance relative to its peer group (companies listed under the S&P 500 Industrials sector) for the relevant performance period. The performance period and vesting period for these awards is approximately three years. These awards were valued on the date of grant using the Monte Carlo simulation model (a binomial lattice-based valuation model) with the following assumptions, and are generally recognized ratably over the vesting period, and is not subject to change based on future market conditions. The assumptions used in determining the fair value of the performance shares granted in 2020 were as follows:

Performance Shares
2020
Risk-free interest rate	1.40%
Dividend yield	1.65%
Expected life (years)	2.9
Volatility	23.30%

Grant price	$119.86
Fair value per share at date of grant	$165.71

The performance share awards granted in 2019 are considered performance condition awards as attainment is based on Dover's performance relative to established internal metrics. The fair value of these awards was determined using Dover's closing stock price on the date of grant. The expected attainment of the internal metrics for these awards is analyzed each reporting period, and the related expense is adjusted based on expected attainment, if that attainment differs from previous estimates. The cumulative effect on current and prior periods of a change in attainment is recognized in selling, general and administrative expenses in the Condensed Consolidated Statements of Earnings in the period of change.

The fair value and average attainment used in determining stock-based compensation cost for the performance shares issued in 2019 is as follows for the three months ended March 31, 2020:

Performance Shares
2019
Fair value per share at date of grant	$91.20
Average attainment rate reflected in expense	209.31%

The Company also has granted RSUs, and the fair value of these awards was determined using Dover's closing stock price on the date of grant.

Stock-based compensation is reported within selling, general and administrative expenses in the Condensed Consolidated Statements of Earnings. The following table summarizes the Company’s compensation expense relating to all stock-based incentive plans:

	Three Months Ended March 31,
	2020	2019
Pre-tax stock-based compensation expense	$3,252	$8,182
Tax benefit	(349)	(1,048)
Total stock-based compensation expense, net of tax	$2,903	$7,134

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
14. Commitments and Contingent Liabilities

Litigation

Certain of the Company’s subsidiaries are involved in legal proceedings relating to the cleanup of waste disposal sites identified under federal and state statutes that provide for the allocation of such costs among "potentially responsible parties." In each instance, the extent of the Company’s liability appears to be very small in relation to the total projected expenditures and the number of other "potentially responsible parties" involved and is anticipated to be immaterial to the Company. In addition, certain of the Company’s subsidiaries are involved in ongoing remedial activities at certain current and former plant sites, in cooperation with regulatory agencies, and appropriate estimated liabilities have been established. At March 31, 2020 and December 31, 2019, the Company had estimated liabilities totaling $30,233 and $30,608, respectively, for environmental and other matters, including private party claims for exposure to hazardous substances that are probable and estimable.

The Company and certain of its subsidiaries are also parties to a number of other legal proceedings incidental to their businesses. These proceedings primarily involve claims by private parties alleging injury arising out of use of the Company’s products, patent infringement, employment matters, and commercial disputes. Management and legal counsel, at least quarterly, review the probable outcome of such proceedings, the costs and expenses reasonably expected to be incurred and currently accrued to-date, and the availability and extent of insurance coverage. The Company has estimated liabilities for legal matters that are probable and estimable, and at March 31, 2020 and December 31, 2019, these estimated liabilities were not significant. While it is not possible at this time to predict the outcome of these legal actions, in the opinion of management, based on the aforementioned reviews, the Company is not currently involved in any legal proceedings which, individually or in the aggregate, could have a material effect on its financial position, results of operations, or cash flows.

Warranty Accruals

Estimated warranty program claims are provided for at the time of sale of the Company's products. Amounts provided for are based on historical costs and adjusted for new claims and are included within other accrued expenses and other liabilities in the Condensed Consolidated Balance Sheet. The changes in the carrying amount of product warranties through March 31, 2020 and 2019, were as follows:

	2020	2019
Beginning Balance, December 31 of the Prior Year	$49,116	$50,073
Provision for warranties	13,360	13,955
Settlements made	(15,526)	(14,993)
Other adjustments, including acquisitions and currency translation	(1,079)	(792)
Ending Balance, March 31	$45,871	$48,243

15. Employee Benefit Plans

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

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
Qualified Defined Benefits

	Three Months Ended March 31,
	U.S. Plan		Non-U.S. Plans
	2020	2019	2020	2019
Service cost	$1,706	$1,754	$1,293	$1,545
Interest cost	4,068	4,756	825	1,241
Expected return on plan assets	(7,869)	(8,534)	(1,677)	(1,517)
Amortization:
Prior service cost (credit)	57	76	(119)	(58)
Recognized actuarial loss	1,884	—	742	816
Net periodic (income) expense	$(154)	$(1,948)	$1,064	$2,027

Non-Qualified Supplemental Benefits

	Three Months Ended March 31,
	2020	2019
Service cost	$318	$486
Interest cost	441	668
Amortization:
Prior service cost	424	703
Recognized actuarial gain	(464)	(570)
Net periodic expense	$719	$1,287

Post-Retirement Benefit Plans

The Company also maintains post-retirement benefit plans, although these plans are closed to new entrants. The supplemental and post-retirement benefit plans are supported by the general assets of the Company. The following table sets forth the components of the Company’s net periodic expense relating to its post-retirement benefit plans:

	Three Months Ended March 31,
	2020	2019
Service cost	$5	$5
Interest cost	60	78
Amortization:
Prior service cost	3	3
Recognized actuarial gain	(4)	(18)
Net periodic expense	$64	$68

The total amount amortized out of accumulated other comprehensive earnings into net periodic pension and post-retirement expense totaled $2,523 and $952 for the three months ended March 31, 2020 and 2019, respectively.

Defined Contribution Retirement Plans

The Company also offers defined contribution retirement plans which cover the majority of its U.S. employees, as well as employees in certain other countries. The Company’s expense relating to defined contribution plans were $14,048, and $12,906 for the three months ended March 31, 2020 and 2019, respectively.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
16. Other Comprehensive Earnings

The amounts recognized in other comprehensive (loss) earnings were as follows:

	Three Months Ended			Three Months Ended
	March 31, 2020			March 31, 2019
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$(88,415)	$(5,139)	$(93,554)	$49,786	$(747)	$49,039
Pension and other post-retirement benefit plans	2,523	(568)	1,955	952	(205)	747
Changes in fair value of cash flow hedges	(5,074)	1,121	(3,953)	2,993	(629)	2,364
Total other comprehensive (loss) earnings	$(90,966)	$(4,586)	$(95,552)	$53,731	$(1,581)	$52,150

Total comprehensive earnings were as follows:

	Three Months Ended March 31,
	2020	2019
Net earnings	$176,279	$105,705
Other comprehensive (loss) earnings	(95,552)	52,150
Comprehensive earnings	$80,727	$157,855

Amounts reclassified from accumulated other comprehensive loss to earnings during the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
	2020	2019
Foreign currency translation:
Reclassification of foreign currency translation losses to earnings for assets held for sale	$—	$25,339
Tax benefit	—	—
Net of tax	$—	$25,339
Pension and other postretirement benefit plans:
Amortization of actuarial losses	$2,158	$228
Amortization of prior service costs	365	724
Total before tax	2,523	952
Tax benefit	(568)	(205)
Net of tax	$1,955	$747
Cash flow hedges:
Net losses (gains) reclassified into earnings	$1,420	$(291)
Tax (benefit) provision	(299)	61
Net of tax	$1,121	$(230)

The reclassification of foreign currency translation losses to earnings during the three months ended March 31, 2019 relates to the sale of Finder. See Note 4 — Disposed Operations for further details.

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

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
17. Segment Information

The Company categorizes its operating companies into five reportable segments as follows:

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

Segment financial information and a reconciliation of segment results to consolidated results was as follows:

	Three Months Ended March 31,
	2020	2019
Revenue:
Engineered Products	$408,160	$418,851
Fueling Solutions	359,982	373,050
Imaging & Identification	256,765	268,354
Pumps & Process Solutions	319,536	330,219
Refrigeration & Food Equipment	311,913	334,643
Intra-segment eliminations	(417)	(360)
Total consolidated revenue	$1,655,939	$1,724,757
Net earnings:
Segment earnings (EBIT): (1)
Engineered Products	$69,094	$67,119
Fueling Solutions	53,498	37,230
Imaging & Identification	51,482	55,955
Pumps & Process Solutions (2)	66,079	14,991
Refrigeration & Food Equipment(3)	23,529	24,807
Total segment earnings (EBIT)	263,682	200,102
Corporate expense / other (4)	24,097	30,866
Interest expense	27,268	31,808
Interest income	(1,183)	(890)
Earnings before provision for income taxes	213,500	138,318
Provision for income taxes	37,221	32,613
Net earnings	$176,279	$105,705
(1) Segment earnings (EBIT) includes non-operating income and expense directly attributable to the segments. Non-operating income and expense includes gain on sale of a business and other income, net.
(2) The three months ended March 31, 2019 includes a $46,946 loss on assets held for sale for Finder.
(3) The three months ended March 31, 2020 includes a $6,551 gain on the sale of AMS Chino.
(4) Certain expenses are maintained at the corporate level and not allocated to the segments. These expenses include executive and functional compensation costs, non-service pension costs, non-operating insurance expenses, shared business services overhead costs, deal related expenses and various administrative expenses relating to the corporate headquarters.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
The following table presents revenue disaggregated by geography based on the location of the Company's customer:

	Three Months Ended March 31,
Revenue by geography	2020	2019
United States	$956,640	$919,892
Europe	361,166	402,645
Asia	154,275	196,350
Other Americas	129,049	138,118
Other	54,809	67,752
Total	$1,655,939	$1,724,757
18. Share Repurchases

In February 2018, the Company's Board of Directors approved a standing share repurchase authorization, whereby the Company may repurchase up to 20 million shares of its common stock through December 31, 2020. This share repurchase authorization replaced the January 2015 share repurchase authorization.

During the three months ended March 31, 2020, under the February 2018 authorization, the Company repurchased 548,659 shares of common stock at a total cost of $52,916, or $96.45 per share. There were no repurchases under the February 2018 authorization during the three months ended March 31, 2019. The Company has suspended further repurchases as a result of business uncertainty related to COVID-19.

As of March 31, 2020, 7,811,385 shares remain authorized for repurchase under the February 2018 share repurchase authorization.

19. Earnings per Share

The following table sets forth a reconciliation of the information used in computing basic and diluted earnings per share:

	Three Months Ended March 31,
	2020	2019
Net earnings	$176,279	$105,705
Basic earnings per common share:
Net earnings	$1.22	$0.73
Weighted average shares outstanding	144,259,000	145,087,000
Diluted earnings per common share:
Net earnings	$1.21	$0.72
Weighted average shares outstanding	145,782,000	146,911,000

The following table is a reconciliation of the share amounts used in computing earnings per share:

	Three Months Ended March 31,
	2020	2019
Weighted average shares outstanding - Basic	144,259,000	145,087,000
Dilutive effect of assumed exercise of SARs and vesting of performance shares and RSUs	1,523,000	1,824,000
Weighted average shares outstanding - Diluted	145,782,000	146,911,000

Diluted earnings per share amounts are computed using the weighted average number of common shares outstanding and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of SARs and vesting of performance shares and RSUs, as determined using the treasury stock method.

The weighted average number of anti-dilutive potential common shares excluded from the calculation above were approximately 65,000 and 42,000 for the three months ended March 31, 2020 and 2019, respectively.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
20. Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables. This resulted in the earlier recognition of allowances for losses. In addition, the FASB issued ASU 2019-04, Codification Improvements to Topic 326 which provides clarity on certain aspects of the amendments in ASU 2016-13. The Company adopted this guidance prospectively on January 1, 2020. Upon adoption, the Company recorded a noncash cumulative effect adjustment to retained earnings of $2.1 million, net of $0.6 million of income taxes, on the opening consolidated balance sheet as of January 1, 2020. See Note 7 — Credit Losses for further details.
21. Subsequent Events

Subsequent to March 31, 2020, the Company reduced production at our operations in response to COVID-19 related government mandates, reduced demand conditions and other operational drivers in several of our businesses. This resulted in temporary, partial closures of several facilities in the U.S. and Europe across our business. Meanwhile, certain facilities that were closed as of March 31, 2020 have re-opened. The extent of the impact of the COVID-19 outbreak on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, its impact on our customers and suppliers and the range of governmental and community reactions to the pandemic, which are uncertain and cannot be fully predicted at this time.

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

On March 11, 2020, the World Health Organization declared the outbreak of the novel coronavirus ("COVID-19") a pandemic. The COVID-19 outbreak and associated counter-acting measures implemented by governments around the world, as well as increased business uncertainty, are having an adverse impact on our financial results and are discussed in more detail below.

OVERVIEW

Dover is a diversified global manufacturer and solutions provider delivering innovative equipment and components, consumable supplies, aftermarket parts, software and digital solutions, and support services through five operating segments: Engineered Products, Fueling Solutions, Imaging & Identification, Pumps & Process Solutions, and Refrigeration & Food Equipment. The Company's entrepreneurial business model encourages, promotes and fosters deep customer engagement and collaboration, which has led to Dover's well-established and valued reputation for providing superior customer service and industry-leading product innovation. Unless the context indicates otherwise, references herein to "Dover," "the Company," and words such as "we," "us," or "our" include Dover Corporation and its consolidated subsidiaries.

Dover's five operating segments are as follows:

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

In the first quarter of 2020, revenue was $1.7 billion, which decreased $68.8 million, or 4.0%, as compared to the first quarter of 2019. Results were driven by an organic revenue decline of 2.7%, an unfavorable impact from foreign currency translation of 1.4% and a 0.7% impact due to dispositions. This growth was partially offset by acquisition-related revenue growth of 0.8%.

The 2.7% organic revenue decline was broad based across our segments, compared to strong sales performance in the comparable first quarter of 2019 of 5.3% revenue growth, in which organic revenue growth was 8.3%, and the current quarter decline was also due to the slowing demand environment in several of our end-markets driven by the outbreak of COVID-19. The Imaging & Identification and Refrigeration & Food Equipment segments both experienced organic revenue decline of 4.3%, reflecting primarily weaker demand for textile digital printing equipment and for commercial foodservice and heat exchange equipment, respectively. Fueling Solutions segment organic revenue declined 2.6% which was driven by weaker demand for transportation, vehicle wash and underground retail fueling equipment. Engineered Products segment organic revenue declined 1.9% as a result of a slowing of demand in industrial automation and winch markets, as well as vehicle aftermarket, partially offset by strong performance in our waste handling business. Pumps & Process Solutions segment organic revenue declined 1.1% as a result of reduced demand for pumps and precision components, including from the oil & gas industry.

From a geographic perspective, in the first quarter, organic revenue for the U.S., our largest market, grew 4%, while organic revenue in Europe and Asia declined 7% and 19% respectively, year over year. U.S. organic growth was driven primarily by strength in our Fueling Solutions and Engineered Products segments, partially offset by a slight decline in our Refrigeration & Food Equipment segment. The decline in Europe was broad-based across four segments, except Pumps and Process Solutions, as the region faced significant operational and demand headwinds from the developing pandemic. The decline in Asia was driven mainly by a sharp decline in China and weakness in India across all segments as a result of the outbreak of COVID-19.

Bookings were $1.8 billion for the three months ended March 31, 2020, flat compared to the prior year period. Included in this result was organic growth of 0.9%, acquisition-related bookings growth of 1.0%, offset by an unfavorable impact from foreign currency translation of 1.2% and a 0.7% impact due to dispositions. Organic bookings growth was primarily due to robust activity in our Fueling Solutions segment as well as growth in our Pumps & Process Solutions segment, offset by a decline in our Refrigeration & Food Equipment and Engineered Products segments. Backlog as of March 31, 2020 was $1.6 billion, an increase from $1.4 billion from the prior year. See definition of bookings and backlog within "Segment Results of Operations".

During the three months ended March 31, 2020, we acquired Sys-Tech Solutions, Inc. ("Systech") and So. Cal. Soft-Pak, Incorporated ("Soft-Pak") Software Solutions for an aggregate price of $208.4 million, net of cash acquired. Systech is a leading provider of software and solutions for product traceability, regulatory compliance and brand protection and will strengthen the portfolio of solutions offered by our Imaging & Identification segment to customers in the pharmaceutical and consumer products industries. Soft-Pak is a leading specialized provider of integrated back office, route management and customer relationship management software solutions to the waste and recycling fleet industry and will further strengthen the digital offerings of our waste handling business in our Engineered Products segment.

During the three months ended March 31, 2020, we divested the Chino, California branch of The AMS Group ("AMS Chino"), a regional aftermarket refrigeration services and solutions provider based in Southern California. The AMS Group was a wholly owned subsidiary, which was part of our Refrigeration & Food Equipment segment. We sold the business and recorded a pre-tax gain on sale of $6.6 million.

During the three months ended March 31, 2020, we continued to execute on our previously announced rightsizing programs to further optimize operations. Rightsizing charges included restructuring costs of $7.3 million and other costs of $0.5 million for the three months ended March 31, 2020. Restructuring expense was comprised primarily of broad-based selling, general and administrative expense reduction initiatives and broad-based operational efficiency initiatives focusing on footprint consolidation, operational optimization and IT centralization. These restructuring charges were broad-based across all segments as well as corporate. We expect to incur $6 million of restructuring charges during the remainder of 2020 for these initiatives.

We also purchased 0.5 million shares of our common stock for a total cost of $52.9 million, or $96.45 per share, during the three months ended March 31, 2020. We have suspended repurchases as a result of business uncertainty related to COVID-19.

The recent outbreak of COVID-19 has resulted and will continue to result in significant economic disruption and has and will adversely affect our business, including our supply chain and operations. We also have experienced and expect to continue to experience reductions in customer demand in several of our end-markets. We expect that the social distancing measures, the reduced operational status of our suppliers and reductions in production at certain facilities will more meaningfully impact our operations in the second quarter, and general business uncertainty will continue to negatively impact demand in several of our end-markets in the second quarter, and possibly beyond. During the first quarter, the impact of COVID-19 on Dover's businesses was most pronounced in China and Italy, where we experienced interruption of our operations due to regulatory requirements as well as weakening demand and supply chain difficulties.

Our foremost focus has been on the health and safety of our employees, business partners and customers. In response to the outbreak, we established a central global response team, initiated enhanced health and safety measures across our facilities and enacted information technology ("IT") security protocols in response to new “work-from-home” patterns for office staff. More specifically, we have modified practices at our manufacturing locations and offices to adhere to guidance from the U.S. Centers for Disease Control and Prevention and local health and governmental authorities with respect to social distancing, physical separation, personal protective equipment and sanitization, and have restricted the number of employees permitted in common areas at any given time. Further, we have enhanced our operational excellence model by memorializing our approach to sanitized manufacturing which includes procedures for dealing with confirmed COVID-19 cases, compliance auditing, and manufacturing line design. We are approaching our response to this outbreak with a recognition that our operating companies provide essential and important products and services on which our customers and broader society rely upon daily to support crucial functions. For example:

•Our Engineered Products segment includes our waste handling business that provides a broad range of products and services to support municipal waste collection.

•Our Fueling Solutions segment supports the ongoing operation of gas stations and broader fuel supply chain with equipment, components and services.

•Our Imaging & Identification segment supplies equipment, consumables and services that enable the food and personal goods industries to comply with product marking regulations and provide product identification and traceability for consumers (such as product expiration dates).

•Our Pumps & Process Solutions segment include businesses in the biopharma and medical markets that produce components that are used in the research and production of pharmaceuticals. Other businesses provide products for diluting and dispensing chemicals specifically used for facility cleaning and sanitizing, equipment and components that support the safe operation of paper production plants, chemical facilities, fuel refineries and many other industries and equipment that supports the recycling of plastic waste.

•Our Refrigeration & Food Equipment segment supports food stores with refrigeration equipment, parts and services.

Accordingly, we consider our companies to be essential suppliers to our customers and business partners and therefore most of our U.S. and global facilities have remained substantially operational during the outbreak while implementing enhanced safety protocols designed to protect the well-being of our employees. Operations at the facilities in countries with broad-based mandated shutdowns (China, Italy, India, Malaysia) were suspended for a portion of the first quarter.

As of March 31, 2020, approximately 78% of our major global facilities (by count) were fully operational, approximately 9% were partially operational, and the remaining 13% were fully closed. From a geographic perspective, U.S. production continues for most of our businesses. However, in March, in the U.S., we voluntarily closed a plant serving the automotive industry as the customer base has largely temporarily ceased operation, and we closed our plants serving the vehicle wash industry due to local government mandates. In Italy, while operations have been suspended since mid-to-late March due to government mandates, we anticipate resuming at least some limited operations in the second quarter. In China, all operations were halted in late January and early February, but were back to fully operational by early March and we expect to see improvement in the currently lagging demand environment. To a lesser extent (due to a smaller scale presence), we have also been impacted by government-mandated shutdowns in India and Malaysia.

Subsequent to March 31, 2020, we have continued to reduce production at operations in several of our businesses in response to government mandates, reduced demand conditions and other operational drivers. This resulted in temporary, partial closures of several facilities in the U.S. and Europe (across the Fueling Solutions, Engineered Products and Refrigeration & Food Equipment segments). As of April 17, 2020, 7% of our major global facilities (by count) were closed completely and 11% were partially closed or operated with a reduced capacity. Meanwhile, certain facilities that were closed as of March 31, 2020 have re-opened. We anticipate that we will experience additional temporary shut-downs in Europe and in the U.S. in the second quarter.

Beginning in early-to-mid-March 2020, the commercial paper market began to experience very high levels of volatility as a result of COVID 19-related uncertainties. As a result, on March 16, 2020, in the spirit of prudent liquidity management, we borrowed $500 million due May 19, 2020 under our $1 billion revolving credit facility, even though we have no long-term debt maturities until 2025. Proceeds from the borrowing were used to repay all of our outstanding commercial paper and for general corporate purposes. See "Financial Condition - Capitalization" for further discussion.

While we are encouraged that approximately 30% of our overall revenue represents recurring demand, which includes parts, consumables, services and software, we expect a weak demand environment in the second quarter and likely into the third quarter in several of our end-markets, such as the commercial refrigeration, vehicle service and apparel and textile printing markets. We are taking steps across the portfolio and at the corporate center to reduce our controllable costs, including short-term actions to reduce labor costs, including furloughs, eliminating non-essential travel and reducing discretionary spend. Additionally, we are proactively managing our working capital and have significantly reduced our capital spending plan for the year, without deferring strategic ongoing initiatives. We also continue to monitor government economic stabilization efforts and expect to participate in certain legislative provisions, such as deferring estimated tax payments to later in the year or the following two years and utilizing job retention subsidies.

The extent of the impact of the COVID-19 outbreak on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, its impact on our customers and suppliers and the range of governmental and community reactions to the pandemic, which are uncertain and cannot be fully predicted at this time. We will continue to proactively respond to the situation and may take further actions that alter our business operations as may be required by governmental authorities, or that we determine are in the best interests of our employees and customers.

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2020	2019	% Change
Revenue	$1,655,939	$1,724,757	(4.0)%
Cost of goods and services	1,043,696	1,101,215	(5.2)%
Gross profit	612,243	623,542	(1.8)%
Gross profit margin	37.0%	36.2%	0.8

Selling, general and administrative expenses	386,941	408,466	(5.3)%
Selling, general and administrative expenses as a percent of revenue	23.4%	23.7%	(0.3)
Loss on assets held for sale	—	46,946	nm*
Operating earnings	225,302	168,130
Interest expense	27,268	31,808	(14.3)%
Interest income	(1,183)	(890)	32.9%
Gain on sale of a business	(6,551)	—	nm*
Other income, net	(7,732)	(1,106)	nm*
Earnings before provision for income taxes	213,500	138,318	54.4%
Provision for income taxes	37,221	32,613	14.1%
Effective tax rate	17.4%	23.6%	(6.2)
Net earnings	$176,279	$105,705	66.8%
Net earnings per common share - diluted	$1.21	$0.72	68.1%
* nm - not meaningful

Revenue

In the first quarter of 2020, revenue decreased $68.8 million, or 4.0%, from the comparable period. Results included an organic revenue decline of 2.7% across all our segments primarily due to the adverse impact of the recent outbreak of COVID-19. Acquisition-related revenue growth was 0.8% led by our Imaging & Identification and Pumps & Process Solutions segments, partially offset by an unfavorable impact from foreign currency translation of 1.4% and a 0.7% impact from dispositions within the Pumps & Process Solutions and Refrigeration & Food Equipment segments. Customer pricing favorably impacted revenue by approximately 0.7% in the first quarter of 2020.

Gross Profit

Gross profit for the three months ended March 31, 2020 decreased $11.3 million, or 1.8%, from the comparable period, primarily due to an organic revenue decline of 2.7%, increased material and inflation costs due to the impact of COVID-19, partially offset by pricing initiatives, benefits from productivity initiatives and rightsizing actions and cost containment actions. Gross profit margin increased 80 basis points to 37.0% for the three months ended March 31, 2020 from the comparable period primarily due to benefits from productivity initiatives and rightsizing costs and cost containment actions. We are managing the operating plants' production aggressively to match demand.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2020 decreased $21.5 million, or 5.3%, from the comparable period, primarily due to a reduction in discretionary and planned spend and benefits from rightsizing actions. As a percentage of revenue, selling, general and administrative expenses decreased 30 basis points to 23.4%, reflecting the decrease in expenses. We are taking proactive cost reduction efforts as we monitor the impact of COVID-19. We expect the second quarter to require continued and more significant actions to reduce costs to offset revenue decline and under-absorption of production fixed overhead, such as further reducing discretionary spend and headcount to match demand.

Research and development costs, including qualifying engineering costs, are expensed when incurred and amounted to $35.5 million and $34.6 million for the three months ended March 31, 2020 and 2019, respectively. These costs as a percent of revenue were 2.1% and 2.0% for the three months ended March 31, 2020 and 2019, respectively.

Loss on assets held for sale

On March 29, 2019, we entered into a definitive agreement to sell Finder Pompe S.r.l. ("Finder") for total consideration of approximately $23.6 million net of estimated selling costs. As of March 31, 2019, Finder met the criteria to be classified as held for sale and based on the total consideration from the sale, net of selling costs, we recorded a loss on the assets held for sale of $46.9 million. The loss was comprised of an impairment on assets held for sale of $21.6 million and foreign currency translation losses reclassified from accumulated other comprehensive losses to current earnings of $25.3 million. We subsequently sold Finder on April 2, 2019, which generated total cash proceeds of $24.2 million.

Gain on sale of a business

On March 6, 2020, the Company sold AMS Chino within the Refrigeration & Food Equipment segment, for net cash proceeds of $16.9 million, of which gain on sale of $6.6 million was recognized. The disposal did not represent a strategic shift in operations and, therefore, did not qualify for presentation as discontinued operations.

Other income, net

Other income, net for the three months ended March 31, 2020 increased $6.6 million primarily due to increased foreign exchange gains from the remeasurement of foreign currency denominated balances and increased earnings from our equity method investments.

Income Taxes

The effective tax rates for the three months ended March 31, 2020 and 2019 were 17.4% and 23.6%, respectively. The decrease in the effective tax rate for the three months ended March 31, 2020 relative to the prior comparable period was primarily driven by favorable audit settlements.

The three months ended March 31, 2019 includes a discrete tax benefit from stock exercises, partially offset by the exclusion of capital losses on the sale of Finder under local tax law.

Dover and its subsidiaries file tax returns in the U.S., including various state and local returns, and in other foreign jurisdictions. We believe adequate provision has been made for all income tax uncertainties. The Company is routinely audited by taxing authorities in its filing jurisdictions, and a number of these audits are currently underway. The Company believes that within the next twelve months uncertain tax positions may be resolved and statutes of limitations will expire, which could result in a decrease in the gross amount of unrecognized tax benefits of approximately zero to $9.3 million.
Net earnings

Net earnings for the three months ended March 31, 2020 increased 66.8% to $176.3 million, or $1.21 diluted earnings per share, from $105.7 million, or $0.72 diluted earnings per share, from the comparable period. The increase in net earnings was mainly attributable to pricing initiatives, benefits from productivity and rightsizing actions, and broad-based cost reductions, as well a loss on assets held for sale of $46.9 million in the prior period. These benefits were partially offset by reduced volume due to the impact of COVID-19 and increased material and inflation costs.

Rightsizing Activities, which includes Restructuring and Other Costs

During the three months ended March 31, 2020, rightsizing activities included restructuring charges of $7.3 million and other costs of $0.5 million. Restructuring expense was comprised primarily of broad-based selling, general and administrative expense reduction initiatives and broad-based operational efficiency initiatives focusing on footprint consolidation, operational optimization and IT centralization designed to increase operating margin, enhance operations and position the Company for sustained growth and investment. Other costs were comprised primarily of other charges related to the restructuring actions. These rightsizing charges were recorded in cost of goods and services and selling, general and administrative expenses in the Condensed Consolidated Statement of Earnings. We expect to incur additional rightsizing restructuring charges of $6 million during the remainder of 2020. COVID-19 has not resulted in significant restructuring costs. Additional programs, beyond the scope of the announced programs may be implemented during 2020 with related restructuring charges. We recorded the following rightsizing costs for the three months ended March 31, 2020:

	Three Months Ended March 31, 2020
(dollars in thousands)	Engineered Products	Fueling Solutions	Imaging & Identification	Pumps & Process Solutions	Refrigeration & Food Equipment	Corporate	Total
Restructuring (GAAP)	$358	$1,475	$256	$3,846	$560	$846	$7,341
Other costs, net	3	18	8	—	144	345	518
Rightsizing (Non-GAAP)	$361	$1,493	$264	$3,846	$704	$1,191	$7,859

During the three months ended March 31, 2019, rightsizing activities included restructuring charges of $2.9 million and other costs of $1 million. Restructuring expense was related to two significant rightsizing restructuring programs initiated in 2018, comprised primarily of broad-based selling, general and administrative expense reduction and footprint consolidation initiatives. Other costs were comprised primarily of other charges related to the restructuring actions. These rightsizing charges were recorded in cost of goods and services and selling, general and administrative expenses in the Condensed Consolidated Statement of Earnings. We recorded the following rightsizing costs for the three months ended March 31, 2019:

	Three Months Ended March 31, 2019
(dollars in thousands)	Engineered Products	Fueling Solutions	Imaging & Identification	Pumps & Process Solutions	Refrigeration & Food Equipment	Corporate	Total
Restructuring (GAAP)	$79	$738	$291	$381	$1,412	$35	$2,936
Other costs, net	1	14	98	33	881	—	1,027
Rightsizing (Non-GAAP)	$80	$752	$389	$414	$2,293	$35	$3,963

SEGMENT RESULTS OF OPERATIONS

The summary that follows provides a discussion of the results of operations of each of our five reportable operating segments (Engineered Products, Fueling Solutions, Imaging & Identification, Pumps & Process Solutions, and Refrigeration & Food Equipment). Each of these segments is comprised of various product and service offerings that serve multiple markets. See Note 17 — Segment Information in the Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q for a reconciliation of segment revenue, earnings and margin to our consolidated revenue, net earnings and margin. For further information, see "Non-GAAP Disclosures" at the end of this Item 2.

Additionally, we use the following operational metrics in monitoring the performance of the business. We believe the operational metrics are useful to investors and other users of our financial information in assessing the performance of our segments:

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

	Three Months Ended March 31,
(dollars in thousands)	2020	2019	% Change
Revenue	$408,160	$418,851	(2.6)%

Segment earnings (EBIT)	$69,094	$67,119	2.9%
Depreciation and amortization	10,122	10,359	(2.3)%
Segment EBITDA	$79,216	$77,478	2.2%

Segment margin	16.9%	16.0%
Segment EBITDA margin	19.4%	18.5%

Other measures:
Bookings	$414,972	$427,697	(3.0)%
Backlog	$453,867	$451,335	0.6%

Components of revenue decline:
Organic decline			(1.9)%
Acquisitions			0.1%
Foreign currency translation			(0.8)%
			(2.6)%

First Quarter 2020 Compared to the First Quarter 2019

Engineered Products segment revenue for the first quarter of 2020 decreased $10.7 million, or 2.6%, as compared to the first quarter of 2019, comprised of organic decline of 1.9% and an unfavorable impact from foreign currency translation of 0.8%, partially offset by acquisition-related growth of 0.1%. Acquisition-related growth was driven by the acquisition of SoftPak. Customer pricing did not have a significant impact on revenue in the first quarter of 2020.

The organic revenue decline was primarily driven by the global impact of COVID-19 on our operations, as well as the operations of our customers and suppliers. This impact was particularly notable in our vehicle service business, whose operations in China and Italy were disrupted by government ordered facility shutdowns and whose customers in the global automotive aftermarket experienced reduced end customer demand due to mobility restrictions and lower demand for automotive maintenance and repairs. Additionally, we have voluntarily suspended production at a U.S. facility serving the automotive original equipment manufacturer ("OEM") market due to the suspension of operations by a majority of their customers. Impacts from COVID-19 were also experienced to a lesser degree in our industrial automation and fluid dispensing businesses, whose operations in China were most notably impacted by government-required facility shutdowns in the quarter. Additionally, our industrial automation and industrial winch and hoist businesses experienced decreases in customer demand due to challenging end-market conditions. These headwinds more than offset continued strong performance in our environmental solutions business, driven by growth in refuse truck shipments and continued strong growth in our digital solutions product line.

The global COVID-19 pandemic is expected to significantly impact segment results in the second quarter, as facility shutdowns impacting both our facilities and our customers' facilities have accelerated in the U.S. and across Europe, creating near-term operational disruptions and demand headwinds across several of our businesses. However, we believe that once government restrictions related to COVID-19 ease, the demand for our products will continue its long term favorable growth trend and the fundamental long term demand drivers across our end-markets will remain constructive.

Engineered Products segment earnings increased $2.0 million, or 2.9%, compared to the first quarter of 2019. This increase was primarily driven by productivity actions including the benefit of rightsizing actions and cost reduction initiatives, and selling, general and administrative expenses cost containment actions. These impacts more than offset the negative impact from earnings conversion on lower organic revenues, driven by the impacts of COVID-19. Segment operating margin increased 90 basis points to 16.9% from 16.0% as compared to the prior year quarter.

Bookings decreased 3.0% for the segment, including an organic decline of 2.3% and an unfavorable impact from foreign currency of 0.9%, partially offset by acquisition-related growth of 0.2%. The organic bookings decline was primarily driven by the global impact on customer demand of the COVID-19 pandemic, reduced end market demand in our industrial automation and industrial winch and hoist businesses, and order placement timing in our aerospace and defense business. Segment book-to-bill was 1.02. Backlog increased 0.6% compared to the prior year quarter.

Fueling Solutions
Our Fueling Solutions segment is focused on providing components, equipment and software and service solutions enabling safe transport of fuels and other hazardous fluids along the supply chain, as well as the safe and efficient operation of retail fueling and vehicle wash establishments.

	Three Months Ended March 31,
(dollars in thousands)	2020	2019	% Change
Revenue	$359,982	$373,050	(3.5)%

Segment earnings	$53,498	$37,230	43.7%
Depreciation and amortization	18,339	17,879	2.6%
Segment EBITDA	$71,837	$55,109	30.4%

Segment margin	14.9%	10.0%
Segment EBITDA margin	20.0%	14.8%

Other measures:
Bookings	$373,070	$343,083	8.7%
Backlog	$211,518	$185,847	13.8%

Components of revenue decline:
Organic decline			(2.6)%
Acquisitions			0.8%
Foreign currency translation			(1.7)%
			(3.5)%

First Quarter 2020 Compared to the First Quarter 2019

Fueling Solutions segment revenue for the first quarter of 2020 decreased $13.1 million, or 3.5%, comprised of an organic decline of 2.6% and an unfavorable impact from foreign currency translation of 1.7%, partially offset by acquisition-related growth of 0.8%. Customer pricing favorably impacted revenue by approximately 1.6% in the first quarter of 2020.

Order trends remained robust during the quarter in the U.S. supported by the demand for Europay, Mastercard, and Visa ("EMV")-compliant equipment. The strength in the U.S. was more than offset by a decline outside of the U.S. principally as a result of actions to contain the spread of COVID-19 implemented by governments across the world, which began to impact our business with the shutdown of manufacturing operations in China in February, accelerated in March with the restrictions implemented in Italy, and have continued to spread, impacting our supply chain and manufacturing operations, as well as those of our customers. Additionally, our vehicle wash facilities in the U.S. were shut down in March due to local government mandates. The organic revenue decline was also impacted by reduced volume in underground equipment in China due to tapering of government-mandated site infrastructure upgrade activity. Additionally, our businesses serving the transportation and vehicle wash markets have seen slowing in order rates and sales due to the impact of lower oil prices on capital budgets within the fuel supply chain markets and COVID-19 related project deferrals, respectively. We expect the operational curtailments and demand deferrals to continue into the second quarter and to have a negative impact on segment results.

Fueling Solutions segment earnings increased $16.3 million, or 43.7%, over the prior year quarter. The increase was driven by favorable geographic and product mix, pricing initiatives, benefits of selling, general and administrative cost reductions being realized, productivity actions and a favorable impact from foreign currency translation. The cost reduction actions include the elimination of non-essential travel, third party and other expenses, and re-prioritization of all planned investments and hiring plans. These benefits were partially offset by the previously discussed global impact of COVID-19 on volume, increased material costs and inflation costs. Segment margin increased 490 basis points over the prior year quarter.

Overall bookings increased 8.7% as compared to the prior year quarter, driven by organic growth of 9.5% and acquisition-related growth of 1.1%, partially offset by an unfavorable impact from foreign currency translation of 1.9%. Organic growth was primarily driven by acceleration in demand for EMV compliant equipment in North America. Segment book to bill was 1.04. Backlog increased 13.8% as compared to the prior year quarter on the back of strong new bookings.

Imaging & Identification

Our Imaging & Identification segment supplies precision marking and coding, product traceability and digital textile printing equipment, as well as related consumables, software and services.

	Three Months Ended March 31,
(dollars in thousands)	2020	2019	% Change
Revenue	$256,765	$268,354	(4.3)%

Segment earnings	$51,482	$55,955	(8.0)%
Depreciation and amortization	8,769	7,435	17.9%
Segment EBITDA	$60,251	$63,390	(5.0)%

Segment margin	20.1%	20.9%
Segment EBITDA margin	23.5%	23.6%

Other measures:
Bookings	$272,604	$267,762	1.8%
Backlog	$170,119	$118,177	44.0%

Components of revenue decline:
Organic decline			(4.3)%
Acquisitions			2.8%
Foreign currency translation			(2.8)%
			(4.3)%

First Quarter 2020 Compared to the First Quarter 2019

Imaging & Identification segment revenue for the first quarter of 2020 decreased $11.6 million, or 4.3%, comprised of an organic decline of 4.3% and an unfavorable impact from foreign currency translation of 2.8%, partially offset by acquisition-related growth of 2.8%. Acquisition-related growth was driven by the acquisition of Systech. Customer pricing favorably impacted revenue by approximately 0.4% in the first quarter of 2020.

The organic revenue decline was primarily driven by the global impact of COVID-19 on our operations, as well as the operations of our customers and suppliers. Actions to contain the spread of COVID-19, implemented by governments across the world, began to impact our business with the shutdown of manufacturing operations in China in February, affecting our marking and coding manufacturing facilities, which returned to fully operational by March. In March, restrictions were implemented in Italy, where our digital printing business headquarters and main manufacturing facilities reside in the country’s northern region. Digital textile printing operations have been largely shut down since mid-March. Restrictions globally have continued to spread, impacting our supply chain, manufacturing operations and customer demand in Asia, Europe, North America and South America. Additionally, the expansion of government mandated shutdowns worldwide have hampered our sales and service functions globally, and has led to a significant temporary reduction in demand for the digital textile printing equipment, as our customers are facing near-term uncertainty about end-demand for textiles, fashion and apparel goods in light of global retail outlet closures and economic uncertainty. Although demand for consumables in marking and coding, particularly inks for food and beverage, cleaning supplies, pharmaceuticals, and medical supplies remain robust, we are seeing delays in orders for new and replacement marking and coding capital equipment. This reduction led to lower manufacturing utilization at our marking and coding operations in France. Additionally, we saw slowing demand in industrial end-markets for our marking & coding business and travel restrictions have impacted our ability to provide maintenance services.

We expect these demand headwinds and operational interruptions to continue into the second quarter and to negatively impact segment results. However, we believe that once government restrictions related to COVID-19 ease, demand for marking and coding equipment will continue its long term favorable growth trend, supported by constructive secular trends in demand for product traceability, identification, differentiation and brand protection solutions. Additionally, we believe the long term growth outlook for our digital printing products remain robust, as demand for clothing and apparel globally will continue to grow due to population growth and the continued transition from analog to digital printing by our customers due to performance and environmental benefits.

Imaging & Identification segment earnings decreased $4.5 million, or 8.0%, over the prior year quarter. The decrease was primarily driven by the previously discussed impacts associated with widespread actions by governments across the globe to contain the spread of COVID-19, partially offset by significant cost containment initiatives undertaken as demand levels began to deteriorate. These initiatives include actions to adjust direct and indirect manufacturing cost to current demand levels, the execution of short-term actions to reduce labor costs, the elimination of non-essential travel, third party and other expenses, the recognition of adjustments to variable compensation to reflect current conditions, the execution of selective structural cost actions aimed at streamlining our business, and a detailed review and re-prioritization of all planned investments and hiring plans. These actions have been taken deliberately and strategically, and allow us to rationalize current spending to levels appropriate given near-term market conditions, while preserving our ability to capitalize on long-term secular growth trends. These actions will continue into the second quarter and remain in place until we see improvements in near-term demand. Segment margin decreased 80 basis points over the prior year quarter.

Overall bookings increased 1.8% as compared to the prior year quarter, reflecting organic growth of 0.3% and acquisition-related growth of 4.1%, partially offset by an unfavorable impact from foreign currency translation of 2.6%. Strong orders for consumables in our marking and coding business more than offset reductions in equipment and services bookings in marking and coding and reduced bookings in our digital printing business, driven by the global impacts from COVID-19. Segment book to bill was 1.06. Backlog increased 44.0% as compared to the prior year quarter driven by the inclusion of backlog from the Systech acquisition, and strong bookings for consumables in marking and coding.

Pumps & Process Solutions

Our Pumps & Process Solutions segment manufactures specialty pumps, fluid handling components, plastics and polymer processing equipment, and highly engineered components for rotating and reciprocating machines.

	Three Months Ended March 31,
(dollars in thousands)	2020	2019	% Change
Revenue	$319,536	$330,219	(3.2)%

Segment earnings (1)	$66,079	$14,991	340.8%
Depreciation and amortization	18,336	17,548	4.5%
Segment EBITDA (1)	$84,415	$32,539	159.4%

Segment margin (1)	20.7%	4.5%
Segment EBITDA margin (1)	26.4%	9.9%

Other measures:
Bookings	$369,403	$369,801	(0.1)%
Backlog	$397,969	$353,066	12.7%

Components of revenue decline:
Organic decline			(1.1)%
Acquisitions			0.9%
Dispositions			(1.9)%
Foreign currency translation			(1.1)%
			(3.2)%
(1) Segment earnings (EBIT) and segment EBITDA for the three months ended 2019 include a $46,946 loss on assets held for sale for Finder.

First Quarter 2020 Compared to the First Quarter 2019

Pumps & Process Solutions segment revenue for the first quarter of 2020 decreased $10.7 million, or 3.2%, comprised of organic decline of 1.1%, an unfavorable impact from foreign currency translation of 1.1% and a 1.9% impact from dispositions, partially offset by acquisition-related growth of 0.9%. Customer pricing favorably impacted revenue by approximately 1.1% in the first quarter of 2020.

The organic revenue decline was principally driven by the adverse impact of COVID-19, as well as the slowing demand in the oil & gas end-market, partially offset by growth in the biopharma and hygienic markets (including for products directly used in the fight against the COVID-19 pandemic). As a result of the COVID-19 pandemic, several facilities across the globe were subjected to mandatory government shutdowns beginning in February in China and with further restrictions in India and Mexico in March. These shutdowns disrupted manufacturing and supply chain operations, as well as the operations of some of our customers and suppliers. Additionally, the fall in the price of oil has led to a reduction in demand from customers in the oil & gas end-market for rotating and reciprocating machinery components and aftermarket services. The above factors have led to a temporary reduction in demand, which is likely to continue into the second quarter and may unfavorably impact segment results in the ensuing quarter. Activity in our plastics and polymer processing business remained constructive as it primarily serves large long-term capital projects around the world.

Pumps & Process Solutions segment earnings increased $51.1 million, or 340.8%, over the prior year quarter. Segment earnings in the first quarter of 2019 included a loss on assets held for sale for Finder of $46.9 million. Excluding the loss, segment earnings increased driven by pricing initiatives, productivity actions, restructuring benefits, and selling, general and administrative cost reductions. The aforementioned cost reductions include the elimination of non-essential travel, third party and other expenses, and re-prioritization of all planned investments and hiring plans. These actions as well as line rate reductions and selected furloughs will continue into the second quarter and remain in place until we see improvements in near-term demand. These benefits were partially offset by the global impact of COVID-19 on volume, increased material and inflation costs, and an unfavorable impact from foreign currency translation. Segment margin increased to 20.7% from 4.5% from the prior year quarter, which included the loss on Finder.

Overall bookings were flat as compared to the prior year quarter, reflecting an unfavorable impact from foreign currency translation of 1.1% and a 2.0% impact from a disposition, partially offset by organic growth of 2.2% and acquisition-related growth of 0.8%. Segment book to bill was 1.16. Backlog increased 12.7% as compared to the prior year quarter driven by strong new order rates in our biopharma and plastics and polymer equipment businesses.

Refrigeration & Food Equipment
Our Refrigeration & Food Equipment segment is a provider of innovative and energy-efficient equipment and systems that serve the commercial refrigeration, heating and cooling and food equipment markets.

	Three Months Ended March 31,
(dollars in thousands)	2020	2019	% Change
Revenue	$311,913	$334,643	(6.8)%

Segment earnings(1)	$23,529	$24,807	(5.2)%
Depreciation and amortization	11,548	13,011	(11.2)%
Segment EBITDA(1)	$35,077	$37,818	(7.2)%

Segment margin(1)	7.5%	7.4%
Segment EBITDA margin(1)	11.2%	11.3%

Other measures:
Bookings	$355,157	$376,998	(5.8)%
Backlog	$356,133	$311,632	14.3%

Components of revenue decline:
Organic decline			(4.3)%
Dispositions			(1.8)%
Foreign currency translation			(0.7)%
			(6.8)%
(1) Segment earnings (EBIT) and Segment EBITDA for the three months ended March 31, 2020, includes a $6,551 gain on the sale of AMS Chino.

First Quarter 2020 Compared to the First Quarter 2019

Refrigeration & Food Equipment segment revenue decreased $22.7 million, or 6.8%, as compared to the first quarter of 2019, reflecting an organic revenue decline of 4.3%, a 1.8% impact from the disposition of AMS Chino, and an unfavorable impact from foreign currency translation of 0.7%. Customer pricing did not have a significant impact on revenue in the first quarter of 2020.

The organic revenue decline was principally driven by the impact of COVID-19. Government actions to contain the spread of the virus, such as mandated plant shutdowns and social distancing measures, resulted in deferred customer orders and operational curtailments and inefficiencies across the segment. Our operations in the segment were shut down in China and Malaysia for a period of time during the quarter and we experienced intermittent interruptions in our North American facilities due to various operational factors related to the pandemic. Many key customers in our retail refrigeration business delayed previously planned projects related to new store construction and existing store remodels and deferred their near-term capital investment plans in favor of focusing on maximizing store uptime and meeting the needs of surging customer traffic as they experienced surging demand during the quarter as a result of social distancing and restaurant closure mandates. These remodel deferrals will have a substantial impact on revenue in the near-term, however we believe demand for refrigeration and foodservice equipment will normalize once government restrictions related to COVID-19 ease, as the current wear and tear on existing assets will drive the need for increased equipment replacement programs. Demand from our U.S. commercial foodservice customers has slowed significantly during the quarter as restaurants were closed in many localities and customer traffic declined significantly, leading restaurants to delay their capital expenditures. Additionally, we experienced slower sales in our heat exchanger business in Asia and Europe.

Refrigeration & Food Equipment segment earnings decreased $1.3 million, or 5.2%, as compared to the first quarter of 2019. Segment margin increased to 7.5% from 7.4% in the prior year quarter. The earnings decline was driven by reduced volumes and operational inefficiencies associated with impacts from COVID-19, partially offset by the gain on sale from the disposition of AMS Chino and other broad based cost reduction activities, including adjusting direct and indirect manufacturing costs to current demand levels, reduction of discretionary expenses, adjustments to variable compensation to match current outlook, and deferral of planned selling, general, and administrative investments. These actions as well as planned furloughs will continue in the second quarter and remain in place until we see improvements in near-term revenue demand.

Bookings in the first quarter of 2020 decreased 5.8% from the prior year quarter, reflecting an organic decline of 4.2%, a 1.1% impact from the disposition of AMS Chino, and an unfavorable impact from foreign currency translation of 0.5%. Organic decline was driven primarily by COVID-19 demand reductions in our foodservice equipment and heat exchanger businesses as well as timing of projects for aluminum can shaping equipment, which operates with a strong long-term backlog. Retail refrigeration’s organic bookings grew 1.2%, as key supermarket chain order trends remained healthy, albeit with request for delivery date timing beyond normal lead times. Segment book to bill for the first quarter of 2020 was 1.14. Backlog increased 14.3% over the prior year quarter, driven mainly by increases in our heat exchanger and aluminum can shaping equipment businesses.

FINANCIAL CONDITION

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Significant factors affecting liquidity are: cash flows generated from operating activities, capital expenditures, acquisitions, dispositions, dividends, repurchases of outstanding shares, adequacy of available commercial paper and bank lines of credit, and the ability to attract long-term capital with satisfactory terms. We generate substantial cash from the operations of our businesses and remain in a strong financial position, with sufficient liquidity available to support continued operations, reinvest in existing businesses and fund strategic acquisitions, while maintaining our prudent capital structure on a short and long-term basis.

Cash Flow Summary

The following table is derived from our Condensed Consolidated Statements of Cash Flows:

	Three Months Ended March 31,
Cash Flows (dollars in thousands)	2020	2019
Net Cash Flows Provided By (Used In):
Operating activities	$75,863	$24,524
Investing activities	(230,511)	(217,690)
Financing activities	280,954	36,067

Operating Activities

Cash provided by operating activities for the three months ended March 31, 2020 increased approximately $51.3 million compared to the comparable period in 2019. This increase was primarily driven by higher net earnings, excluding the impact of depreciation, amortization, loss on assets held for sale and gain on sale of a business. The increase was also attributable to improvements in working capital of $25.4 million relative to the prior year.

We also continue to monitor government economic stabilization efforts and expect to participate in certain legislative provisions to enhance our liquidity. We deferred approximately $15 million of non-US tax payments from the first quarter to predominantly the second quarter of 2020. We expect to defer approximately $50 million of U.S. and state income tax payments from the second to the third quarter of 2020. Additionally under the U.S. CARES Act, we expect to defer the payment of approximately $5 million of payroll taxes each quarter for the remainder of 2020 to be paid equally in the fourth quarters of 2021 and 2022.

Adjusted Working Capital: We believe adjusted working capital (a non-GAAP measure calculated as accounts receivable, plus inventory, less accounts payable) provides a meaningful measure of our operational results by showing changes caused solely by revenue.

Adjusted Working Capital (dollars in thousands)	March 31, 2020	December 31, 2019
Accounts receivable	$1,222,154	$1,217,190
Inventories	852,075	806,141
Less: Accounts payable	947,006	983,293
Adjusted working capital	$1,127,223	$1,040,038

Adjusted working capital increased from December 31, 2019 by $87.2 million, or 8.4%, to $1.1 billion at March 31, 2020, which reflected an increase of $5.0 million in accounts receivable, an increase of $45.9 million in inventory, and a decrease in accounts payable of $36.3 million.

Investing Activities

Cash provided by or used in investing activities generally results from cash outflows for capital expenditures and acquisitions, offset by proceeds from sales of businesses and property, plant and equipment. For the three months ended March 31, 2020 and 2019, we used cash in investing activities of $230.5 million and $217.7 million, respectively, driven mainly by the following factors:

•Acquisitions: During the three months ended March 31, 2020, we acquired Systech and Soft-Pak within the Imaging & Identification and Engineered Products segments, respectively, for $208.4 million, net of cash acquired. During the three months ended March 31, 2019, we acquired Belanger, Inc., within the Fueling Solutions segment for $175.1 million, net of cash acquired.

•Capital spending: Our capital expenditures increased $3.1 million on major projects in progress during the three months ended March 31, 2020 compared to the three months ended March 31, 2019. We have initiated a plan to significantly reduce our capital spend for the year, without deferring strategic ongoing initiatives

•Proceeds from sale of businesses: For the three months ended March 31, 2020, we received proceeds of $16.9 million from the sale of AMS Chino within the Refrigeration & Food Equipment segment. For the three months ended March 31, 2019, we received partial proceeds of $2.2 million from the sale of Finder in the second quarter of 2019.

We have significantly reduced our capital spending plan for the year as a result of COVID-19, without deferring strategic ongoing initiatives. We anticipate that capital expenditures and any acquisitions we make through the remainder of 2020 will be funded from available cash and internally generated funds and through the issuance of commercial paper, use of lines of credit or public or private debt or equity markets, as necessary.

Financing Activities

Our cash flow from financing activities generally relates to the use of cash for the repurchase of our common stock and payments of dividends, offset by net borrowing activity. For the three months ended March 31, 2020 and 2019, cash provided by financing activities was $281.0 million and $36.1 million, respectively, with the activity primarily attributable to the following:

•Repurchase of common stock: During the three months ended March 31, 2020, we used $52.9 million to repurchase 548,659 shares. There were no share repurchases during the three months ended March 31, 2019. We have suspended repurchases as a result of business uncertainty related to COVID-19.

•Long-term debt, commercial paper and notes payable: During the three months ended March 31, 2020, we borrowed $500 million due May 19, 2020 under the $1.0 billion five-year unsecured revolving credit facility ("Credit Agreement"). Proceeds from the borrowing were used to repay all of the Company's outstanding commercial paper and for general corporate purposes. During the three months ended March 31, 2019, we received net proceeds from commercial paper and notes payable of $125.9 million primarily to fund the acquisition of Belanger.

•Dividend payments: Dividends paid to shareholders during the three months ended March 31, 2020 totaled $70.9 million as compared to $69.8 million during the same period in 2019. Our dividends paid per common share increased 2.1% to $0.49 during the three months ended March 31, 2020 compared to $0.48 during the same period in 2019. The number of common shares outstanding decreased during the three months ended March 31, 2020 compared to the same period in 2019 as a result of share repurchases completed in 2020 and the second half of 2019.

•Payments to settle employee tax obligations: Payments to settle tax obligations from the exercise of share based awards declined $9.6 million compared to the prior year period. The decrease is primarily due to the decrease in the number of shares exercised partially offset by an increase in the average stock price compared to the prior year period.

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

The following table reconciles our free cash flow to cash flow provided by operating activities:

	Three Months Ended March 31,
Free Cash Flow (dollars in thousands)	2020	2019
Cash flow provided by operating activities	$75,863	$24,524
Less: Capital expenditures	(40,172)	(37,122)
Free cash flow	$35,691	$(12,598)

Free cash flow as a percentage of revenue	2.2%	(0.7)%

Free cash flow as a percentage of net earnings	20.2%	(11.9)%

For the three months ended March 31, 2020, we generated free cash flow of $35.7 million, representing 2.2% of revenue and 20.2% of net earnings. Free cash flow for the three months ended March 31, 2020 increased $48.3 million compared to the prior year period, primarily due to higher cash flow provided by operations, as previously noted, partially offset by higher capital expenditures.

We have maintained positive free cash flow in the first quarter by proactively managing our working capital. We will continue this focus in the second quarter and beyond and also initiated a plan to significantly reduce our capital spend for the year, without deferring strategic ongoing initiatives. We are reducing discretionary spend and other costs to align with current demand levels in order to support strong free cash flow generation. We also continue to monitor government economic stabilization efforts and expect to participate in certain legislative provisions to enhance our liquidity. We deferred approximately $15 million of non-US tax payments from the first quarter to predominantly the second quarter of 2020. We expect to defer approximately $50 million of U.S. and state income tax payments from the second to the third quarter of 2020. Additionally under the U.S. CARES Act, we expect to defer the payment of approximately $5 million of payroll taxes each quarter for the remainder of 2020 to be paid equally in the fourth quarters of 2021 and 2022.

Capitalization

We use commercial paper borrowings for general corporate purposes, including the funding of acquisitions and the repurchase of our common stock. As of March 31, 2020, we maintained a Credit Agreement with a syndicate of banks with an expiration date of October 4, 2024. The Credit Agreement is used as liquidity back-up for our commercial paper program. Beginning in early-to-mid-March 2020, the commercial paper market began to experience very high levels of volatility as a result of COVID-19 related uncertainties. Volatility was most pronounced for "Tier-2" issuers, such as Dover, and impacted both market access and pricing. As a result, on March 16, 2020, the Company borrowed $500 million due May 19, 2020 under the Credit Agreement. Proceeds from the borrowing were used to repay all of the Company's outstanding commercial paper and for general corporate purposes. We plan to continue to use commercial paper borrowings to the extent available and are exploring other short-term financing alternatives available to investment grade issuers depending on conditions in the commercial paper market. Under the Credit Agreement, we are required to pay a facility fee and to maintain an interest coverage ratio of consolidated EBITDA to consolidated net interest expense of not less than 3.0 to 1.0. We were in compliance with this covenant and our other long-term debt covenants at March 31, 2020 and had a coverage ratio of 11.2 to 1. We are not aware of any potential impairment to our liquidity and expect to remain in compliance with all of our debt covenants. Additionally, our earliest long-term debt maturity is in 2025.

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

At March 31, 2020, our cash and cash equivalents totaled $508.9 million, of which $215.8 million was held outside the United States. At December 31, 2019, our cash and cash equivalents totaled $397.3 million, of which $273.1 million was held outside the United States. Cash and cash equivalents are invested in highly liquid investment-grade money market instruments and bank deposits with maturities of three months or less. We invest any cash in excess of near-term requirements in money market instruments or short-term investments, which consist of investment grade time deposits with original maturity dates at the time of purchase of no greater than three months.

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

Net Debt to Net Capitalization Ratio (dollars in thousands)	March 31, 2020	December 31, 2019
Short term borrowings	$500,000	$—
Commercial paper	—	84,700
Notes payables	500,000	84,700
Long-term debt	2,963,018	2,985,716
Total debt	3,463,018	3,070,416
Less: Cash and cash equivalents	(508,907)	(397,253)
Net debt	2,954,111	2,673,163
Add: Stockholders' equity	2,980,681	3,032,660
Net capitalization	$5,934,792	$5,705,823
Net debt to net capitalization	49.8%	46.8%

Our net debt to net capitalization ratio increased to 49.8% at March 31, 2020 compared to 46.8% at December 31, 2019. Net debt increased $280.9 million during the period primarily due to an increase in short term borrowings as a result of the Company borrowing $500 million under the Credit Agreement partially offset by a decrease in commercial paper and an increase in cash and cash equivalents. Stockholders' equity decreased $52.0 million primarily as a result of foreign currency translation adjustments, dividends paid and share repurchases, partially offset by earnings during the period.

Operating cash flow, existing capacity of our Credit Agreement and access to capital markets are expected to satisfy our various cash flow requirements, including acquisitions, capital expenditures and share repurchases.

Critical Accounting Policies and Estimates

Our Condensed Consolidated Financial Statements and related public financial information are based on the application of GAAP which requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our public disclosures, including information regarding contingencies, risk and our financial condition. We believe our use of estimates and underlying accounting assumptions conform, to GAAP and is consistently applied. We review valuations based on estimates for reasonableness on a consistent basis.

Recent Accounting Standards

See Part 1, Notes to Condensed Consolidated Financial Statements, Note 20 — Recent Accounting Pronouncements.  The adoption of recent accounting standards as included in Note 20 — Recent Accounting Pronouncements in the Condensed Consolidated Financial Statements has not had, and is not expected to have, a significant impact on our revenue, earnings or liquidity.

Special Notes Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, especially "Management’s Discussion and Analysis of Financial Condition and Results of Operations," contains "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements in this document other than statements of historical fact are statements that are, or could be deemed, “forward-looking” statements. Some of these statements may be indicated by words such as “may”, “anticipate”, “expect”, believe”,

“intend”, “guidance”, “estimates”, “suggest”, “will”, “plan”, “should”, “would”, “could”, “forecast” and other words and terms that use the future tense or have a similar meaning. Forward-looking statements are based on current expectations and are subject to numerous important risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control. Factors that could cause actual results to differ materially from current expectations include, among other things, the impacts of COVID-19, or other future pandemics, on the global economy and on our customers, suppliers, employees, business and cash flows, other general economic conditions and conditions in the particular markets in which we operate, changes in customer demand and capital spending, competitive factors and pricing pressures, our ability to develop and launch new products in a cost-effective manner, changes in law, including the effect of U.S. tax reform and developments with respect to trade policy and tariffs, our ability to identify and complete acquisitions and integrate and realize synergies from newly acquired businesses, the impact of interest rate and currency exchange rate fluctuations, capital allocation plans and changes in those plans, including with respect to dividends, share repurchases, investments in research and development, capital expenditures and acquisitions, our ability to derive expected benefits from restructuring, productivity initiatives and other cost reduction actions, changes in material costs or the supply of input materials, the impact of legal compliance risks and litigation, including with respect to product quality and safety, cybersecurity and privacy, our ability to capture and protect intellectual property rights, and various other factors that are described in our periodic reports filed with or furnished to the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2019. The Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise.

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
Reconciliations of non-GAAP measures can be found above in this Item 2, Management's Discussion & Analysis.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the three months ended March 31, 2020. For a discussion of our exposure to market risk, refer to Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Item 4. Controls and Procedures

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2020.

During the first quarter of 2020, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

See Part I, Notes to Condensed Consolidated Financial Statements, Note 14 — Commitments and Contingent Liabilities.

Item 1A. Risk Factors

The risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “Form 10-K”) should be considered together with information included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and should not be considered the only risks to which we are exposed. In general, we are subject to the same general risks and uncertainties that impact many other industrial companies such as general economic, industry and/or market conditions and growth rates; the impact of natural disasters and their effect on global markets; and changes in laws or accounting rules. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may impair our business, including our results of operations, liquidity and financial condition. We are providing the following information regarding changes that have occurred to the previously disclosed risk factors in our Form 10-K. Except for such additional information, we believe there have been no material changes from the risk factors previously disclosed in our Form 10-K.

The COVID-19 pandemic has adversely impacted, and poses risks to, our business, the nature and extent of which are highly uncertain and unpredictable.

We are monitoring the global outbreak of the COVID-19 and taking steps to mitigate the risks to us posed by its spread, including by working with our customers, employees, suppliers and other stakeholders. The pandemic is adversely affecting, and is expected to continue to adversely affect, certain elements of our business (including our supply chain, distribution systems, production levels and research and development activities) and our operations have been negatively impacted due to significant portions of our workforce are unable to work effectively due to quarantines, government orders and guidance, facility closures, illness, travel restrictions, implementation of precautionary measures and other restrictions. We also have experienced and expect to continue to experience unpredictable volatility in demand in several of our end-markets. If the pandemic continues and conditions worsen, we expect to experience additional adverse impacts on our operational and commercial activities, costs, customer orders and purchases and our collections of accounts receivable, which may be material, and the extent of these adverse impacts on future operational and commercial activities, costs, customer orders and purchases and our collections remains uncertain even if conditions begin to improve. Furthermore, the pandemic has impacted and may further impact the broader economies of affected countries, including negatively impacting economic growth, the proper functioning of financial and capital markets, foreign currency exchange rates and interest rates. For example, in recent weeks, the continued spread of COVID-19 has led to disruption and volatility in the global capital markets, which increases the cost of capital and adversely impacts access to capital including the commercial paper markets. Due to the speed with which the situation is developing, the global breadth of its spread and the range of governmental and community reactions thereto, there is uncertainty around its duration, ultimate impact and the timing of recovery. Therefore, the pandemic could lead to an extended disruption of economic activity and the impact on our consolidated results of operations, financial position and cash flows could be material.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a.Not applicable.
b.Not applicable.
c.The table below presents shares of Dover stock that we acquired during the quarter.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs (1)
January 1 to January 31	—	$—	—	8,360,044
February 1 to February 29	—	—	—	8,360,044
March 1 to March 31	548,659	96.45	548,659	7,811,385
For the Third Quarter	548,659	$96.45	548,659	7,811,385

(1) In February 2018, the Company's Board of Directors approved a standing share repurchase authorization, whereby the Company may repurchase up to 20 million shares of its common stock through December 31, 2020. The Company repurchased 548,659 shares under the February 2018 authorization during the three months ended March 31, 2020. As of March 31, 2020, the number of shares still available for repurchase under the February 2018 share repurchase authorization was 7,811,385.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

3.1
Amended and Restated Bylaws of the Company, effective as of February 14, 2020, filed as Exhibit 3.1 to the Company's Current Report on form 8-K filed on February 19, 2020 (SEC file No. 001-04018), are incorporated by reference.

10.1	Form of 2020 award grant letter for SSAR grants made under the Dover Corporation 2012 Equity and Cash Incentive Plan.*

10.2	Form of 2020 award grant letter for cash performance awards made under the Dover Corporation 2012 Equity and Cash Incentive Plan.*

10.3	Form of 2020 award grant letter for performance share awards made under the Dover Corporation 2012 Equity and Cash Incentive Plan.*

10.4	Form of 2020 award grant letter for RSU awards made under the Dover Corporation 2012 Equity and Cash Incentive Plan.*

31.1	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Brad M. Cerepak.

31.2	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Richard J. Tobin.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Richard J. Tobin and Brad M. Cerepak.

101
The following materials from Dover Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 formatted in iXBRL (Inline eXtensible Business Reporting Language):  (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statement of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page formatted in Inline XBRL and contained in Exhibit 101.
*  Executive compensation plan or arrangement

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

DOVER CORPORATION

Date:	April 21, 2020	/s/ Brad M. Cerepak
Brad M. Cerepak
Senior Vice President & Chief Financial Officer
(Principal Financial Officer)

Date:	April 21, 2020	/s/ Ryan W. Paulson
Ryan W. Paulson
Vice President, Controller
(Principal Accounting Officer)