Form 10-Q
period 2020-06-30
DOVER Corp
filed 2020-07-22
CIK 29905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐  No  ☑
The number of shares outstanding of the Registrant’s common stock as of July 15, 2020 was 143,970,164.

Dover Corporation
Form 10-Q

Item 1. Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$1,499,175	$1,810,706	$3,155,114	$3,535,463
Cost of goods and services	947,577	1,138,113	1,991,273	2,239,328
Gross profit	551,598	672,593	1,163,841	1,296,135
Selling, general and administrative expenses	366,740	396,634	753,681	805,100
Loss on assets held for sale	—	—	—	46,946
Operating earnings	184,858	275,959	410,160	444,089
Interest expense	28,711	31,754	55,979	63,562
Interest income	(728)	(945)	(1,911)	(1,835)
Loss (gain) on sale of a business	781	—	(5,770)	—
Other income, net	(735)	(4,589)	(8,467)	(5,695)
Earnings before provision for income taxes	156,829	249,739	370,329	388,057
Provision for income taxes	32,063	51,654	69,284	84,267
Net earnings	$124,766	$198,085	$301,045	$303,790

Net earnings per share:
Basic	$0.87	$1.36	$2.09	$2.09
Diluted	$0.86	$1.35	$2.07	$2.07
Weighted average shares outstanding:
Basic	143,955	145,366	144,107	145,227
Diluted	144,995	147,179	145,359	147,041

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net earnings	$124,766	$198,085	$301,045	$303,790
Other comprehensive (loss) earnings, net of tax
Foreign currency translation adjustments:
Foreign currency translation gains (losses)	44,569	(13,978)	(48,985)	9,722
Reclassification of foreign currency translation losses to earnings	—	—	—	25,339
Total foreign currency translation adjustments	44,569	(13,978)	(48,985)	35,061
Pension and other post-retirement benefit plans:
Amortization of actuarial losses included in net periodic pension cost	1,835	77	3,504	252
Amortization of prior service costs included in net periodic pension cost	259	512	544	1,084
Total pension and other post-retirement benefit plans	2,094	589	4,048	1,336
Changes in fair value of cash flow hedges:
Unrealized net gains (losses) arising during period	1,880	(3,362)	(3,194)	(768)
Net (gains) losses reclassified into earnings	(594)	(416)	528	(646)
Total cash flow hedges	1,286	(3,778)	(2,666)	(1,414)
Other comprehensive earnings (loss), net of tax	47,949	(17,167)	(47,603)	34,983
Comprehensive earnings	$172,715	$180,918	$253,442	$338,773

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$649,032	$397,253
Receivables, net of allowances of $38,825 and $29,381	1,142,583	1,217,190
Inventories	885,972	806,141
Prepaid and other current assets	121,858	127,846
Total current assets	2,799,445	2,548,430
Property, plant and equipment, net	858,274	842,318
Goodwill	3,919,851	3,783,347
Intangible assets, net	1,084,834	1,055,014
Other assets and deferred charges	451,729	440,368
Total assets	$9,114,133	$8,669,477

Liabilities and Stockholders' Equity
Current liabilities:
Notes payable	$505,000	$84,700
Accounts payable	912,588	983,293
Accrued compensation and employee benefits	176,767	226,658
Accrued insurance	108,068	98,432
Other accrued expenses	375,678	339,060
Federal and other income taxes	35,660	17,748
Total current liabilities	2,113,761	1,749,891
Long-term debt	3,000,870	2,985,716
Deferred income taxes	319,396	322,036
Noncurrent income tax payable	47,964	52,000
Other liabilities	542,615	527,174
Stockholders' equity:
Total stockholders' equity	3,089,527	3,032,660
Total liabilities and stockholders' equity	$9,114,133	$8,669,477

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Common stock $1 par value	Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive (loss) earnings	Total stockholders' equity
Balance at March 31, 2020	$258,745	$862,747	$(6,143,758)	$8,314,525	$(311,578)	$2,980,681
Net earnings	—	—	—	124,766	—	124,766
Dividends paid ($0.49 per share)	—	—	—	(70,671)	—	(70,671)
Common stock issued for the exercise of share-based awards	23	(1,221)	—	—	—	(1,198)
Stock-based compensation expense	—	4,968	—	—	—	4,968
Other comprehensive earnings, net of tax	—	—	—	—	47,949	47,949
Other, net	—	3,032	—	—	—	3,032
Balance at June 30, 2020	$258,768	$869,526	$(6,143,758)	$8,368,620	$(263,629)	$3,089,527

	Common stock $1 par value	Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive loss	Total stockholders' equity
Balance at March 31, 2019	$258,214	$866,365	$(5,947,562)	$7,851,382	$(190,946)	$2,837,453
Net earnings	—	—	—	198,085	—	198,085
Dividends paid ($0.48 per share)	—	—	—	(69,921)	—	(69,921)
Common stock issued for the exercise of share-based awards	101	(1,702)	—	—	—	(1,601)
Stock-based compensation expense	—	8,435	—	—	—	8,435
Other comprehensive loss, net of tax	—	—	—	—	(17,167)	(17,167)
Other, net	—	(64)	—	51	—	(13)
Balance at June 30, 2019	$258,315	$873,034	$(5,947,562)	$7,979,597	$(208,113)	$2,955,271

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Common stock $1 par value	Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive loss	Total stockholders' equity
Balance at December 31, 2019	$258,552	$869,719	$(6,090,842)	$8,211,257	$(216,026)	$3,032,660
Adoption of ASU 2016-13	—	—	—	(2,112)	—	(2,112)
Net earnings	—	—	—	301,045	—	301,045
Dividends paid ($0.98 per share)	—	—	—	(141,570)	—	(141,570)
Common stock issued for the exercise of share-based awards	216	(11,433)	—	—	—	(11,217)
Stock-based compensation expense	—	8,220	—	—	—	8,220
Common stock acquired	—	—	(52,916)	—	—	(52,916)
Other comprehensive loss, net of tax	—	—	—	—	(47,603)	(47,603)
Other, net	—	3,020	—	—	—	3,020
Balance at June 30, 2020	$258,768	$869,526	$(6,143,758)	$8,368,620	$(263,629)	$3,089,527

	Common stock $1 par value	Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive (loss) earnings	Total stockholders' equity
Balance at December 31, 2018	$257,822	$886,016	$(5,947,562)	$7,815,486	$(243,096)	$2,768,666
Net earnings	—	—	—	303,790	—	303,790
Dividends paid ($0.96 per share)	—	—	—	(139,730)	—	(139,730)
Common stock issued for the exercise of share-based awards	493	(21,702)	—	—	—	(21,209)
Stock-based compensation expense	—	16,617	—	—	—	16,617
Other comprehensive earnings, net of tax	—	—	—	—	34,983	34,983
Other, net	—	(7,897)	—	51	—	(7,846)
Balance at June 30, 2019	$258,315	$873,034	$(5,947,562)	$7,979,597	$(208,113)	$2,955,271

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Operating Activities:
Net earnings	$301,045	$303,790
Adjustments to reconcile net earnings to cash from operating activities:
Loss on assets held for sale	—	46,946
Depreciation and amortization	136,355	135,507
Stock-based compensation expense	8,220	16,617
Gain on sale of a business	(5,770)	—
Other, net	(9,021)	(5,373)
Cash effect of changes in assets and liabilities:
Accounts receivable, net	73,317	(63,228)
Inventories	(80,883)	(93,554)
Prepaid expenses and other assets	(12,975)	(23,359)
Accounts payable	(72,009)	(7,128)
Accrued compensation and employee benefits	(63,621)	(50,246)
Accrued expenses and other liabilities	55,736	(20,915)
Accrued and deferred taxes, net	17,278	(5,824)
Net cash provided by operating activities	347,672	233,233
Investing Activities:
Additions to property, plant and equipment	(79,171)	(91,092)
Acquisitions, net of cash acquired	(238,839)	(215,304)
Proceeds from sale of property, plant and equipment	2,886	2,633
Proceeds from sale of businesses	16,850	24,218
Other	—	(7,900)
Net cash used in investing activities	(298,274)	(287,445)
Financing Activities:
Repurchase of common stock	(52,916)	—
Change in notes payable	420,300	137,350
Dividends paid to stockholders	(141,570)	(139,730)
Payments to settle employee tax obligations on exercise of share-based awards	(11,217)	(21,209)
Other	(1,101)	(940)
Net cash provided by (used in) financing activities	213,496	(24,529)
Effect of exchange rate changes on cash and cash equivalents	(11,115)	3,846
Net increase (decrease) in cash and cash equivalents	251,779	(74,895)
Cash and cash equivalents at beginning of period	397,253	396,221
Cash and cash equivalents at end of period	$649,032	$321,326

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
At June 30, 2020, we estimated that $155 million in revenue is expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. We expect to recognize approximately 76% of our unsatisfied (or partially unsatisfied) performance obligations as revenue through 2021, with the remaining balance to be recognized in 2022 and thereafter.

The following table provides information about contract assets and contract liabilities from contracts with customers:

	June 30, 2020	December 31, 2019	January 1, 2019
Contract assets	$16,423	$14,894	$9,330
Contract liabilities - current	78,258	44,001	36,461
Contract liabilities - non-current	12,247	9,121	9,382

The revenue recognized during the six months ended June 30, 2020 and 2019 that was included in contract liabilities at the beginning of the period amounted to $26,113 and $27,701, respectively.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
3. Acquisitions

2020 Acquisitions

During the six months ended June 30, 2020, the Company acquired three businesses in separate transactions for total consideration of $238,839, net of cash acquired. These businesses were acquired to complement and expand upon existing operations within the Imaging & Identification, Engineered Products, and Pumps & Process Solutions segments. The goodwill recorded as a result of these acquisitions represents the economic benefits expected to be derived from product line expansions and operational synergies. Goodwill in the amount of $33,159 is deductible for income tax purposes and goodwill in the amount of $112,178 is non-deductible for income tax purposes for these acquisitions.

On April 30, 2020, the Company acquired 100% of the voting stock of Em-tec GmbH ("Em-tec"), a leading designer and manufacturer of flow measurement devices that serve a wide array of medical and biopharmaceutical applications for $30,396, net of cash acquired. The Em-tec acquisition further expands the Company's reach into biopharma and other hygienic applications and enhances its portfolio of flow control technologies within the Pumps & Process Solutions segment. In connection with this acquisition, the Company recorded goodwill of $19,572 and intangible assets of $8,344, primarily related to customer intangibles.

On February 18, 2020, the Company acquired 100% of the voting stock of So. Cal. Soft-Pak, Incorporated ("Soft-Pak") Software Solutions, a leading specialized provider of integrated back office, route management and customer relationship management software solutions to the waste and recycling fleet industry for $45,500, net of cash acquired. The Soft-Pak acquisition strengthens the digital offerings within the Engineered Products segment. In connection with this acquisition, the Company recorded goodwill of $33,159 and intangible assets of $12,800, primarily related to customer intangibles.

On January 24, 2020, the Company acquired 100% of the voting stock of Sys-Tech Solutions, Inc. ("Systech"), a leading provider of product traceability, regulatory compliance and brand-protection software and solutions to pharmaceutical and consumer products manufacturers, for $162,943, net of cash acquired. The Systech acquisition strengthens the portfolio of solutions offered by the Imaging & Identification segment. In connection with this acquisition, the Company recorded goodwill of $92,606 and intangible assets of $76,100, primarily related to customer intangibles.

The following presents the preliminary allocation of purchase price to the assets acquired and liabilities assumed, based on their estimated fair values at their acquisition dates:

Total
Current assets, net of cash acquired	$25,699
Property, plant and equipment	3,783
Goodwill	145,337
Intangible assets	97,244
Current liabilities	(18,380)
Other liabilities	(14,844)
Net assets acquired	$238,839

The amounts assigned to goodwill and major intangible asset classifications were as follows:

	Amount allocated	Useful life (in years)
Goodwill - tax deductible	$33,159	na
Goodwill - non deductible	112,178	na
Customer intangibles	79,295	12
Trademarks	6,171	15
Other intangibles	11,778	6	-	9
	$242,581

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
2019 Acquisitions

During the six months ended June 30, 2019, the Company acquired two businesses in separate transactions for total consideration of $215,304, net of cash acquired. These businesses were acquired to complement and expand upon existing operations within the Fueling Solutions and Pumps & Process Solutions segment. The goodwill recorded as a result of these acquisitions represents the economic benefits expected to be derived from product line expansions and operational synergies. The goodwill is deductible for U.S. income tax purposes for these acquisitions.

On May 7, 2019, the Company acquired the assets of the All-Flo Pump Company, Limited business ("All-Flo"), a growing manufacturer of specialty pumps for $39,954. The All-Flo acquisition strengthens Dover's position in the growing market for air-operated double-diaphragm pumps within the Pumps & Process Solutions segment. The Company recorded goodwill of $20,951 and intangible assets of $14,980. The intangible assets are being amortized over 13 to 15 years.

On January 25, 2019, the Company acquired the assets of Belanger, Inc. ("Belanger"), a leading full-line car wash equipment manufacturer for $175,350, net of cash acquired. The Belanger acquisition strengthens Dover's position in the vehicle wash business within the Fueling Solutions segment. In connection with this acquisition, the Company recorded goodwill of $98,084 and intangible assets of $77,000, primarily related to customer intangibles. The intangible assets are being amortized over 9 to 15 years.

Pro Forma Information

The following unaudited pro forma information illustrates the impact of 2020 and 2019 acquisitions on the Company’s revenue and earnings from operations for the three and six months ended June 30, 2020 and 2019, respectively.
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

The unaudited pro forma effects for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
As reported	$1,499,175	$1,810,706	$3,155,114	$3,535,463
Pro forma	1,502,018	1,828,174	3,165,053	3,575,903
Net earnings:
As reported	$124,766	$198,085	$301,045	$303,790
Pro forma	128,377	198,659	308,844	304,881

4. Disposed Operations

Management evaluates Dover's businesses periodically for their strategic fit within its operations and may from time to time sell or discontinue certain operations for various reasons.

2020

On March 6, 2020, the Company completed the sale of the Chino, California branch of The AMS Group ("AMS Chino"), a wholly owned subsidiary of the Company. The Company recognized total consideration of $15,400, which included a working capital adjustment recognized in the second quarter to be paid in the third quarter of 2020. This sale resulted in a pre-tax gain on sale of $5,770 included within the Condensed Consolidated Statements of Earnings and within the Refrigeration & Food Equipment Segment for the six months ended June 30, 2020. The sale does not represent a strategic shift that will have a major effect on operations and financial results and, therefore, did not qualify for presentation as a discontinued operation.

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

5. Inventories

	June 30, 2020	December 31, 2019
Raw materials	$510,602	$467,912
Work in progress	177,100	162,670
Finished goods	312,202	280,051
Subtotal	999,904	910,633
Less reserves	(113,932)	(104,492)
Total	$885,972	$806,141

6. Property, Plant and Equipment, net

	June 30, 2020	December 31, 2019
Land	$57,857	$56,583
Buildings and improvements	541,860	527,192
Machinery, equipment and other	1,687,048	1,648,354
Property, plant and equipment, gross	2,286,765	2,232,129
Accumulated depreciation	(1,428,491)	(1,389,811)
Property, plant and equipment, net	$858,274	$842,318

Depreciation expense totaled $33,365 and $33,031 for the three months ended June 30, 2020 and 2019, respectively. For the six months ended June 30, 2020 and 2019, depreciation expense was $67,920 and $65,219, respectively.
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

2020
Beginning Balance, January 1,	$29,381
Adoption of ASU 2016-13, cumulative-effect adjustment to retained earnings	2,706
Provision for expected credit losses	8,545
Amounts written off charged against the allowance	(1,490)
Other, including dispositions and foreign currency translation	(317)
Ending balance, June 30	$38,825

8. Goodwill and Other Intangible Assets
The changes in the carrying value of goodwill by reportable operating segments were as follows:

	Engineered Products	Fueling Solutions	Imaging & Identification	Pumps & Process Solutions	Refrigeration & Food Equipment	Total
Balance at December 31, 2019	$636,571	$873,381	$977,069	$750,627	$545,699	$3,783,347
Acquisitions	33,159	—	92,606	19,572	—	145,337
Disposition of business	—	—	—	—	(2,597)	(2,597)
Foreign currency translation	390	(10,775)	3,722	237	190	(6,236)
Balance at June 30, 2020	$670,120	$862,606	$1,073,397	$770,436	$543,292	$3,919,851

During the six months ended June 30, 2020, the Company recorded additions of $145,337 to goodwill as a result of the acquisitions within the Engineered Products, Imaging & Identification, and Pumps & Process Solutions segments discussed in Note 3 — Acquisitions. During the six months ended June 30, 2020, the Company disposed of $2,597 of the Refrigeration & Food Equipment segment goodwill as a result of the sale of a business as discussed in Note 4 — Disposed Operations.

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

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
The Company’s definite-lived and indefinite-lived intangible assets by major asset class were as follows:

	June 30, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Customer intangibles	$1,491,875	$764,239	$727,636	$1,410,636	$714,566	$696,070
Trademarks	224,109	93,667	130,442	218,064	85,791	132,273
Patents	160,200	136,491	23,709	159,376	133,677	25,699
Unpatented technologies	166,681	104,655	62,026	154,505	99,276	55,229
Distributor relationships	82,196	47,159	35,037	82,779	44,202	38,577
Drawings & manuals	27,327	23,381	3,946	27,500	22,403	5,097
Other	23,508	18,114	5,394	22,355	16,939	5,416
Total	2,175,896	1,187,706	988,190	2,075,215	1,116,854	958,361
Unamortized intangible assets:
Trademarks	96,644	—	96,644	96,653	—	96,653
Total intangible assets, net	$2,272,540	$1,187,706	$1,084,834	$2,171,868	$1,116,854	$1,055,014

Amortization expense was $34,238 and $34,738, respectively, including acquisition-related intangible amortization of $33,829 and $34,219 for the three months ended June 30, 2020 and 2019, respectively. For the six months ended June 30, 2020 and 2019, amortization expense was $68,435 and $70,288, respectively, including acquisition-related intangible amortization of $67,646 and $69,374, respectively.

9. Restructuring Activities

The Company's restructuring charges by segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Engineered Products	$4,160	$1,122	$4,518	$1,201
Fueling Solutions	911	1,776	2,386	2,514
Imaging & Identification	(522)	1,386	(266)	1,677
Pumps & Process Solutions	4,706	501	8,552	882
Refrigeration & Food Equipment	2,213	227	2,773	1,639
Corporate	816	726	1,662	761
Total	$12,284	$5,738	$19,625	$8,674

These amounts are classified in the Condensed Consolidated Statements of Earnings as follows:
Cost of goods and services	$7,557	$1,183	$9,099	$2,362
Selling, general and administrative expenses	4,727	4,555	10,526	6,312
Total	$12,284	$5,738	$19,625	$8,674

The restructuring expenses of $12,284 and $19,625 incurred during the three and six months ended June 30, 2020, respectively, were a result of restructuring programs initiated primarily in 2020. Restructuring expense was comprised primarily of new actions in response to lower demand driven by COVID-19 and continuing broad-based selling, general and administrative expense reduction initiatives and broad-based operational efficiency initiatives focusing on footprint consolidation, and operational optimization and IT centralization. Additional programs, beyond the scope of the announced programs, may be implemented during 2020 with related restructuring charges.

The $12,284 of restructuring charges incurred during the second quarter of 2020 primarily included the following items:
•The Engineered Products segment recorded $4,160 of restructuring charges principally related to headcount reductions.

•The Fueling Solutions segment recorded $911 of restructuring charges primarily due to facility restructuring costs.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

•The Imaging & Identification segment recorded a restructuring benefit of $522 principally related to updated headcount reduction estimates.

•The Pumps & Process Solutions segment recorded $4,706 of restructuring expense primarily due to headcount reductions and facility restructuring costs.

•The Refrigeration & Food Equipment segment recorded $2,213 of restructuring expense primarily due to headcount reductions and facility restructuring costs.

•Corporate recorded $816 of restructuring charges primarily related to headcount reductions and associated exit costs related to IT centralization initiatives.

The Company’s severance and exit accrual activities were as follows:

	Severance	Exit		Total
Balance at December 31, 2019	$13,751	$2,639		$16,390
Restructuring charges	13,714	5,911		19,625
Payments	(17,070)	(2,293)		(19,363)
Other, including foreign currency translation	372	(4,045)	(1)	(3,673)
Balance at June 30, 2020	$10,767	$2,212		$12,979
(1) Other activity in exit reserves primarily represents the non-cash write-off of certain long-lived assets in connection with certain facility closures.

10. Borrowings

Borrowings consisted of the following:

	June 30, 2020	December 31, 2019
Short-term
Commercial paper	$505,000	$84,700
Notes payable	$505,000	$84,700

		Carrying amount (1)
	Principal	June 30, 2020	December 31, 2019
Long-term
3.15% 10-year notes due November 15, 2025	$400,000	$396,379	$396,042
1.25% 10-year notes due November 9, 2026 (euro-denominated)	€600,000	665,896	658,089
0.750% 8-year notes due November 4, 2027 (euro denominated)	€500,000	554,458	548,008
6.65% 30-year debentures due June 1, 2028	$200,000	199,205	199,155
2.950% 10-year notes due November 4, 2029	$300,000	296,460	296,270
5.375% 30-year debentures due October 15, 2035	$300,000	296,185	296,060
6.60% 30-year notes due March 15, 2038	$250,000	247,996	247,939
5.375% 30-year notes due March 1, 2041	$350,000	344,291	344,153
Total long-term debt		$3,000,870	$2,985,716
(1) Carrying amount is net of unamortized debt discount and deferred debt issuance costs. Total unamortized debt discounts were
$18.0 million and $18.9 million as of June 30, 2020 and December 31, 2019, respectively. Total deferred debt issuance costs were $15.3 million and $16.2 million as of June 30, 2020 and December 31, 2019, respectively.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
As of June 30, 2020, the Company maintained a $1.0 billion five-year unsecured revolving credit facility (the "Credit Agreement") with a syndicate of banks which expires on October 4, 2024. The Company uses the Credit Agreement principally as liquidity back-up for its commercial paper program. On March 16, 2020, the Company borrowed $500 million under the Credit Agreement. Proceeds from the borrowing were used to repay all of the Company's outstanding commercial paper and for general corporate purposes. As of June 30, 2020, the Company repaid the $500 million borrowed under the Credit Agreement by resumed commercial paper borrowings.

On May 6, 2020, the Company entered into a $450.0 million 364-day revolving credit facility (the "Short-term Credit Agreement") with a syndicate of banks which expires on May 5, 2021. The Short-term Credit Agreement is intended to be used primarily for working capital and general corporate purposes. The Company may elect to have loans under the Short-term Credit Agreement which bear interest at a base rate plus a specified applicable margin. The Short-term Credit Agreement requires the Company to pay a facility fee and imposes various restrictions on the Company such as, among other things, a requirement to maintain a minimum interest coverage ratio of EBITDA to consolidated net interest expense of not less than 3.0 to 1. The Company has not undertaken any borrowings under this facility.

The Company was in compliance with all covenants in the Credit Agreement, the Short-term Credit Agreement, and other long-term debt covenants at June 30, 2020 and had an interest coverage ratio of consolidated EBITDA to consolidated net interest expense of 10.7 to 1.

As of June 30, 2020, the Company had approximately $174.7 million outstanding in letters of credit, surety bonds, and performance and other guarantees which expire on various dates through 2029. These letters of credit and bonds are primarily issued as security for insurance, warranty and other performance obligations. In general, we would only be liable for the amount of these guarantees in the event of default in the performance of our obligations.

11. Financial Instruments

Derivatives

The Company is exposed to market risk for changes in foreign currency exchange rates due to the global nature of its operations and certain commodity risks. In order to manage these risks, the Company has hedged portions of its forecasted sales and purchases to occur within the next twelve months that are denominated in non-functional currencies, with currency forward contracts designated as cash flow hedges. At June 30, 2020 and December 31, 2019, the Company had contracts with total notional amounts of $157,510 and $179,580, respectively, to exchange currencies, principally Euro, Pound Sterling, Swedish Krona, Chinese Yuan, Canadian Dollar, and Swiss Franc. The Company believes it is probable that all forecasted cash flow transactions will occur.

In addition, the Company had outstanding contracts with a total notional amount of $91,419 and $79,707 as of June 30, 2020 and December 31, 2019, respectively, that are not designated as hedging instruments. These instruments are used to reduce the Company's exposure for operating receivables and payables that are denominated in non-functional currencies. Gains and losses on these contracts are recorded in other income, net in the Condensed Consolidated Statements of Earnings.

The following table sets forth the fair values of derivative instruments held by the Company as of June 30, 2020 and December 31, 2019 and the balance sheet lines in which they are recorded:

	Fair Value Asset (Liability)
	June 30, 2020	December 31, 2019	Balance Sheet Caption
Foreign currency forward	$1,792	$2,892	Prepaid and other current assets
Foreign currency forward	(2,112)	(476)	Other accrued expenses

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

Amounts recognized in other comprehensive earnings for the gains (losses) on net investment hedges were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Loss on euro-denominated debt	$(36,904)	$(4,710)	$(13,280)	$(1,153)
Tax benefit	8,028	989	2,889	242
Net loss on net investment hedges, net of tax	$(28,876)	$(3,721)	$(10,391)	$(911)

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

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
	Level 2	Level 2
Assets:
Foreign currency cash flow hedges	$1,792	$2,892
Liabilities:
Foreign currency cash flow hedges	2,112	476

In addition to fair value disclosure requirements related to financial instruments carried at fair value, accounting standards require interim disclosures regarding the fair value of all of the Company’s financial instruments.

The estimated fair value of long-term debt, net at June 30, 2020 and December 31, 2019, was $3,421,108 and $3,322,033, respectively. The estimated fair value of long-term debt is based on quoted market prices for similar instruments and is, therefore, classified as Level 2 within the fair value hierarchy.

The carrying values of cash and cash equivalents, trade receivables, accounts payable and notes payable are reasonable estimates of their fair values as of June 30, 2020 and December 31, 2019 due to the short-term nature of these instruments.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
12. Income Taxes

The effective tax rates for the three months ended June 30, 2020 and 2019 were 20.4% and 20.7%, respectively. The decrease in the effective tax rate for the three months ended June 30, 2020 relative to the prior comparable period is primarily driven by favorable audit settlements.

The effective tax rates for the six months ended June 30, 2020 and 2019 were 18.7% and 21.7%, respectively. The decrease in the effective tax rate for the six months ended June 30, 2020 relative to the prior comparable period is primarily driven by the favorable audit settlements and the impact of the exclusion of capital loss on the sale of Finder under local law in 2019.

Dover and its subsidiaries file tax returns in the U.S., including various state and local returns, and in other foreign jurisdictions. We believe adequate provision has been made for all income tax uncertainties. The Company is routinely audited by taxing authorities in its filing jurisdictions, and a number of these audits are currently underway. The Company believes that within the next twelve months uncertain tax positions may be resolved and statutes of limitations will expire, which could result in a decrease in the gross amount of unrecognized tax benefits of approximately zero to $9.6 million.

13. Equity Incentive Program

The Company typically grants equity awards annually at its regularly scheduled first quarter meeting of the Compensation Committee of the Board of Directors. During the six months ended June 30, 2020, the Company issued stock-settled appreciation rights ("SARs") covering 390,780 shares, performance share awards of 49,056 and restricted stock units ("RSUs") of 79,024.

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

The performance share awards granted in 2020 are market condition awards as attainment is based on Dover's performance relative to its peer group (companies listed under the S&P 500 Industrials sector) for the relevant performance period. The performance period and vesting period for these awards is approximately three years. These awards were valued on the date of grant using the Monte Carlo simulation model (a binomial lattice-based valuation model), and are generally recognized ratably over the vesting period, and the fair value is not subject to change based on future market conditions. The assumptions used in determining the fair value of the performance shares granted in 2020 were as follows:

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

The fair value and average attainment used in determining stock-based compensation cost for the performance shares issued in 2019 is as follows for the six months ended June 30, 2020:

Performance Shares
2019
Fair value per share at date of grant	$91.20
Average attainment rate reflected in expense	205.54%

The Company also has granted RSUs, and the fair value of these awards was determined using Dover's closing stock price on the date of grant.

Stock-based compensation is reported within selling, general and administrative expenses in the Condensed Consolidated Statements of Earnings. The following table summarizes the Company’s compensation expense relating to all stock-based incentive plans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Pre-tax stock-based compensation expense	$4,968	$8,435	$8,220	$16,617
Tax benefit	(619)	(498)	(968)	(1,546)
Total stock-based compensation expense, net of tax	$4,349	$7,937	$7,252	$15,071

14. Commitments and Contingent Liabilities

Litigation

Certain of the Company’s subsidiaries are involved in legal proceedings relating to the cleanup of waste disposal sites identified under federal and state statutes that provide for the allocation of such costs among "potentially responsible parties." In each instance, the extent of the Company’s liability appears to be very small in relation to the total projected expenditures and the number of other "potentially responsible parties" involved and is anticipated to be immaterial to the Company. In addition, certain of the Company’s subsidiaries are involved in ongoing remedial activities at certain current and former plant sites, in cooperation with regulatory agencies, and appropriate estimated liabilities have been established. At June 30, 2020 and December 31, 2019, the Company had estimated liabilities totaling $31,892 and $30,608, respectively, for environmental and other matters, including private party claims for exposure to hazardous substances that are probable and estimable.

The Company and certain of its subsidiaries are also parties to a number of other legal proceedings incidental to their businesses. These proceedings primarily involve claims by private parties alleging injury arising out of use of the Company’s products, patent infringement, employment matters, and commercial disputes. Management and legal counsel, at least quarterly, review the probable outcome of such proceedings, the costs and expenses reasonably expected to be incurred and currently

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
accrued to-date, and the availability and extent of insurance coverage. The Company has estimated liabilities for legal matters that are probable and estimable, and at June 30, 2020 and December 31, 2019, these estimated liabilities were not significant. While it is not possible at this time to predict the outcome of these legal actions, in the opinion of management, based on the aforementioned reviews, the Company is not currently involved in any legal proceedings which, individually or in the aggregate, could have a material effect on its financial position, results of operations, or cash flows.

Warranty Accruals

Estimated warranty program claims are provided for at the time of sale of the Company's products. Amounts provided for are based on historical costs and adjusted for new claims and are included within other accrued expenses and other liabilities in the Condensed Consolidated Balance Sheet. The changes in the carrying amount of product warranties through June 30, 2020 and 2019, were as follows:

	2020	2019
Beginning Balance, December 31 of the Prior Year	$49,116	$50,073
Provision for warranties	25,341	29,364
Settlements made	(28,104)	(31,173)
Other adjustments, including acquisitions and currency translation	(455)	(632)
Ending balance, June 30	$45,898	$47,632

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

Qualified Defined Benefits

	Three Months Ended June 30,				Six Months Ended June 30,
	U.S. Plan		Non-U.S. Plans		U.S. Plan		Non-U.S. Plans
	2020	2019	2020	2019	2020	2019	2020	2019
Service cost	$1,706	$1,754	$1,295	$1,291	$3,412	$3,508	$2,588	$2,836
Interest cost	4,068	4,756	796	1,207	8,136	9,513	1,621	2,448
Expected return on plan assets	(7,869)	(8,534)	(1,637)	(1,608)	(15,738)	(17,068)	(3,314)	(3,126)
Amortization:
Prior service cost (credit)	57	76	(120)	(138)	114	151	(239)	(196)
Recognized actuarial loss	1,884	—	735	708	3,768	—	1,476	1,525
Net periodic (income) expense	$(154)	$(1,948)	$1,069	$1,460	$(308)	$(3,896)	$2,132	$3,487

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
Non-Qualified Supplemental Benefits

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Service cost	$318	$486	$636	$971
Interest cost	442	668	883	1,335
Amortization:
Prior service cost	424	703	848	1,406
Recognized actuarial gain	(465)	(570)	(929)	(1,140)
Net periodic expense	$719	$1,287	$1,438	$2,572

Post-Retirement Benefit Plans

The Company also maintains post-retirement benefit plans, although these plans are closed to new entrants. The supplemental and post-retirement benefit plans are supported by the general assets of the Company. The following table sets forth the components of the Company’s net periodic expense relating to its post-retirement benefit plans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Service cost	$5	$5	$10	$10
Interest cost	61	78	121	156
Amortization:
Prior service cost	4	3	7	7
Recognized actuarial gain	(4)	(16)	(8)	(35)
Net periodic expense	$66	$70	$130	$138

The total amount amortized out of accumulated other comprehensive earnings into net periodic pension and post-retirement expense totaled $2,515 and $766 for the three months ended June 30, 2020 and 2019, respectively, and $5,037 and $1,718 for the six months ended June 30, 2020 and 2019, respectively.

Defined Contribution Retirement Plans

The Company also offers defined contribution retirement plans which cover the majority of its U.S. employees, as well as employees in certain other countries. The Company’s expense relating to defined contribution plans was $12,493, and $13,247 for the three months ended June 30, 2020 and 2019, respectively, and $26,541 and $26,153 for the six months ended June 30, 2020 and 2019.

16. Other Comprehensive Earnings

The amounts recognized in other comprehensive (loss) earnings were as follows:

	Three Months Ended			Three Months Ended
	June 30, 2020			June 30, 2019
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$36,541	$8,028	$44,569	$(14,967)	$989	$(13,978)
Pension and other post-retirement benefit plans	2,515	(421)	2,094	766	(177)	589
Changes in fair value of cash flow hedges	1,651	(365)	1,286	(4,780)	1,002	(3,778)
Total other comprehensive (loss) earnings	$40,707	$7,242	$47,949	$(18,981)	$1,814	$(17,167)

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

	Six Months Ended			Six Months Ended
	June 30, 2020			June 30, 2019
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$(51,874)	$2,889	$(48,985)	$34,819	$242	$35,061
Pension and other post-retirement benefit plans	5,037	(989)	4,048	1,718	(382)	1,336
Changes in fair value of cash flow hedges	(3,423)	757	(2,666)	(1,787)	373	(1,414)
Total other comprehensive (loss) earnings	$(50,260)	$2,657	$(47,603)	$34,750	$233	$34,983

Total comprehensive earnings were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net earnings	$124,766	$198,085	$301,045	$303,790
Other comprehensive (loss) earnings	47,949	(17,167)	(47,603)	34,983
Comprehensive earnings	$172,715	$180,918	$253,442	$338,773

Amounts reclassified from accumulated other comprehensive loss to earnings during the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Foreign currency translation:
Reclassification of foreign currency translation losses to earnings for assets held for sale	$—	$—	$—	$25,339
Tax benefit	—	—	—	—
Net of tax	$—	$—	$—	$25,339
Pension and other postretirement benefit plans:
Amortization of actuarial losses	$2,150	$122	$4,307	$350
Amortization of prior service costs	365	644	730	1,368
Total before tax	2,515	766	5,037	1,718
Tax benefit	(421)	(177)	(989)	(382)
Net of tax	$2,094	$589	$4,048	$1,336
Cash flow hedges:
Net losses (gains) reclassified into earnings	$(752)	$(524)	$668	$(815)
Tax (benefit) provision	158	108	(140)	169
Net of tax	$(594)	$(416)	$528	$(646)

The reclassification of foreign currency translation losses to earnings during the six months ended June 30, 2019 relates to the sale of Finder. See Note 4 — Disposed Operations for further details.

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

Segment financial information and a reconciliation of segment results to consolidated results was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
Engineered Products	$342,380	$429,928	$750,540	$848,779
Fueling Solutions	326,495	390,586	686,477	763,636
Imaging & Identification	227,977	266,588	484,742	534,942
Pumps & Process Solutions	309,095	338,924	628,631	669,143
Refrigeration & Food Equipment	293,527	385,474	605,440	720,117
Intra-segment eliminations	(299)	(794)	(716)	(1,154)
Total consolidated revenue	$1,499,175	$1,810,706	$3,155,114	$3,535,463
Net earnings:
Segment earnings (EBIT): (1)
Engineered Products	$47,702	$77,129	$116,796	$144,248
Fueling Solutions	47,214	52,637	100,712	89,867
Imaging & Identification	38,046	54,641	89,528	110,596
Pumps & Process Solutions (2)	67,702	76,278	133,781	91,269
Refrigeration & Food Equipment(3)	11,459	44,375	34,988	69,182
Total segment earnings (EBIT)	212,123	305,060	475,805	505,162
Corporate expense / other (4)	27,311	24,512	51,408	55,378
Interest expense	28,711	31,754	55,979	63,562
Interest income	(728)	(945)	(1,911)	(1,835)
Earnings before provision for income taxes	156,829	249,739	370,329	388,057
Provision for income taxes	32,063	51,654	69,284	84,267
Net earnings	$124,766	$198,085	$301,045	$303,790
(1) Segment earnings (EBIT) includes non-operating income and expense directly attributable to the segments. Non-operating income and expense includes gain on sale of a business and other income, net.
(2) The six months ended June 30, 2019 includes a $46,946 loss on assets held for sale for Finder.
(3) The three and six months ended June 30, 2020 include a $781 expense and a $5,770 net gain on the sale of AMS Chino, respectively. The three and six months ended June 30, 2020 also include a $3,640 write-off of assets.
(4) Certain expenses are maintained at the corporate level and not allocated to the segments. These expenses include executive and functional compensation costs, non-service pension costs, non-operating insurance expenses, shared business services overhead costs, deal related expenses and various administrative expenses relating to the corporate headquarters.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
The following table presents revenue disaggregated by geography based on the location of the Company's customer:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue by geography	2020	2019	2020	2019
United States	$852,999	$960,906	$1,809,639	$1,880,798
Europe	320,076	405,274	681,242	807,919
Asia	164,009	198,278	318,284	394,628
Other Americas	112,995	178,216	242,044	316,334
Other	49,096	68,032	103,905	135,784
Total	$1,499,175	$1,810,706	$3,155,114	$3,535,463
18. Share Repurchases

In February 2018, the Company's Board of Directors approved a standing share repurchase authorization, whereby the Company may repurchase up to 20 million shares of its common stock through December 31, 2020. This share repurchase authorization replaced the January 2015 share repurchase authorization.

In the first quarter of 2020, the Company repurchased 548,659 shares of common stock at a total cost of $52,916, or $96.45 per share. The Company suspended share repurchases in the second quarter due to business uncertainty related to COVID-19 which resulted in no repurchases under the February 2018 authorization during the three months ended June 30, 2020. The Company lifted this suspension beginning in the second half of the year. There were no share repurchases during the three and six months ended June 30, 2019.

As of June 30, 2020, 7,811,385 shares remain authorized for repurchase under the February 2018 share repurchase authorization.

19. Earnings per Share

The following table sets forth a reconciliation of the information used in computing basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net earnings	$124,766	$198,085	$301,045	$303,790
Basic earnings per common share:
Net earnings	$0.87	$1.36	$2.09	$2.09
Weighted average shares outstanding	143,955,000	145,366,000	144,107,000	145,227,000
Diluted earnings per common share:
Net earnings	$0.86	$1.35	$2.07	$2.07
Weighted average shares outstanding	144,995,000	147,179,000	145,359,000	147,041,000

The following table is a reconciliation of the share amounts used in computing earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Weighted average shares outstanding - Basic	143,955,000	145,366,000	144,107,000	145,227,000
Dilutive effect of assumed exercise of SARs and vesting of performance shares and RSUs	1,040,000	1,813,000	1,252,000	1,814,000
Weighted average shares outstanding - Diluted	144,995,000	147,179,000	145,359,000	147,041,000

Diluted earnings per share amounts are computed using the weighted average number of common shares outstanding and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of SARs and vesting of performance shares and RSUs, as determined using the treasury stock method.

The weighted average number of anti-dilutive potential common shares excluded from the calculation above were approximately 121,000 and 30,000 for the three months ended June 30, 2020 and 2019, respectively, and 130,000 and 1,200 for the six months ended June 30, 2020 and 2019, respectively.

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

On March 11, 2020, the World Health Organization declared the outbreak of the novel coronavirus ("COVID-19") a pandemic. The COVID-19 outbreak and associated counter-acting measures implemented by governments around the world, as well as increased business uncertainty, had an adverse impact on our financial results for the three and six months ended June 30, 2020. The outlook in many of our markets remains uncertain and the pandemic is likely to continue negatively impacting levels of commercial activity and our results. Based on improving sequential revenue and bookings trends in the second quarter, we anticipate that activity will improve in the third quarter. However, we do not expect to return to normal levels or growth for the remainder of the year across most of our impacted businesses.

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

In the second quarter of 2020, revenue was $1.5 billion, which decreased $311.5 million, or 17.2%, as compared to the second quarter of 2019. This was driven by an organic revenue decline of 16.0%, an unfavorable impact from foreign currency translation of 1.2% and a 0.7% impact due to dispositions. This decline was partially offset by acquisition-related revenue growth of 0.7%.

The 16.0% organic revenue decline compared to the second quarter of 2019 was broad-based across our segments due to the slowing demand environment in many of our end-markets driven by the global response to the outbreak of COVID-19. The Refrigeration & Food Equipment segment experienced organic revenue decline of 20.2% on weaker demand for commercial foodservice equipment and postponement of store remodels and shipments in food retail, while the heat exchanger business showed relative resilience. The Engineered Products segment had a decline in organic revenue of 20.1% primarily as a result of significantly weaker demand in our vehicle service, industrial automation and fluid dispensing businesses, while aerospace & defense and waste handling showed relative resilience. The Fueling Solutions segment saw a decline in organic revenue of 14.8% driven by slowing demand in retail fueling markets in Europe and Asia, as well as weaker activity in the transportation and vehicle wash markets, partially offset by strong Europay, Mastercard, and Visa ("EMV") activity in the North America fueling industry. The Imaging & Identification segment experienced a decline in organic revenue of 14.0% primarily driven by a significant slowdown in the textile digital printing market caused by global disruption in the apparel and fashion markets, while marking and coding showed relative resilience. The Pumps & Process Solutions segment had a decline in organic revenue of 8.8% as a result of slowing demand in the oil & gas and general industrial end-markets, partially offset by strong growth in the biopharma and hygienic markets.

From a geographic perspective, in the second quarter, organic revenue for the U.S., our largest market, declined 10%, while organic revenue in Europe and Asia declined 19% and 14%, respectively, year over year. Organic revenue in all other geographic markets declined 33%. Four out of our five segments experienced declines in U.S. organic sales, while the Fueling Solutions segment grew on the basis of continued demand for EMV-compliant above-ground retail fueling equipment. The decline in Europe in the second quarter was broad-based across all segments as the region faced significant operational and demand headwinds from the COVID-19 pandemic. The decline in Asia was driven mainly by weak activity in India where the lockdown in response to COVID-19 has been broad and prolonged, as well as China where our Fueling Solutions segment, our second largest business in China, faced significant headwinds due to the expiration of the government's double-wall upgrade mandate that drove significant activity in prior years, as well as continued weak demand from the major national oil companies. Three out of our five segments did return to growth in China in the second quarter.

Bookings were $1.4 billion for the three months ended June 30, 2020, a decrease of $402.6 million compared to the prior year period. Included in this result was organic decline of 20.6%, an unfavorable impact from foreign currency translation of 1.7% and a 0.6% impact due to dispositions, partially offset by acquisition-related bookings growth of 0.7%. The decline in organic bookings was broad-based across our segments primarily as a result of the global impact on customer demand from the COVID-19 pandemic. Bookings have improved sequentially in June 2020, which may indicate recovering demand, but remained subdued on a year-over-year basis across most of our businesses. Backlog as of June 30, 2020 was $1.5 billion, an increase from $1.4 billion from the prior year. See definition of bookings and backlog within "Segment Results of Operations".

During the three months ended June 30, 2020, we acquired Em-tec GmbH ("Em-tec") for a purchase price of $30.4 million, net of cash acquired. Em-tec is a leading designer and manufacturer of flow measurement devices that serve a wide array of medical and biopharmaceutical applications and will strengthen the portfolio of our Pumps & Process Solutions segment, particularly in the biopharma end-market.

Rightsizing charges included restructuring costs of $12.3 million and other costs of $4.6 million for the three months ended June 30, 2020. Restructuring expense was comprised primarily of new actions taken in response to lower demand driven by COVID-19 and continuing broad-based selling, general and administrative expense reduction initiatives and broad-based operational efficiency initiatives focusing on footprint consolidation, and operational optimization and IT centralization. These restructuring charges were broad-based across all segments as well as corporate. Other costs were comprised primarily of charges related to the restructuring actions and a $3.6 million write-off of assets in our Refrigeration & Food Equipment segment.

COVID-19 Update

Over the past few months, the COVID-19 pandemic has disrupted the global economy and adversely impacted our business, including demand for our products across multiple end-markets as well as our supply chain and operations. We expect the unfavorable impact will continue in the second half of 2020 as general business and economic uncertainty persists and puts pressure on the level of global business investment. Travel and other restrictions put in place globally in response to the pandemic have impacted operations of our customers and suppliers, as well as the ability of our staff to deliver certain services to our customers. While travel restrictions and lockdown measures around the world are being reduced, the levels of activity in our markets remain subdued relative to average historical levels and we expect continued impact in the second half of 2020, albeit continuing a gradual improving trajectory that began at the end of the second quarter.

Our foremost focus has been on the health and safety of our employees, business partners and customers. Beginning late in the first quarter and continuing into the second quarter, we have operated in accordance with established health and safety protocols across our facilities and have instituted an enhanced health and safety compliance program. More specifically, we modified practices at our manufacturing locations and offices to adhere to guidance from the U.S. Centers for Disease Control and Prevention and local health and governmental authorities in our global network with respect to social distancing, physical separation and personal protective equipment and sanitization, and have restricted the number of employees permitted in common areas at any given time. Further, we enhanced our operational excellence model with robust processes and practices to promote a clean and sanitary working environment, socially distanced operations where possible and a culture of care and responsibility. These practices and processes include procedures for dealing with confirmed COVID-19 cases, compliance auditing, use of personal protective equipment, access control and other protective measures, and manufacturing line and operational interface re-design.

We consider our companies to be essential suppliers to our customers and business partners as we provide products and services on which our customers and broader society rely upon daily to support crucial functions. Therefore most of our U.S. and global facilities have remained substantially operational during the outbreak with enhanced safety protocols to protect the well-being of our employees. Over the course of the second quarter, approximately 85% of our major global facilities (by count) remained fully operational throughout the entire quarter. Certain facilities were either partially or fully closed due to government mandates or in response to pandemic-related reduced demand in certain end-markets such as the commercial refrigeration, vehicle service and apparel and textile printing markets. We have experienced the most prolonged operational restrictions in India, Malaysia, Brazil and Italy, all countries where we have a relatively immaterial manufacturing footprint (except Italy, where we have significant presence in our Imaging & Identification, Engineered Products and Pumps & Process Solutions segments). As of June 30, 2020, approximately 97% of our major global facilities were fully operational.

In order to help mitigate the negative financial impact caused by the pandemic, we have executed and will continue to execute a number of temporary cost savings measures across the portfolio and at our corporate center including employee furloughs, adjustments to variable compensation to reflect current conditions, utilization of governmental job retention subsidies, elimination of non-essential travel and reduction of discretionary spend. We have also significantly reduced our capital spending plan for the year, without deferring strategic ongoing initiatives. In addition, we initiated restructuring actions to drive longer-term cost savings and are proactively managing our working capital.

Beginning in early-to-mid-March 2020, the commercial paper market began to experience very high levels of volatility as a result of COVID 19-related uncertainties. As a result, on March 16, 2020, we borrowed $500 million under our $1 billion revolving credit facility. We subsequently paid off the $500 million using proceeds from commercial paper in the second quarter as volatility in the commercial paper market stabilized and we have resumed borrowing commercial paper. In the spirit of prudent liquidity management, even though we have no long-term debt maturities until 2025, on May 6, 2020 we also entered into a $450.0 million 364-day revolving credit facility which expires on May 5, 2021. We have not drawn down any amounts under this facility. See "Financial Condition - Capitalization" for further discussion.

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

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands, except per share data)	2020	2019	% Change	2020	2019	% Change
Revenue	$1,499,175	$1,810,706	(17.2)%	$3,155,114	$3,535,463	(10.8)%
Cost of goods and services	947,577	1,138,113	(16.7)%	1,991,273	2,239,328	(11.1)%
Gross profit	551,598	672,593	(18.0)%	1,163,841	1,296,135	(10.2)%
Gross profit margin	36.8%	37.1%	(0.3)	36.9%	36.7%	0.2

Selling, general and administrative expenses	366,740	396,634	(7.5)%	753,681	805,100	(6.4)%
Selling, general and administrative expenses as a percent of revenue	24.5%	21.9%	2.6	23.9%	22.8%	1.1
Loss on assets held for sale	—	—	nm*	—	46,946	nm*
Operating earnings	184,858	275,959		410,160	444,089
Interest expense	28,711	31,754	(9.6)%	55,979	63,562	(11.9)%
Interest income	(728)	(945)	(23.0)%	(1,911)	(1,835)	4.1%
Gain on sale of a business	781	—	nm*	(5,770)	—	nm*
Other income, net	(735)	(4,589)	nm*	(8,467)	(5,695)	nm*
Earnings before provision for income taxes	156,829	249,739	(37.2)%	370,329	388,057	(4.6)%
Provision for income taxes	32,063	51,654	(37.9)%	69,284	84,267	(17.8)%
Effective tax rate	20.4%	20.7%	(0.3)	18.7%	21.7%	(3.0)
Net earnings	124,766	198,085	(37.0)%	301,045	303,790	(0.9)%
Net earnings per common share - diluted	$0.86	$1.35	(36.3)%	$2.07	$2.07	—%
* nm - not meaningful

Revenue

Revenue for the three months ended June 30, 2020 decreased $311.5 million, or 17.2%, from the comparable period. Results included an organic revenue decline of 16.0% across all our segments primarily due to the adverse impact of COVID-19 on our global operations resulting in lower volume and demand. Acquisition-related revenue growth of 0.7%, led by our Imaging & Identification and Pumps & Process Solutions segments, was more than offset by an unfavorable impact from foreign currency translation of 1.2% and a 0.7% impact from a disposition within the Refrigeration & Food Equipment segment. Customer pricing favorably impacted revenue by approximately 0.8% in the second quarter of 2020.

Revenue for the six months ended June 30, 2020 decreased $380.3 million, or 10.8%, from the comparable period. The decrease primarily reflects organic revenue decline of 9.5% across all our segments due to the adverse impact of COVID-19. Acquisition-related growth was 0.8% led by our Imaging & Identification and Pumps & Process Solutions segments. This growth was offset by an unfavorable impact from foreign currency translation of 1.4% and a 0.7% impact from dispositions within the Pumps & Process Solutions and Refrigeration & Food Equipment segments. Customer pricing favorably impacted revenue by approximately 0.7% for the six months ended June 30, 2020.

Gross Profit

Gross profit for the three months ended June 30, 2020 decreased $121.0 million, or 18.0% from the comparable period and gross profit margin decreased 30 basis points to 36.8%, primarily due to organic revenue declines of 16.0%, increased material and inflation costs, under-absorption of production fixed overhead and higher restructuring costs, partially offset by favorable business mix, pricing initiatives, benefits from productivity initiatives, restructuring and cost containment actions, including adjusting direct and indirect manufacturing costs to current demand levels and short-term actions to reduce labor costs such as furloughs.

Gross profit for the six months ended June 30, 2020 decreased $132.3 million, or 10.2%, from the comparable period, primarily due to an organic revenue decline of 9.5%, increased material and inflation costs and higher restructuring costs, partially offset by productivity initiatives and restructuring and cost containment actions. Gross profit margin increased by 20 basis points for the six months ended June 30, 2020 from the comparable period primarily due to benefits from productivity initiatives and restructuring and cost containment actions. We are managing production at our operating plants' aggressively to match demand.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2020 decreased $29.9 million, or 7.5%, from the comparable period, primarily due to significant cost reduction actions to offset revenue declines, including a reduction in discretionary spend and adjustments to variable compensation to reflect current conditions, and benefits from rightsizing actions. As a percentage of revenue, selling, general and administrative expenses increased 260 basis points to 24.5% due to the decline in revenue base. As we continue to monitor the impact of COVID-19, we expect the third quarter to require continued actions such as further reducing discretionary spend and headcount to match demand.

Selling, general and administrative expenses for the six months ended June 30, 2020 decreased $51.4 million, or 6.4%, from the comparable period, primarily due to a reduction in discretionary spend and benefits from rightsizing actions, partially offset by higher restructuring charges and a write-off of assets. Selling, general and administrative expenses as a percentage of revenue increased 110 basis points as compared to the prior year comparable period reflecting the decrease in revenue base.

Research and development costs, including qualifying engineering costs, are expensed when incurred and amounted to $34.8 million and $35.2 million for the three months ended June 30, 2020 and 2019, respectively, and $70.3 million and $69.9 million, for the six months ended June 30, 2020 and 2019, respectively. These costs as a percent of revenue were 2.3% and 1.9% for the three months ended June 30, 2020 and 2019, respectively, and 2.2% and 2.0% for the six months ended June 30, 2020 and 2019, respectively.

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

Gain on sale of a business

On March 6, 2020, we sold the Chino, California branch of The AMS Group ("AMS Chino") within the Refrigeration & Food Equipment segment for total cash proceeds of $16.9 million, of which a $1.5 million working capital adjustment was recognized in the second quarter and will be paid in the third quarter, for a net consideration of $15.4 million. A gain of $5.8 million was recognized on this sale. The disposal did not represent a strategic shift in operations and, therefore, did not qualify for presentation as discontinued operations.

Other income, net

Other income, net for the three months ended June 30, 2020 decreased $3.9 million primarily due to foreign exchange losses from the remeasurement of foreign currency denominated balances and decreased earnings from our equity method investments.

Other income, net for the six months ended June 30, 2020 increased $2.8 million primarily due to foreign exchange gains from the remeasurement of foreign currency denominated balances.

Income Taxes

The effective tax rates for the three months ended June 30, 2020 and 2019 were 20.4% and 20.7%, respectively. The decrease in the effective tax rate for the three months ended June 30, 2020 relative to the prior comparable period was primarily driven by favorable audit settlements.

The effective tax rates for the six months ended June 30, 2020 and 2019 were 18.7% and 21.7%, respectively. The decrease in the effective tax rate for the six months ended June 30, 2020 relative to the prior comparable period is primarily driven by the favorable audit settlements and the impact of the exclusion of capital loss on the sale of Finder under local law in 2019.

Dover and its subsidiaries file tax returns in the U.S., including various state and local returns, and in other foreign jurisdictions. We believe adequate provision has been made for all income tax uncertainties. The Company is routinely audited by taxing authorities in its filing jurisdictions, and a number of these audits are currently underway. The Company believes that within the next twelve months uncertain tax positions may be resolved and statutes of limitations will expire, which could result in a decrease in the gross amount of unrecognized tax benefits of approximately zero to $9.6 million.
Net earnings

Net earnings for the three months ended June 30, 2020 decreased 37.0% to $124.8 million, or $0.86 diluted earnings per share, from $198.1 million, or $1.35 diluted earnings per share, from the comparable period. The decrease in net earnings was mainly attributable to reduced volume due to the impact of COVID-19, increased material and inflation costs and higher restructuring costs. The reduction was partially offset by broad-based cost containment actions and benefits from productivity and restructuring actions.

Net earnings for the six months ended June 30, 2020 decreased 0.9% to $301.0 million, or $2.07 diluted earnings per share, from $303.8 million, or $2.07 diluted earnings per share from the comparable period. The decrease in net earnings was primarily due to the impact of COVID-19, increased material and inflation costs, and higher restructuring costs. The decrease in net earnings was partially offset by broad-based cost containment actions, benefits from productivity and restructuring actions, and a loss on assets held for sale of $46.9 million in the prior period.

Rightsizing Activities, which includes Restructuring and Other Costs

During the three and six months ended June 30, 2020, rightsizing activities included restructuring charges of $12.3 million and $19.6 million, respectively, and other costs of $4.6 million and $5.1 million, respectively. Restructuring expense was comprised primarily of new actions taken in response to lower demand driven by COVID-19 and continuing broad-based selling, general and administrative expense reduction initiatives and broad-based operational efficiency initiatives focusing on footprint consolidation and operational optimization and IT centralization. Other costs were comprised primarily of charges related to the restructuring actions and a $3.6 million write-off of assets. These rightsizing charges were recorded in cost of goods and services and selling, general and administrative expenses in the Condensed Consolidated Statement of Earnings. Additional programs beyond the scope of the announced programs may be implemented during 2020 with related restructuring charges.

We recorded the following rightsizing costs for the three and six months ended June 30, 2020:

	Three Months Ended June 30, 2020
(dollars in thousands)	Engineered Products	Fueling Solutions	Imaging & Identification	Pumps & Process Solutions	Refrigeration & Food Equipment	Corporate	Total
Restructuring (GAAP)	$4,160	$911	$(522)	$4,706	$2,213	$816	$12,284
Other costs, net	9	(43)	(5)	(15)	3,803	807	4,556
Rightsizing (Non-GAAP)	$4,169	$868	$(527)	$4,691	$6,016	$1,623	$16,840

	Six Months Ended June 30, 2020
(dollars in thousands)	Engineered Products	Fueling Solutions	Imaging & Identification	Pumps & Process Solutions	Refrigeration & Food Equipment	Corporate	Total
Restructuring (GAAP)	$4,518	$2,386	$(266)	$8,552	$2,773	$1,662	$19,625
Other costs, net	12	(25)	3	(15)	3,947	1,152	5,074
Rightsizing (Non-GAAP)	$4,530	$2,361	$(263)	$8,537	$6,720	$2,814	$24,699

During the three and six months ended June 30, 2019, rightsizing activities included restructuring charges of $5.7 million and $8.7 million, respectively, and other costs of $0.7 million and $1.7 million, respectively. Restructuring expense was related to two significant rightsizing restructuring programs initiated in 2018, comprised primarily of broad-based selling, general and administrative expense reduction and footprint consolidation initiatives. Other costs were comprised primarily of other charges related to the restructuring actions. These rightsizing charges were recorded in cost of goods and services and selling, general and administrative expenses in the Condensed Consolidated Statement of Earnings.

We recorded the following rightsizing costs for the three and six months ended June 30, 2019:

	Three Months Ended June 30, 2019
(dollars in thousands)	Engineered Products	Fueling Solutions	Imaging & Identification	Pumps & Process Solutions	Refrigeration & Food Equipment	Corporate	Total
Restructuring (GAAP)	$1,122	$1,776	$1,386	$501	$227	$726	$5,738
Other costs, net	3	(8)	(118)	402	439	—	718
Rightsizing (Non-GAAP)	$1,125	$1,768	$1,268	$903	$666	$726	$6,456

	Six Months Ended June 30, 2019
(dollars in thousands)	Engineered Products	Fueling Solutions	Imaging & Identification	Pumps & Process Solutions	Refrigeration & Food Equipment	Corporate	Total
Restructuring (GAAP)	$1,201	$2,514	$1,677	$882	$1,639	$761	$8,674
Other costs, net	4	6	(20)	435	1,320	—	1,745
Rightsizing (Non-GAAP)	$1,205	$2,520	$1,657	$1,317	$2,959	$761	$10,419

SEGMENT RESULTS OF OPERATIONS

The summary that follows provides a discussion of the results of operations of each of our five reportable operating segments (Engineered Products, Fueling Solutions, Imaging & Identification, Pumps & Process Solutions, and Refrigeration & Food Equipment). Each of these segments is comprised of various product and service offerings that serve multiple markets. See Note 17 — Segment Information in the Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q for a reconciliation of segment revenue and earnings to our consolidated revenue and net earnings. For further information, see "Non-GAAP Disclosures" at the end of this Item 2.

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

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2020	2019	% Change	2020	2019	% Change
Revenue	$342,380	$429,928	(20.4)%	$750,540	$848,779	(11.6)%

Segment earnings (EBIT)	$47,702	$77,129	(38.2)%	$116,796	$144,248	(19.0)%
Depreciation and amortization	9,722	10,452	(7.0)%	19,844	20,811	(4.6)%
Segment EBITDA	$57,424	$87,581	(34.4)%	$136,640	$165,059	(17.2)%

Segment margin	13.9%	17.9%		15.6%	17.0%
Segment EBITDA margin	16.8%	20.4%		18.2%	19.4%

Other measures:
Bookings	$278,373	$397,420	(30.0)%	$693,345	$825,117	(16.0)%
Backlog				$378,874	$418,154	(9.4)%

Components of revenue decline:
Organic decline			(20.1)%			(11.1)%
Acquisitions			0.2%			0.2%
Foreign currency translation			(0.5)%			(0.7)%
			(20.4)%			(11.6)%

Second Quarter 2020 Compared to the Second Quarter 2019

Engineered Products segment revenue for the second quarter of 2020 decreased $87.5 million, or 20.4%, as compared to the second quarter of 2019, comprised of organic decline of 20.1% and an unfavorable impact from foreign currency translation of 0.5%, partially offset by acquisition-related growth of 0.2%. Acquisition-related growth was driven by the acquisition of So. Cal. Soft-Pak "Soft-Pak". Customer pricing did not have a significant impact on revenue in the second quarter of 2020.

The organic revenue decline was primarily driven by the global economic downturn precipitated by the COVID-19 pandemic. This impact was broad-based across our businesses in the Engineered Products segment, with the most significant impacts experienced in vehicle service, industrial automation and fluid dispensing. Our industrial winch and hoist businesses also experienced decreases in customer demand due to COVID-19 as well as challenging conditions in several end-markets. Our waste handling business showed relatively resilient revenue trajectory with a modest decline as the business shipped goods against its significant backlog of orders, as well as continued growth in adoption of our Connected Collection digital solutions. New order activity in waste handling saw headwinds in the quarter as waste haulers and municipalities reduced current year capital budgets to preserve cash flow, and orders for compaction and recycling solutions slowed as retail outlets remained closed for most of the quarter. Our aerospace & defense business also demonstrated resilience, posting approximately flat revenue growth in the quarter on the back of a strong backlog of orders from defense customers.

We expect the global COVID-19 pandemic to continue to impact segment results in the third quarter as demand headwinds across our businesses persist and, as a result, we have undertaken initiatives to adjust the cost structures of our businesses to align with near-term demand. However, we have begun to see improvement in market conditions across much of the segment and expect results to improve sequentially from the second quarter to the second half of 2020. Additionally, we expect that demand for our products will continue its long term favorable growth trend, and believe the fundamental long term demand drivers across our end-markets remain constructive.

Engineered Products segment earnings decreased $29.4 million, or 38.2%, compared to the second quarter of 2019, which had the highest margin performance of 2019. The decrease was primarily driven by the impact of widespread government actions to contain the spread of COVID-19 on customer spending. This was partially offset by the significant cost containment initiatives we executed in the second quarter. These initiatives include actions to adjust direct and indirect manufacturing costs to current demand levels, the execution of short-term actions to reduce labor costs, the elimination of non-essential travel, third party and other expenses, the recognition of adjustments to variable compensation to reflect current conditions, the execution of selective structural cost actions aimed at streamlining our businesses, and a detailed review and re-prioritization of all planned investments and hiring plans. These actions will continue into the third quarter and remain in place until we see sustained improvements in near-term demand. Segment operating margin decreased 400 basis points to 13.9% from 17.9% as compared to the prior year quarter.

Bookings decreased 30.0% for the segment, comprised of an organic decline of 29.8%, an unfavorable impact from foreign currency of 0.5%, partially offset by acquisition-related growth of 0.3%. The organic bookings decline was broad-based and primarily driven by the global impact on customer demand of the COVID-19 pandemic. Segment book-to-bill was 0.81. Backlog decreased 9.4% compared to the prior year quarter.

Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019

Engineered Products revenue for the six months ended June 30, 2020 decreased $98.2 million, or 11.6%, compared to the prior year comparable period. This was comprised of organic revenue decline of 11.1% and an unfavorable impact from foreign currency translation of 0.7%, partially offset by acquisition-related growth of 0.2%. The organic revenue decline was primarily driven by the broad-based impact to customer spending of the global economic downturn precipitated by the COVID-19 pandemic. The impact began in the first quarter with government mandated shutdowns in China and Italy impacting our vehicle service business as well as a voluntary shutdown in the U.S. of a facility serving the automotive original equipment manufacturer ("OEM") market. Demand headwinds continued into the second quarter. Customer pricing did not have a significant impact on revenue for the six months ended June 30, 2020.

Segment earnings for the six months ended June 30, 2020 decreased $27.5 million, or 19.0%, as compared to the 2019 period. This decrease was primarily driven by the earnings impact from lower revenues due to the global COVID-19 pandemic, partially offset by significant cost reduction initiatives. Segment margin decreased from 17.0% to 15.6% as compared to the prior year comparable period.

Fueling Solutions

Our Fueling Solutions segment is focused on providing components, equipment and software and service solutions enabling safe transport of fuels and other hazardous fluids along the supply chain, as well as the safe and efficient operation of retail fueling and vehicle wash establishments.

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2020	2019	% Change	2020	2019	% Change
Revenue	$326,495	$390,586	(16.4)%	$686,477	$763,636	(10.1)%

Segment earnings	$47,214	$52,637	(10.3)%	$100,712	$89,867	12.1%
Depreciation and amortization	17,968	18,945	(5.2)%	36,307	36,824	(1.4)%
Segment EBITDA	$65,182	$71,582	(8.9)%	$137,019	$126,691	8.2%

Segment margin	14.5%	13.5%		14.7%	11.8%
Segment EBITDA margin	20.0%	18.3%		20.0%	16.6%

Other measures:
Bookings	$311,498	$394,256	(21.0)%	$684,568	$737,339	(7.2)%
Backlog				$199,305	$186,202	7.0%

Components of revenue decline:
Organic decline			(14.8)%			(8.9)%
Acquisitions			—%			0.4%
Foreign currency translation			(1.6)%			(1.6)%
			(16.4)%			(10.1)%

Second Quarter 2020 Compared to the Second Quarter 2019

Fueling Solutions segment revenue for the second quarter of 2020 decreased $64.1 million, or 16.4%, comprised of an organic decline of 14.8% and an unfavorable impact from foreign currency translation of 1.6%. Customer pricing favorably impacted revenue by approximately 1.2% in the second quarter of 2020.

The organic revenue decline was principally due to the continued adverse effects of COVID-19 on Fueling Solutions' global operations as well as the ability of customers and suppliers to operate. Government mandated shutdowns of manufacturing sites in the Asia Pacific region extended through May which affected both production volumes and demand, and have only resumed with limited capacity in June. Retail fueling volumes in China also decreased due to the tapering of activity for government mandated underground infrastructure conversion upgrades. Demand was also impacted by record declines in global mileage driven and gasoline consumption, as well as by declining oil prices in the second quarter of 2020 and resulting reduction in capital budgets of vertically-integrated oil companies, which operate a significant share of fuel retail infrastructure outside the North American market. Additionally, our businesses serving the transportation and vehicle wash markets were also challenged by market headwinds due to COVID-19-related operational disruptions, reduction in capital investment due to economic uncertainty and lower oil prices. Demand in North America was supported by strong demand and robust orders for EMV-compliant payment equipment which provided some offset to the decline in global sales. We expect activity in the retail fueling market to remain subdued in the second half of 2020, particularly outside of North America.

Fueling Solutions segment earnings decreased $5.4 million, or 10.3%, over the prior year quarter. The decrease was predominantly driven by the global impact of COVID-19 which depressed volume and demand. This decline was partially offset by favorable geographic and product mix, pricing initiatives, productivity actions including realized restructuring benefits and selling, general and administrative cost reductions. Segment margin increased 100 basis points over the prior year quarter.

Overall bookings decreased 21.0% as compared to the prior year quarter, driven by organic decline of 18.2% and an unfavorable impact from foreign currency translation of 2.8%. Organic bookings decline is primarily driven by the global impact on customer demand caused by the COVID-19 pandemic, partially offset by high order trends for EMV equipment in North America. Segment book to bill was 0.95. Backlog increased 7.0% as compared to the prior year quarter primarily as a result of first quarter bookings.

Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019

Fueling Solutions segment revenue decreased $77.2 million, or 10.1%, as compared to the six months ended June 30, 2019, attributable to organic decline of 8.9% and an unfavorable impact from foreign currency translation of 1.6%, partially offset by acquisition-related growth of 0.4%. Organic revenue decline was due to slowing in the retail fueling market in China and other parts of the world outside of North America, as well as slowing in global fluid transfer and tunnel vehicle wash businesses, partially offset by strong EMV activity in the North America fueling industry. The decline was primarily driven by the global adverse impacts triggered by COVID-19 beginning in the middle of the first quarter with government mandated shutdowns in China and Italy affecting production and demand. Shutdowns continued into May in certain regions. Customer pricing favorably impacted revenue by approximately 1.4% for the six months ended June 30, 2020.

Fueling Solutions segment earnings increased $10.8 million, or 12.1%, for the six months ended June 30, 2020. The increase was driven by favorable business mix, pricing and productivity initiatives and selling, general and administrative cost containment. These benefits were partially offset by weakened organic volume. Segment margin improved 290 basis points over the prior year comparable period.

Imaging & Identification

Our Imaging & Identification segment supplies precision marking and coding, product traceability and digital textile printing equipment, as well as related consumables, software and services.

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2020	2019	% Change	2020	2019	% Change
Revenue	$227,977	$266,588	(14.5)%	$484,742	$534,942	(9.4)%

Segment earnings	$38,046	$54,641	(30.4)%	$89,528	$110,596	(19.0)%
Depreciation and amortization	9,224	7,413	24.4%	17,993	14,848	21.2%
Segment EBITDA	$47,270	$62,054	(23.8)%	$107,521	$125,444	(14.3)%

Segment margin	16.7%	20.5%		18.5%	20.7%
Segment EBITDA margin	20.7%	23.3%		22.2%	23.5%

Other measures:
Bookings	$221,315	$264,175	(16.2)%	$493,919	$531,937	(7.1)%
Backlog				$168,904	$116,810	44.6%

Components of revenue decline:
Organic decline			(14.0)%			(9.2)%
Acquisitions			3.1%			3.0%
Foreign currency translation			(3.6)%			(3.2)%
			(14.5)%			(9.4)%

Second Quarter 2020 Compared to the Second Quarter 2019

Imaging & Identification segment revenue for the second quarter of 2020 decreased $38.6 million, or 14.5%, comprised of an organic decline of 14.0% and an unfavorable impact from foreign currency translation of 3.6%, partially offset by acquisition-related growth of 3.1%. Acquisition-related growth was driven by the acquisition of Sys-Tech Solutions, Inc. ("Systech"). Customer pricing favorably impacted revenue by approximately 1.1% in the second quarter of 2020.

The organic revenue decline was primarily driven by the global economic downturn precipitated by the COVID-19 pandemic. The greatest impact was felt in our digital textile printing business headquartered in Italy where the country remained shut down through the first part of the second quarter. While our digital printing facilities in Italy reopened in May, our operations continued to produce and ship printing equipment and consumables at substantially reduced capacity as global end-market demand for textiles, including fashion and apparel goods, remained significantly depressed world-wide. Demand for consumables in our marking and coding business, particularly inks for food and beverage, cleaning supplies, pharmaceuticals and medical supplies remained resilient as production of essential goods continued. Also in marking and coding, we saw continued delays in order rates for new and replacement capital equipment, software, and services, however, our order pipeline remains robust and customer activity has improved through the second quarter as global economies began to reopen.

We expect to see improvements in market demand in our marking and coding business from the second quarter into the second half of 2020, and continue to anticipate a favorable long-term growth trend thereafter, supported by constructive secular trends in demand for product traceability, identification, differentiation and brand protection solutions. In our digital printing business, while we continue to believe we are favorably positioned long-term to exploit an accelerated transition from analog to digital printing by our customers, the near-term timing and trajectory of a recovery in the clothing and apparel market remains uncertain.

Imaging & Identification segment earnings decreased $16.6 million, or 30.4%, over the prior year quarter. This decrease was primarily driven by the impact of widespread government actions to contain the spread of COVID-19 on consumer spending and resulting decline in demand for the digital textile printing equipment and consumables. Partially offsetting this decrease were significant cost containment initiatives undertaken in the second quarter. These initiatives include actions to adjust direct and indirect manufacturing cost to current demand levels, the execution of short-term actions to reduce labor costs, the elimination of non-essential travel, third party and other expenses, the recognition of adjustments to variable compensation to reflect current conditions, the execution of selective structural cost actions aimed at streamlining our business, and a detailed review and re-prioritization of all planned investments and hiring plans. These actions have been taken deliberately and strategically, and have allowed us to rationalize current spending to levels appropriate given near-term market conditions, while preserving our ability to capitalize on long-term secular growth trends. These actions will continue into the third quarter and remain in place until we see sustained improvements in near-term demand. Segment margin decreased 380 basis points over the prior year quarter.

Overall bookings decreased 16.2% as compared to the prior year quarter, reflecting an organic decline of 16.5% and an unfavorable impact from foreign currency translation of 3.5%, partially offset by acquisition-related growth of 3.8%. The organic reduction was the result of limited new orders for equipment and consumables in our digital printing business. Segment book to bill was 0.97. Backlog increased 44.6% as compared to the prior year quarter driven by the inclusion of backlog from the Systech acquisition, and sustained bookings for consumables in marking and coding.

Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019

Imaging & Identification segment revenue decreased $50.2 million, or 9.4%, as compared to the six months ended June 30, 2019, attributable to organic decline of 9.2% and an unfavorable impact from foreign currency translation of 3.2%, partially offset by acquisition-related growth of 3.0%. The organic revenue decline was primarily driven by the impact to consumer spending of the aforementioned global economic downturn precipitated by the COVID-19 pandemic. This impact began in the first quarter with government mandated shutdowns of manufacturing operations in February affecting our marking and coding facilities which returned to fully operational by March. In March, restrictions were implemented in Italy, where our digital printing business headquarters and main manufacturing facilities reside and continued into May. Customer pricing favorably impacted revenue by approximately 0.7% for the six months ended June 30, 2020.

Imaging & Identification segment earnings decreased $21.1 million, or 19.0%, for the six months ended June 30, 2020. The decrease was primarily driven by the earnings impact from lower revenues due to the global COVID-19 pandemic, partially offset by the significant cost reduction initiatives. Segment margin decreased from 20.7% to 18.5% as compared to the prior year comparable period.

Pumps & Process Solutions

Our Pumps & Process Solutions segment manufactures specialty pumps, fluid handling components, plastics and polymer processing equipment, and highly engineered components for rotating and reciprocating machines.

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2020	2019	% Change	2020	2019	% Change
Revenue	$309,095	$338,924	(8.8)%	$628,631	$669,143	(6.1)%

Segment earnings (1)	$67,702	$76,278	(11.2)%	$133,781	$91,269	46.6%
Depreciation and amortization	17,572	16,201	8.5%	35,908	33,749	6.4%
Segment EBITDA (1)	$85,274	$92,479	(7.8)%	$169,689	$125,018	35.7%

Segment margin (1)	21.9%	22.5%		21.3%	13.6%
Segment EBITDA margin (1)	27.6%	27.3%		27.0%	18.7%

Other measures:
Bookings	$275,872	$375,905	(26.6)%	$645,275	$745,706	(13.5)%
Backlog				$379,090	$378,427	0.2%

Components of revenue decline:
Organic decline			(8.8)%			(5.0)%
Acquisitions			1.1%			1.0%
Dispositions			—%			(0.9)%
Foreign currency translation			(1.1)%			(1.2)%
			(8.8)%			(6.1)%
(1) Segment earnings (EBIT) and segment EBITDA for the six months ended June 30, 2019 include a $46,946 loss on assets held for sale for Finder.

Second Quarter 2020 Compared to the Second Quarter 2019

Pumps & Process Solutions segment revenue for the second quarter of 2020 decreased $29.8 million, or 8.8%, comprised of organic decline of 8.8% and an unfavorable impact from foreign currency translation of 1.1%, partially offset by acquisition-related growth of 1.1%. Customer pricing favorably impacted revenue by approximately 0.9% in the second quarter of 2020.

The organic revenue decline was principally driven by the adverse impact of COVID-19 on investment activity in the general industrial space, as well as the slowing demand in the oil & gas end-market, partially offset by growth in the biopharma and hygienic markets (including for products directly used in the fight against the COVID-19 pandemic). As a result of the COVID-19 pandemic, several Pumps & Process Solutions facilities across the globe continued to be subjected to mandatory government shutdowns in Italy, Mexico and India. These shutdowns disrupted manufacturing and supply chain operations, as well as the operations of some of our customers and suppliers. Additionally, the fall in the price of oil has led to a reduction in demand from customers in the oil & gas end-market for rotating and reciprocating machinery components and aftermarket services. The impact is likely to continue and impact results in the second half of 2020. Activity in our plastics and polymer processing business remained constructive as it primarily serves large long-term capital projects around the world.

Pumps & Process Solutions segment earnings decreased $8.6 million, or 11.2%, over the prior year quarter. The decrease was primarily driven by the global impact of COVID-19 on volume, increased material and inflation costs, and an unfavorable impact from foreign currency translation. This decrease was partially offset by pricing initiatives, productivity actions, restructuring benefits, and selling, general and administrative cost reductions. The cost reductions include the elimination of non-essential travel, third party and other expenses, and re-prioritization of all planned investments and hiring plans. These actions as well as line rate reductions and selected furloughs will continue into the third quarter and remain in place until we see improvements in near-term demand. Segment margin decreased to 21.9% from 22.5% from the prior year quarter.

Overall bookings decreased 26.6% as compared to the prior year quarter, reflecting organic decline of 25.7% and an unfavorable impact from foreign currency translation of 1.3%, partially offset by acquisition-related growth of 0.4%. Organic bookings decline is primarily driven by global impact on customer demand of the COVID-19 pandemic, partially offset by growth in the biopharma and hygienic markets. Segment book to bill was 0.89. Backlog increased 0.2% as compared to the prior year quarter.

Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019

Pumps & Process Solutions segment revenue decreased $40.5 million, or 6.1%, as compared to the six months ended June 30, 2019, attributable to organic decline of 5.0%, an unfavorable impact from foreign currency translation of 1.2% and a 0.9% impact from dispositions, partially offset by acquisition-related growth of 1.0%. The organic decline was primarily driven by the continued slower demand in the oil & gas market as well as government mandated facility shutdowns impacting China, India, Mexico and Italy during the first half of the year. Customer pricing favorably impacted revenue by approximately 1.0% for the six months ended June 30, 2020.
Pumps & Process Solutions segment earnings increased $42.5 million, or 46.6%, for the six months ended June 30, 2020. Segment earnings for the six months ended June 30, 2019 included a loss on assets held for sale for Finder of $46.9 million. Excluding the loss, segment earnings decreased $4.4 million predominantly driven by the global impact of COVID-19 on volume, increased material and inflation costs, and an unfavorable impact from foreign currency translation. This decrease was partially offset by pricing initiatives, productivity actions, restructuring benefits, and selling, general and administrative cost reductions. Segment margin increased to 21.3% from 13.6% from the prior year quarter, which included the loss on Finder.

Refrigeration & Food Equipment
Our Refrigeration & Food Equipment segment is a provider of innovative and energy-efficient equipment and systems that serve the commercial refrigeration, heating and cooling and food equipment markets.

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2020	2019	% Change	2020	2019	% Change
Revenue	$293,527	$385,474	(23.9)%	$605,440	$720,117	(15.9)%

Segment earnings(1)	$11,459	$44,375	(74.2)%	$34,988	$69,182	(49.4)%
Depreciation and amortization	11,421	12,777	(10.6)%	22,969	25,788	(10.9)%
Segment EBITDA(1)	$22,880	$57,152	(60.0)%	$57,957	$94,970	(39.0)%

Segment margin(1)	3.9%	11.5%		5.8%	9.6%
Segment EBITDA margin(1)	7.8%	14.8%		9.6%	13.2%

Other measures:
Bookings	$326,400	$384,365	(15.1)%	$681,557	$761,363	(10.5)%
Backlog				$390,368	$310,454	25.7%

Components of revenue decline:
Organic decline			(20.2)%			(12.8)%
Dispositions			(3.1)%			(2.5)%
Foreign currency translation			(0.6)%			(0.6)%
			(23.9)%			(15.9)%
(1) Segment earnings (EBIT) and Segment EBITDA for the three and six months ended June 30, 2020 include a $781 expense and a $5,770 net gain on the sale of AMS Chino, respectively. The three and six months ended June 30, 2020 also include a $3,640 write-off of assets.

Second Quarter 2020 Compared to the Second Quarter 2019

Refrigeration & Food Equipment segment revenue decreased $91.9 million, or 23.9%, as compared to the second quarter of 2019, reflecting an organic revenue decline of 20.2%, a 3.1% impact from the disposition of AMS Chino, and an unfavorable impact from foreign currency translation of 0.6%. Customer pricing favorably impacted revenue by approximately 0.8% in the second quarter of 2020.

The organic revenue decline was principally driven by the impact of COVID-19 on the operations of our customers in food retail and commercial foodservice markets. Government actions to contain the spread of the virus, such as mandated plant shutdowns and social distancing measures, resulted in deferred customer orders and operational curtailments across the segment. Intermittent interruptions were experienced in our facilities on a global basis, especially early in the second quarter, with customer order rates and production uptime improving sequentially throughout the quarter as certain restrictions were eased. Many key customers in our retail refrigeration business delayed previously planned projects related to new store construction and existing store remodels and deferred their near-term capital investment plans, because of COVID restrictions impacting availability of installers and technicians as well as a desire to maximize store uptime to meet surging demand as a result of social distancing and restaurant closure mandates. Retail refrigeration business activity improved late in the quarter, with several key retail customers resuming capital investment programs as government restrictions related to COVID-19 were eased. Our ending backlog position is favorable to prior year, and we expect the recent wear and tear on existing retail refrigeration assets to drive the need for increased equipment replacement programs going forward. Demand from our U.S. commercial foodservice customers dropped significantly during the quarter as restaurants were closed in many localities and customer traffic declined significantly, leading restaurants to delay their capital expenditures. While some large restaurant chain customers have recently resumed capital investment programs, we expect more near-term softness in commercial foodservice due to continued government restrictions on restaurant operations and many school and university kitchens remaining closed. Additionally, we experienced slower sales in our heat exchanger business, but to a lesser extent than in our retail refrigeration and commercial foodservice businesses.

Refrigeration & Food Equipment segment earnings decreased $32.9 million, or 74.2%, as compared to the second quarter of 2019. Segment margin decreased to 3.9% from 11.5% in the prior year quarter. The earnings decline was driven by reduced volumes and operational inefficiencies associated with impacts from COVID-19, higher restructuring costs primarily associated with segment-wide reductions in force, under-absorption of production fixed overhead, and a $3.6 million write-off of assets, partially offset by broad-based cost reduction activities, including adjusting direct and indirect manufacturing costs to current demand levels, reduction of discretionary expenses, adjustments to variable compensation to reflect current conditions, and deferral of planned selling, general, and administrative investments. These actions have resulted in improving margin performance towards the end of the second quarter and we expect to continue such cost control actions in the second half of 2020.

Bookings in the second quarter of 2020 decreased 15.1% from the prior year quarter, reflecting an organic decline of 11.6%, a 3.1% impact from the disposition of AMS Chino, and an unfavorable impact from foreign currency translation of 0.4%. Organic decline was driven primarily by COVID-19 demand reductions in our retail refrigeration, foodservice equipment and heat exchanger businesses, partially offset by project awards for aluminum can shaping equipment supported by market trends of beverage companies shifting away from plastic containers in favor of aluminum. Bookings trajectory has improved towards the end of the second quarter. Segment book to bill for the second quarter of 2020 was 1.11. Backlog increased 25.7% over the prior year quarter, driven mainly by stronger positions in our retail refrigeration and aluminum can shaping equipment businesses.

Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019

Refrigeration & Food Equipment segment revenue decreased $114.7 million, or 15.9%, compared to the six months ended June 30, 2019, reflecting an organic revenue decline of 12.8%, a 2.5% impact from the disposition of AMS Chino and an unfavorable foreign currency translation of 0.6%. The organic revenue decline for the six months ended June 30, 2020 was driven primarily by the impact of COVID-19 on a global basis. This impact began in the first quarter with operations shut down in China and Malaysia as well as interruptions in North American facilities. Intermittent disruptions continued in the second quarter. Customer pricing favorably impacted revenue by approximately 0.4% for the six months ended June 30, 2020.

Refrigeration & Food Equipment segment earnings decreased $34.2 million, or 49.4%, for the six months ended June 30, 2020, as compared to the prior year period. Segment margin decreased to 5.8% from 9.6% in the prior year period due to substantially reduced revenues and operational inefficiencies associated with COVID-19, increased restructuring expenses and a $3.6 million write-off of assets, partially offset by the gain on sale from the disposition of AMS Chino and other broad-based cost reduction activities.

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

Cash Flow Summary

The following table is derived from our Condensed Consolidated Statements of Cash Flows:

	Six Months Ended June 30,
Cash Flows (dollars in thousands)	2020	2019
Net Cash Flows Provided By (Used In):
Operating activities	$347,672	$233,233
Investing activities	(298,274)	(287,445)
Financing activities	213,496	(24,529)

Operating Activities

Cash provided by operating activities for the six months ended June 30, 2020 increased approximately $114.4 million compared to the comparable period in 2019. This increase was primarily driven by improvements in working capital of $84.3 million and permitted deferrals of tax payments partially offset by lower net earnings, excluding the impact of depreciation, amortization, loss on assets held for sale and gain on sale of a business.

We participated in certain government economic stabilization programs to enhance our liquidity. We deferred approximately $40 million of U.S. and state income tax payments from the second to the third quarter of 2020. Additionally, under the U.S. CARES Act, we deferred approximately $10 million of payroll taxes in the second quarter to be paid equally in the fourth quarters of 2021 and 2022.

Adjusted Working Capital: We believe adjusted working capital (a non-GAAP measure calculated as accounts receivable, plus inventory, less accounts payable) provides a meaningful measure of our operational results by showing changes caused solely by revenue.

Adjusted Working Capital (dollars in thousands)	June 30, 2020	December 31, 2019
Accounts receivable	$1,142,583	$1,217,190
Inventories	885,972	806,141
Less: Accounts payable	912,588	983,293
Adjusted working capital	$1,115,967	$1,040,038

Adjusted working capital increased from December 31, 2019 by $75.9 million, or 7.3%, to $1.1 billion at June 30, 2020, which reflected a decrease of $74.6 million in accounts receivable, an increase of $79.8 million in inventory, and a decrease in accounts payable of $70.7 million.

Investing Activities

Cash provided by or used in investing activities generally results from cash outflows for capital expenditures and acquisitions, offset by proceeds from sales of businesses and property, plant and equipment. For the six months ended June 30, 2020 and 2019, we used cash in investing activities of $298.3 million and $287.4 million, respectively, driven mainly by the following factors:

•Acquisitions: During the six months ended June 30, 2020, we acquired Systech, Soft-Pak, and Em-tec within the Imaging & Identification, Engineered Products, and Pumps & Process Solutions segments, respectively, for $238.8 million, net of cash acquired. During the six months ended June 30, 2019, we acquired Belanger, Inc. and All-Flo Pump Company, Limited within the Fueling Solutions and Pumps & Process Solutions segments for $215.3 million, net of cash acquired.

•Capital spending: Our capital expenditures decreased $11.9 million during the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The decrease is in line with our reduced capital spending plan for the year as a result of COVID-19, without deferring strategic ongoing initiatives.

•Proceeds from sale of businesses: For the six months ended June 30, 2020, we received proceeds of $16.9 million from the sale of AMS Chino within the Refrigeration & Food Equipment segment. We will pay an approximately $1.5 million working capital adjustment in the third quarter. For the six months ended June 30, 2019, we received proceeds of $24.2 million from the sale of Finder in the second quarter of 2019.

We anticipate that capital expenditures and any acquisitions we make through the remainder of 2020 will be funded from available cash and internally generated funds and through the issuance of commercial paper, use of lines of credit or public or private debt or equity markets, as necessary.

Financing Activities

Our cash flow from financing activities generally relates to the use of cash for the repurchase of our common stock and payments of dividends, offset by net borrowing activity. For the six months ended June 30, 2020 and 2019, cash provided by financing activities was $213.5 million and used in financing activities was $24.5 million, respectively, with the activity primarily attributable to the following:

•Repurchase of common stock: During the six months ended June 30, 2020, we used $52.9 million to repurchase 548,659 shares, all of which were purchased in the first quarter. We suspended further share repurchases in the second quarter as a result of business uncertainty related to COVID-19. We lifted this suspension beginning in the second half of the year. There were no share repurchases during the six months ended June 30, 2019.

•Long-term debt, commercial paper and notes payable: During the six months ended June 30, 2020, we borrowed $500 million under the $1.0 billion five-year unsecured revolving credit facility ("Credit Agreement") in the first quarter which was subsequently repaid during the second quarter. During the six months ended June 30, 2020, we also received net proceeds from commercial paper of $420.3 million. During the six months ended June 30, 2019, we received net proceeds from commercial paper of $137.4 million primarily to fund the acquisition of Belanger.

•Dividend payments: Dividends paid to shareholders during the six months ended June 30, 2020 totaled $141.6 million as compared to $139.7 million during the same period in 2019. Our dividends paid per common share increased 2.1% to $0.98 during the six months ended June 30, 2020 compared to $0.96 during the same period in 2019. The number of common shares outstanding decreased during the six months ended June 30, 2020 compared to the same period in 2019 as a result of share repurchases completed in 2020 and the second half of 2019.

•Payments to settle employee tax obligations: Payments to settle tax obligations from the exercise of share-based awards declined $10.0 million compared to the prior year period. The decrease is primarily due to the decrease in the number of shares exercised partially offset by an increase in the average stock price compared to the prior year period.

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

The following table reconciles our free cash flow to cash flow provided by operating activities:

	Six Months Ended June 30,
Free Cash Flow (dollars in thousands)	2020	2019
Cash flow provided by operating activities	$347,672	$233,233
Less: Capital expenditures	(79,171)	(91,092)
Free cash flow	$268,501	$142,141

Free cash flow as a percentage of revenue	8.5%	4.0%

Free cash flow as a percentage of net earnings	89.2%	46.8%

For the six months ended June 30, 2020, we generated free cash flow of $268.5 million, representing 8.5% of revenue and 89.2% of net earnings. Free cash flow for the six months ended June 30, 2020 increased $126.4 million compared to the prior year period, primarily due to higher operating cash flow primarily as a result of improvements in working capital and permitted deferrals of tax payments, as previously noted, and lower capital expenditures.

We maintained positive free cash flow in the second quarter by proactively managing our working capital. We will continue this focus in the second half of the year and beyond. We also continued our plan to significantly reduce our capital spend for the year, without deferring strategic ongoing initiatives. We reduced discretionary spend and other costs to align with current demand levels in order to support strong free cash flow generation. We participated in certain government economic stabilization programs to enhance our liquidity by deferring tax payments and utilizing job retention subsidies.

Capitalization

We use commercial paper borrowings for general corporate purposes, including the funding of acquisitions and the repurchase of our common stock. As of June 30, 2020, we maintained a Credit Agreement with a syndicate of banks with an expiration date of October 4, 2024. The Credit Agreement is used as liquidity back-up for our commercial paper program.

Beginning in early-to-mid-March 2020, the commercial paper market began to experience very high levels of volatility as a result of COVID-19 related uncertainties. Volatility was most pronounced for "Tier-2" issuers, such as Dover, and impacted both market access and pricing. As a result, on March 16, 2020, the Company borrowed $500 million under the Credit Agreement. Proceeds from the borrowing were used to repay all of the Company's outstanding commercial paper and for general corporate purposes. We subsequently repaid the $500 million using proceeds from commercial paper as volatility in the commercial paper market stabilized and we resumed borrowing commercial paper.

In the spirit of prudent liquidity management, on May 6, 2020 we also entered into a $450.0 million 364-day revolving credit facility ("Short-term Credit Agreement") which expires on May 5, 2021. The Short-term Credit Agreement is intended to be used primarily for working capital and general corporate purposes. The Company may elect to have loans under the Short-term Credit Agreement which bear interest at a base rate plus a specified applicable margin. We have not undertaken any borrowings under this facility.

Under the Credit Agreement and the Short-term Credit Agreement, we are required to pay a facility fee and to maintain an interest coverage ratio of consolidated EBITDA to consolidated net interest expense of not less than 3.0 to 1.0. We were in compliance with this covenant and our other long-term debt covenants at June 30, 2020 and had a coverage ratio of 10.7 to 1. We are not aware of any potential impairment to our liquidity and expect to remain in compliance with all of our debt covenants. Additionally, our earliest long-term debt maturity is in 2025.

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

At June 30, 2020, our cash and cash equivalents totaled $649.0 million, of which $274.8 million was held outside the United States. At December 31, 2019, our cash and cash equivalents totaled $397.3 million, of which $273.1 million was held outside the United States. Cash and cash equivalents are invested in highly liquid investment-grade money market instruments and bank deposits with maturities of three months or less. We invest any cash in excess of near-term requirements in money market instruments or short-term investments, which consist of investment grade time deposits with original maturity dates at the time of purchase of no greater than three months.

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

Net Debt to Net Capitalization Ratio (dollars in thousands)	June 30, 2020	December 31, 2019
Commercial paper	505,000	84,700
Long-term debt	3,000,870	2,985,716
Total debt	3,505,870	3,070,416
Less: Cash and cash equivalents	(649,032)	(397,253)
Net debt	2,856,838	2,673,163
Add: Stockholders' equity	3,089,527	3,032,660
Net capitalization	$5,946,365	$5,705,823
Net debt to net capitalization	48.0%	46.8%

Our net debt to net capitalization ratio increased to 48.0% at June 30, 2020 compared to 46.8% at December 31, 2019. Net debt increased $183.7 million during the period primarily due to an increase in commercial paper partially offset by an increase in cash and cash equivalents. Stockholders' equity increased $56.9 million primarily as a result of earnings during the period, partially offset by dividends paid, share repurchases and foreign currency translation adjustments.

Operating cash flow, existing capacity of our Credit Agreement and our Short-term Credit Agreement and access to capital markets are expected to satisfy our various cash flow requirements, including acquisitions, capital expenditures and share repurchases.

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
We believe the net debt to net capitalization ratio and free cash flow are important measures of liquidity. Net debt to net capitalization is helpful in evaluating our capital structure and the amount of leverage we employ. Free cash flow and free cash flow ratios provide both management and investors a measurement of cash generated from operations that is available to fund acquisitions, pay dividends, repay debt and repurchase our common stock. Free cash flow as a percentage of revenue equals free cash flow divided by revenue. Free cash flow as a percentage of net earnings equals free cash flow divided by net earnings. We believe that reporting adjusted working capital, which is calculated as accounts receivable, plus inventory, less accounts payable, provides a meaningful measure of our operational results by showing the changes caused solely by revenue. We believe that reporting organic revenue growth, which excludes the impact of foreign currency exchange rates and the impact of acquisitions and divestitures, provides a useful comparison of our revenue performance and trends between periods. We believe that reporting rightsizing costs, which include restructuring and other charges, is important as it enables management and investors to better understand the financial impact of our broad-based cost reduction and operational improvement initiatives.
Reconciliations of non-GAAP measures can be found above in this Item 2, Management's Discussion & Analysis.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the six months ended June 30, 2020. For a discussion of our exposure to market risk, refer to Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Item 4. Controls and Procedures

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2020.

During the second quarter of 2020, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

See Part I, Notes to Condensed Consolidated Financial Statements, Note 14 — Commitments and Contingent Liabilities.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a.Not applicable.
b.Not applicable.
c.In February 2018, the Company's Board of Directors approved a standing share repurchase authorization, whereby the Company may repurchase up to 20 million shares of its common stock through December 31, 2020. No share repurchases were made under the February 2018 authorization during the three months ended June 30, 2020. As of June 30, 2020, the number of shares still available for repurchase under the February 2018 share repurchase authorization was 7,811,385.

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

101
The following materials from Dover Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 formatted in iXBRL (Inline eXtensible Business Reporting Language):  (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page formatted in Inline XBRL and contained in Exhibit 101.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

DOVER CORPORATION

Date:	July 22, 2020	/s/ Brad M. Cerepak
Brad M. Cerepak
Senior Vice President & Chief Financial Officer
(Principal Financial Officer)

Date:	July 22, 2020	/s/ Ryan W. Paulson
Ryan W. Paulson
Vice President, Controller
(Principal Accounting Officer)