Form 10-Q
period 2020-09-30
DOVER Corp
filed 2020-10-20
CIK 29905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐  No  ☑
The number of shares outstanding of the Registrant’s common stock as of October 13, 2020 was 144,103,299.

Dover Corporation
Form 10-Q

Item 1. Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$1,748,256	$1,825,345	$4,903,370	$5,360,808
Cost of goods and services	1,089,527	1,151,857	3,080,800	3,391,185
Gross profit	658,729	673,488	1,822,570	1,969,623
Selling, general and administrative expenses	381,831	390,775	1,135,512	1,195,875
Loss on assets held for sale	—	—	—	46,946
Operating earnings	276,898	282,713	687,058	726,802
Interest expense	27,724	31,410	83,703	94,972
Interest income	(960)	(1,263)	(2,871)	(3,098)
Loss (gain) on sale of a business	557	—	(5,213)	—
Other income, net	(1,420)	(5,364)	(9,887)	(11,059)
Earnings before provision for income taxes	250,997	257,930	621,326	645,987
Provision for income taxes	50,697	51,924	119,981	136,191
Net earnings	$200,300	$206,006	$501,345	$509,796

Net earnings per share:
Basic	$1.39	$1.42	$3.48	$3.51
Diluted	$1.38	$1.40	$3.45	$3.47
Weighted average shares outstanding:
Basic	144,032	145,372	144,082	145,276
Diluted	145,289	147,051	145,313	147,053

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net earnings	$200,300	$206,006	$501,345	$509,796
Other comprehensive earnings (loss), net of tax
Foreign currency translation adjustments:
Foreign currency translation gains (losses)	29,271	(50,865)	(19,714)	(41,143)
Reclassification of foreign currency translation losses to earnings	—	—	—	25,339
Total foreign currency translation adjustments	29,271	(50,865)	(19,714)	(15,804)
Pension and other post-retirement benefit plans:
Amortization of actuarial losses included in net periodic pension cost	1,881	127	5,385	379
Amortization of prior service costs included in net periodic pension cost	250	539	794	1,623
Total pension and other post-retirement benefit plans	2,131	666	6,179	2,002
Changes in fair value of cash flow hedges:
Unrealized net (losses) gains arising during period	(278)	545	(3,472)	(223)
Net (gains) losses reclassified into earnings	(210)	577	318	(69)
Total cash flow hedges	(488)	1,122	(3,154)	(292)
Other comprehensive earnings (loss), net of tax	30,914	(49,077)	(16,689)	(14,094)
Comprehensive earnings	$231,214	$156,929	$484,656	$495,702

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$427,501	$397,253
Receivables, net of allowances of $40,393 and $29,381	1,203,429	1,217,190
Inventories	838,539	806,141
Prepaid and other current assets	135,515	127,846
Total current assets	2,604,984	2,548,430
Property, plant and equipment, net	879,620	842,318
Goodwill	3,966,890	3,783,347
Intangible assets, net	1,065,815	1,055,014
Other assets and deferred charges	468,662	440,368
Total assets	$8,985,971	$8,669,477

Liabilities and Stockholders' Equity
Current liabilities:
Notes payable	$90,500	$84,700
Accounts payable	899,814	983,293
Accrued compensation and employee benefits	224,016	226,658
Accrued insurance	106,221	98,432
Other accrued expenses	434,621	339,060
Federal and other income taxes	11,199	17,748
Total current liabilities	1,766,371	1,749,891
Long-term debt	3,047,216	2,985,716
Deferred income taxes	304,688	322,036
Noncurrent income tax payable	47,964	52,000
Other liabilities	573,311	527,174
Stockholders' equity:
Total stockholders' equity	3,246,421	3,032,660
Total liabilities and stockholders' equity	$8,985,971	$8,669,477

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Common stock $1 par value	Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive (loss) earnings	Total stockholders' equity
Balance at June 30, 2020	$258,768	$869,526	$(6,143,758)	$8,368,620	$(263,629)	$3,089,527
Net earnings	—	—	—	200,300	—	200,300
Dividends paid ($0.495 per share)	—	—	—	(71,458)	—	(71,458)
Common stock issued for the exercise of share-based awards	125	(10,358)	—	—	—	(10,233)
Stock-based compensation expense	—	7,371	—	—	—	7,371
Other comprehensive earnings, net of tax	—	—	—	—	30,914	30,914
Balance at September 30, 2020	$258,893	$866,539	$(6,143,758)	$8,497,462	$(232,715)	$3,246,421

	Common stock $1 par value	Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive loss	Total stockholders' equity
Balance at June 30, 2019	$258,315	$873,034	$(5,947,562)	$7,979,597	$(208,113)	$2,955,271
Net earnings	—	—	—	206,006	—	206,006
Dividends paid ($0.49 per share)	—	—	—	(71,342)	—	(71,342)
Common stock issued for the exercise of share-based awards	111	(7,913)	—	—	—	(7,802)
Stock-based compensation expense	—	7,876	—	—	—	7,876
Common stock acquired	—	—	(23,280)	—	—	(23,280)
Other comprehensive loss, net of tax	—	—	—	—	(49,077)	(49,077)
Other, net	—	(8)	—	(1)	—	(9)
Balance at September 30, 2019	$258,426	$872,989	$(5,970,842)	$8,114,260	$(257,190)	$3,017,643

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Common stock $1 par value	Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive loss	Total stockholders' equity
Balance at December 31, 2019	$258,552	$869,719	$(6,090,842)	$8,211,257	$(216,026)	$3,032,660
Adoption of ASU 2016-13	—	—	—	(2,112)	—	(2,112)
Net earnings	—	—	—	501,345	—	501,345
Dividends paid ($1.475 per share)	—	—	—	(213,028)	—	(213,028)
Common stock issued for the exercise of share-based awards	341	(21,791)	—	—	—	(21,450)
Stock-based compensation expense	—	15,591	—	—	—	15,591
Common stock acquired	—	—	(52,916)	—	—	(52,916)
Other comprehensive loss, net of tax	—	—	—	—	(16,689)	(16,689)
Other, net	—	3,020	—	—	—	3,020
Balance at September 30, 2020	$258,893	$866,539	$(6,143,758)	$8,497,462	$(232,715)	$3,246,421

	Common stock $1 par value	Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive loss	Total stockholders' equity
Balance at December 31, 2018	$257,822	$886,016	$(5,947,562)	$7,815,486	$(243,096)	$2,768,666
Net earnings	—	—	—	509,796	—	509,796
Dividends paid ($1.45 per share)	—	—	—	(211,072)	—	(211,072)
Common stock issued for the exercise of share-based awards	604	(29,615)	—	—	—	(29,011)
Stock-based compensation expense	—	24,493	—	—	—	24,493
Common stock acquired	—	—	(23,280)	—	—	(23,280)
Other comprehensive loss, net of tax	—	—	—	—	(14,094)	(14,094)
Other, net	—	(7,905)	—	50	—	(7,855)
Balance at September 30, 2019	$258,426	$872,989	$(5,970,842)	$8,114,260	$(257,190)	$3,017,643

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Operating Activities:
Net earnings	$501,345	$509,796
Adjustments to reconcile net earnings to cash from operating activities:
Loss on assets held for sale	—	46,946
Depreciation and amortization	205,844	202,294
Stock-based compensation expense	15,591	24,493
Gain on sale of a business	(5,213)	—
Other, net	(7,731)	(6,107)
Cash effect of changes in assets and liabilities:
Accounts receivable, net	31,631	(67,603)
Inventories	(19,360)	(74,412)
Prepaid expenses and other assets	(24,198)	(29,336)
Accounts payable	(92,071)	(3,875)
Accrued compensation and employee benefits	(13,136)	(5,908)
Accrued expenses and other liabilities	118,779	(3,833)
Accrued and deferred taxes, net	(24,562)	(8,357)
Net cash provided by operating activities	686,919	584,098
Investing Activities:
Additions to property, plant and equipment	(123,564)	(137,276)
Acquisitions, net of cash acquired	(258,674)	(215,687)
Proceeds from sale of property, plant and equipment	5,090	2,838
Proceeds from sale of businesses	15,400	24,218
Other	(1,250)	(10,150)
Net cash used in investing activities	(362,998)	(336,057)
Financing Activities:
Repurchase of common stock	(52,916)	(23,280)
Change in notes payable	5,811	(37,650)
Dividends paid to stockholders	(213,028)	(211,072)
Payments to settle employee tax obligations on exercise of share-based awards	(21,450)	(29,011)
Other	(1,753)	(1,417)
Net cash used in financing activities	(283,336)	(302,430)
Effect of exchange rate changes on cash and cash equivalents	(10,337)	(1,300)
Net increase (decrease) in cash and cash equivalents	30,248	(55,689)
Cash and cash equivalents at beginning of period	397,253	396,221
Cash and cash equivalents at end of period	$427,501	$340,532

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
At September 30, 2020, we estimated that $269 million in revenue is expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. We expect to recognize approximately 66% of our unsatisfied (or partially unsatisfied) performance obligations as revenue through 2021, with the remaining balance to be recognized in 2022 and thereafter.

The following table provides information about contract assets and contract liabilities from contracts with customers:

	September 30, 2020	December 31, 2019	January 1, 2019
Contract assets	$20,070	$14,894	$9,330
Contract liabilities - current	113,179	44,001	36,461
Contract liabilities - non-current	13,660	9,121	9,382

The revenue recognized during the nine months ended September 30, 2020 and 2019 that was included in contract liabilities at the beginning of the period amounted to $31,561 and $25,977, respectively.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
3. Acquisitions

2020 Acquisitions

During the nine months ended September 30, 2020, the Company acquired five businesses in separate transactions for total consideration of $258,674, net of cash acquired. These businesses were acquired to complement and expand upon existing operations within the Imaging & Identification, Engineered Products, and Pumps & Process Solutions segments. The goodwill recorded as a result of these acquisitions represents the economic benefits expected to be derived from product line expansions and operational synergies. Goodwill in the amount of $33,183 is deductible for income tax purposes and goodwill in the amount of $124,691 is non-deductible for income tax purposes for these acquisitions.

On August 20, 2020, the Company acquired 100% of the voting stock of Solaris Laser S.A. ("Solaris"), a global manufacturer of product identification and traceability solutions for $18,605, net of cash acquired. The Solaris acquisition enhances the Imaging & Identification segment's growing laser technology product line and further strengthens its position as a leading provider of marking and coding equipment and solutions. In connection with this acquisition, the Company recorded goodwill of $11,693 and intangible assets of $3,280, primarily related to unpatented technology.

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

On February 18, 2020, the Company acquired 100% of the voting stock of So. Cal. Soft-Pak, Incorporated ("Soft-Pak") Software Solutions, a leading specialized provider of integrated back office, route management and customer relationship management software solutions to the waste and recycling fleet industry for $45,500, net of cash acquired. The Soft-Pak acquisition strengthens the digital offerings within the Engineered Products segment. In connection with this acquisition, the Company recorded goodwill of $33,183 and intangible assets of $12,800, primarily related to customer intangibles.

On January 24, 2020, the Company acquired 100% of the voting stock of Sys-Tech Solutions, Inc. ("Systech"), a leading provider of product traceability, regulatory compliance and brand-protection software and solutions to pharmaceutical and consumer products manufacturers, for $161,830, net of cash acquired. The Systech acquisition strengthens the portfolio of solutions offered by the Imaging & Identification segment. In connection with this acquisition, the Company recorded goodwill of $91,493 and intangible assets of $76,100, primarily related to customer intangibles.

One other immaterial acquisition was completed during the nine months ended September 30, 2020, within the Pumps & Process Solutions segment.

The following presents the preliminary allocation of purchase price to the assets acquired and liabilities assumed, based on their estimated fair values at their acquisition dates:

Total
Current assets, net of cash acquired	$30,287
Property, plant and equipment	6,642
Goodwill	157,874
Intangible assets	100,524
Current liabilities	(20,249)
Other liabilities	(16,404)
Net assets acquired	$258,674

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
The amounts assigned to goodwill and major intangible asset classifications were as follows:

	Amount allocated	Useful life (in years)
Goodwill - tax deductible	$33,183	na
Goodwill - non deductible	124,691	na
Customer intangibles	79,795	10	-	12
Unpatented technology	14,098	6	-	9
Trademarks	6,631	15
	$258,398

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

On May 7, 2019, the Company acquired the assets of the All-Flo Pump Company, Limited business ("All-Flo"), a growing manufacturer of specialty pumps for $39,954. The All-Flo acquisition strengthens Dover's position in the growing market for air-operated double-diaphragm pumps within the Pumps & Process Solutions segment. The Company recorded goodwill of $20,567 and intangible assets of $14,980. The intangible assets are being amortized over 13 to 15 years.

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

One other immaterial acquisition was completed during the nine months ended September 30, 2019, which included contingent consideration, within the Pumps & Process Solutions segment.

Pro Forma Information

The following unaudited pro forma information illustrates the impact of 2020 and 2019 acquisitions on the Company’s revenue and earnings from operations for the three and nine months ended September 30, 2020 and 2019, respectively.
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

The unaudited pro forma effects for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
As reported	$1,748,256	$1,825,345	$4,903,370	$5,360,808
Pro forma	1,752,155	1,845,416	4,924,687	5,428,757
Net earnings:
As reported	$200,300	$206,006	$501,345	$509,796
Pro forma	203,133	206,333	512,190	511,425

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
4. Disposed Operations

Management evaluates Dover's businesses periodically for their strategic fit within its operations and may from time to time sell or discontinue certain operations for various reasons.

2020

On March 6, 2020, the Company completed the sale of the Chino, California branch of The AMS Group ("AMS Chino"), a wholly owned subsidiary of the Company. The Company recognized total consideration of $15,400, which included a working capital adjustment. This sale resulted in a pre-tax gain on sale of $5,213 included within the Condensed Consolidated Statements of Earnings and within the Refrigeration & Food Equipment Segment for the nine months ended September 30, 2020. The sale does not represent a strategic shift that will have a major effect on operations and financial results and, therefore, did not qualify for presentation as a discontinued operation.

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

5. Inventories

	September 30, 2020	December 31, 2019
Raw materials	$488,907	$467,912
Work in progress	168,143	162,670
Finished goods	298,925	280,051
Subtotal	955,975	910,633
Less reserves	(117,436)	(104,492)
Total	$838,539	$806,141

6. Property, Plant and Equipment, net

	September 30, 2020	December 31, 2019
Land	$59,511	$56,583
Buildings and improvements	549,617	527,192
Machinery, equipment and other	1,731,771	1,648,354
Property, plant and equipment, gross	2,340,899	2,232,129
Accumulated depreciation	(1,461,279)	(1,389,811)
Property, plant and equipment, net	$879,620	$842,318

Depreciation expense totaled $34,096 and $32,145 for the three months ended September 30, 2020 and 2019, respectively. For the nine months ended September 30, 2020 and 2019, depreciation expense was $102,016 and $97,364, respectively.

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

Estimates are used to determine the allowance. It is based on assessment of anticipated payment and all other historical, current and forward-looking information that is reasonably available.

The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected.

2020
Beginning Balance, January 1,	$29,381
Adoption of ASU 2016-13, cumulative-effect adjustment to retained earnings	2,706
Provision for expected credit losses	10,248
Amounts written off charged against the allowance	(2,113)
Other, including dispositions and foreign currency translation	171
Ending balance, September 30	$40,393

8. Goodwill and Other Intangible Assets
The changes in the carrying value of goodwill by reportable operating segments were as follows:

	Engineered Products	Fueling Solutions	Imaging & Identification	Pumps & Process Solutions	Refrigeration & Food Equipment	Total
Balance at December 31, 2019	$636,571	$873,381	$977,069	$750,627	$545,699	$3,783,347
Acquisitions	33,183	—	103,186	21,505	—	157,874
Disposition of business	—	—	—	—	(2,597)	(2,597)
Foreign currency translation	5,675	(19)	16,112	5,697	801	28,266
Balance at September 30, 2020	$675,429	$873,362	$1,096,367	$777,829	$543,903	$3,966,890

During the nine months ended September 30, 2020, the Company recorded additions of $157,874 to goodwill as a result of the acquisitions within the Engineered Products, Imaging & Identification, and Pumps & Process Solutions segments discussed in Note 3 — Acquisitions. During the nine months ended September 30, 2020, the Company disposed of $2,597 of the Refrigeration & Food Equipment segment goodwill as a result of the sale of a business as discussed in Note 4 — Disposed Operations.

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

The Company’s definite-lived and indefinite-lived intangible assets by major asset class were as follows:

	September 30, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Customer intangibles	$1,509,305	$796,653	$712,652	$1,410,636	$714,566	$696,070
Trademarks	226,762	98,541	128,221	218,064	85,791	132,273
Patents	161,314	138,584	22,730	159,376	133,677	25,699
Unpatented technologies	170,859	108,633	62,226	154,505	99,276	55,229
Distributor relationships	84,045	49,200	34,845	82,779	44,202	38,577
Drawings & manuals	28,054	24,585	3,469	27,500	22,403	5,097
Other	23,558	18,609	4,949	22,355	16,939	5,416
Total	2,203,897	1,234,805	969,092	2,075,215	1,116,854	958,361
Unamortized intangible assets:
Trademarks	96,723	—	96,723	96,653	—	96,653
Total intangible assets, net	$2,300,620	$1,234,805	$1,065,815	$2,171,868	$1,116,854	$1,055,014

Amortization expense was $35,393 and $34,642, respectively, including acquisition-related intangible amortization of $34,797 and $34,157 for the three months ended September 30, 2020 and 2019, respectively. For the nine months ended September 30, 2020 and 2019, amortization expense was $103,828 and $104,930, respectively, including acquisition-related intangible amortization of $102,443 and $103,531, respectively.

9. Restructuring Activities

The Company's restructuring charges by segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Engineered Products	$2,342	$556	$6,860	$1,757
Fueling Solutions	1,572	825	3,958	3,339
Imaging & Identification	99	296	(167)	1,973
Pumps & Process Solutions	1,719	907	10,271	1,789
Refrigeration & Food Equipment	534	495	3,307	2,134
Corporate	474	257	2,136	1,018
Total	$6,740	$3,336	$26,365	$12,010

These amounts are classified in the Condensed Consolidated Statements of Earnings as follows:
Cost of goods and services	$2,710	$2,073	$11,809	$4,435
Selling, general and administrative expenses	4,030	1,263	14,556	7,575
Total	$6,740	$3,336	$26,365	$12,010

The restructuring expenses of $6,740 and $26,365 incurred during the three and nine months ended September 30, 2020, respectively, were a result of restructuring programs initiated primarily in 2020. Restructuring expense was comprised primarily of new actions executed in response to lower demand driven by COVID-19 as well as continuing broad-based selling, general and administrative expense reduction initiatives and broad-based operational efficiency initiatives focusing on footprint

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
consolidation, and operational optimization and IT centralization. Additional programs, beyond the scope of the announced programs, may be implemented during 2020 with related restructuring charges.

The $6,740 of restructuring charges incurred during the third quarter of 2020 primarily included the following items:
•The Engineered Products segment recorded $2,342 of restructuring charges principally related to headcount reductions.

•The Fueling Solutions segment recorded $1,572 of restructuring charges primarily due to headcount reductions.

•The Imaging & Identification segment recorded a restructuring charges of $99 principally related to facility restructuring costs.

•The Pumps & Process Solutions segment recorded $1,719 of restructuring expense primarily due to headcount reductions.

•The Refrigeration & Food Equipment segment recorded $534 of restructuring expense primarily due to headcount reductions and facility restructuring costs.

•Corporate recorded $474 of restructuring charges primarily related to exit costs associated with IT centralization initiatives.

The Company’s severance and exit accrual activities were as follows:

	Severance	Exit		Total
Balance at December 31, 2019	$13,751	$2,639		$16,390
Restructuring charges	18,832	7,533		26,365
Payments	(24,837)	(3,895)		(28,732)
Other, including foreign currency translation	466	(3,982)	(1)	(3,516)
Balance at September 30, 2020	$8,212	$2,295		$10,507
(1) Other activity in exit reserves primarily represents the non-cash write-off of certain long-lived assets in connection with certain facility closures.

10. Borrowings

Borrowings consisted of the following:

	September 30, 2020	December 31, 2019
Short-term
Commercial paper	$90,500	$84,700
Notes payable	$90,500	$84,700

		Carrying amount (1)
	Principal	September 30, 2020	December 31, 2019
Long-term
3.15% 10-year notes due November 15, 2025	$400,000	$396,548	$396,042
1.25% 10-year notes due November 9, 2026 (euro-denominated)	€600,000	690,939	658,089
0.750% 8-year notes due November 4, 2027 (euro denominated)	€500,000	575,313	548,008
6.65% 30-year debentures due June 1, 2028	$200,000	199,230	199,155
2.950% 10-year notes due November 4, 2029	$300,000	296,555	296,270
5.375% 30-year debentures due October 15, 2035	$300,000	296,247	296,060
6.60% 30-year notes due March 15, 2038	$250,000	248,024	247,939
5.375% 30-year notes due March 1, 2041	$350,000	344,360	344,153
Total long-term debt		$3,047,216	$2,985,716
(1) Carrying amount is net of unamortized debt discount and deferred debt issuance costs. Total unamortized debt discounts were
$17.8 million and $18.9 million as of September 30, 2020 and December 31, 2019, respectively. Total deferred debt issuance costs were $14.8 million and $16.2 million as of September 30, 2020 and December 31, 2019, respectively.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

As of September 30, 2020, the Company maintained a $1.0 billion five-year unsecured revolving credit facility (the "Credit Agreement") with a syndicate of banks which expires on October 4, 2024. The Company uses the Credit Agreement principally as liquidity back-up for its commercial paper program. On March 16, 2020, the Company borrowed $500 million under the Credit Agreement, which was subsequently repaid in full during the second quarter with proceeds from resumed commercial paper borrowings. Proceeds from the Credit Agreement borrowing were used to repay all of the Company's outstanding commercial paper and for general corporate purposes.

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

The Company was in compliance with all covenants in the Credit Agreement, the Short-term Credit Agreement, and other long-term debt covenants at September 30, 2020 and had an interest coverage ratio of consolidated EBITDA to consolidated net interest expense of 11.0 to 1.

As of September 30, 2020, the Company had approximately $157.6 million outstanding in letters of credit, surety bonds, and performance and other guarantees which expire on various dates through 2029. These letters of credit and bonds are primarily issued as security for insurance, warranty and other performance obligations. In general, we would only be liable for the amount of these guarantees in the event of default in the performance of our obligations.

11. Financial Instruments

Derivatives

The Company is exposed to market risk for changes in foreign currency exchange rates due to the global nature of its operations and certain commodity risks. In order to manage these risks, the Company has hedged portions of its forecasted sales and purchases to occur within the next twelve months that are denominated in non-functional currencies, with currency forward contracts designated as cash flow hedges. At September 30, 2020 and December 31, 2019, the Company had contracts with total notional amounts of $167,123 and $179,580, respectively, to exchange currencies, principally Euro, Pound Sterling, Swedish Krona, Chinese Yuan, Canadian Dollar, and Swiss Franc. The Company believes it is probable that all forecasted cash flow transactions will occur.

In addition, the Company had outstanding contracts with a total notional amount of $85,613 and $79,707 as of September 30, 2020 and December 31, 2019, respectively, that are not designated as hedging instruments. These instruments are used to reduce the Company's exposure for operating receivables and payables that are denominated in non-functional currencies. Gains and losses on these contracts are recorded in other income, net in the Condensed Consolidated Statements of Earnings.

The following table sets forth the fair values of derivative instruments held by the Company as of September 30, 2020 and December 31, 2019 and the balance sheet lines in which they are recorded:

	Fair Value Asset (Liability)
	September 30, 2020	December 31, 2019	Balance Sheet Caption
Foreign currency forward	$1,155	$2,892	Prepaid and other current assets
Foreign currency forward	(1,830)	(476)	Other accrued expenses

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

Amounts recognized in other comprehensive earnings for the gains (losses) on net investment hedges were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(Loss) gain on euro-denominated debt	$(45,379)	$37,783	$(58,659)	$36,630
Tax benefit (expense)	9,872	(7,934)	12,761	(7,692)
Net (loss) gain on net investment hedges, net of tax	$(35,507)	$29,849	$(45,898)	$28,938

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

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
	Level 2	Level 2
Assets:
Foreign currency cash flow hedges	$1,155	$2,892
Liabilities:
Foreign currency cash flow hedges	1,830	476

In addition to fair value disclosure requirements related to financial instruments carried at fair value, accounting standards require interim disclosures regarding the fair value of all of the Company’s financial instruments.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

The estimated fair value of long-term debt, net at September 30, 2020 and December 31, 2019, was $3,546,940 and $3,322,033, respectively. The estimated fair value of long-term debt is based on quoted market prices for similar instruments and is, therefore, classified as Level 2 within the fair value hierarchy.

The carrying values of cash and cash equivalents, trade receivables, accounts payable and notes payable are reasonable estimates of their fair values as of September 30, 2020 and December 31, 2019 due to the short-term nature of these instruments.

12. Income Taxes

The effective tax rates for the three months ended September 30, 2020 and 2019 were 20.2% and 20.1%, respectively. The increase in the effective tax rate for the three months ended September 30, 2020 relative to the prior comparable period was primarily driven by discrete items.

The effective tax rates for the nine months ended September 30, 2020 and 2019 were 19.3% and 21.1%, respectively. The decrease in the effective tax rate for the nine months ended September 30, 2020 relative to the prior year comparable period was primarily driven by the exclusion of capital losses on the sale of Finder under local law in the prior year, partially offset by the impact of other discrete tax items.

Dover and its subsidiaries file tax returns in the U.S., including various state and local returns, and in other foreign jurisdictions. We believe adequate provision has been made for all income tax uncertainties. The Company is routinely audited by taxing authorities in its filing jurisdictions, and a number of these audits are currently underway. The Company believes that within the next twelve months uncertain tax positions may be resolved and statutes of limitations will expire, which could result in a decrease in the gross amount of unrecognized tax benefits of approximately zero to $9.8 million.

13. Equity Incentive Program

The Company typically grants equity awards annually at its regularly scheduled first quarter meeting of the Compensation Committee of the Board of Directors. During the nine months ended September 30, 2020, the Company issued stock-settled appreciation rights ("SARs") covering 390,780 shares, performance share awards of 49,056 and restricted stock units ("RSUs") of 83,512.

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

The fair value and average attainment used in determining stock-based compensation cost for the performance shares issued in 2019 is as follows for the nine months ended September 30, 2020:

Performance Shares
2019
Fair value per share at date of grant	$91.20
Average attainment rate reflected in expense	168.96%

The Company also has granted RSUs, and the fair value of these awards was determined using Dover's closing stock price on the date of grant.

Stock-based compensation is reported within selling, general and administrative expenses in the Condensed Consolidated Statements of Earnings. The following table summarizes the Company’s compensation expense relating to all stock-based incentive plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Pre-tax stock-based compensation expense	$7,371	$7,876	$15,591	$24,493
Tax benefit	(854)	(489)	(1,822)	(2,035)
Total stock-based compensation expense, net of tax	$6,517	$7,387	$13,769	$22,458

14. Commitments and Contingent Liabilities

Litigation

Certain of the Company’s subsidiaries are involved in legal proceedings relating to the cleanup of waste disposal sites identified under federal and state statutes that provide for the allocation of such costs among "potentially responsible parties." In each instance, the extent of the Company’s liability appears to be very small in relation to the total projected expenditures and the number of other "potentially responsible parties" involved and is anticipated to be immaterial to the Company. In addition, certain of the Company’s subsidiaries are involved in ongoing remedial activities at certain current and former plant sites, in cooperation with regulatory agencies, and appropriate estimated liabilities have been established. At September 30, 2020 and December 31, 2019, the Company had estimated liabilities totaling $31,308 and $30,608, respectively, for environmental and other matters, including private party claims for exposure to hazardous substances that are probable and estimable.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
The Company and certain of its subsidiaries are also parties to a number of other legal proceedings incidental to their businesses. These proceedings primarily involve claims by private parties alleging injury arising out of use of the Company’s products, patent infringement, employment matters, and commercial disputes. Management and legal counsel, at least quarterly, review the probable outcome of such proceedings, the costs and expenses reasonably expected to be incurred and currently accrued to-date, and the availability and extent of insurance coverage. The Company has estimated liabilities for legal matters that are probable and estimable, and at September 30, 2020 and December 31, 2019, these estimated liabilities were not significant. While it is not possible at this time to predict the outcome of these legal actions, in the opinion of management, based on the aforementioned reviews, the Company is not currently involved in any legal proceedings which, individually or in the aggregate, could have a material effect on its financial position, results of operations, or cash flows.

Warranty Accruals

Estimated warranty program claims are provided for at the time of sale of the Company's products. Amounts provided for are based on historical costs and adjusted for new claims and are included within other accrued expenses and other liabilities in the Condensed Consolidated Balance Sheet. The changes in the carrying amount of product warranties through September 30, 2020 and 2019, were as follows:

	2020	2019
Beginning Balance, December 31 of the Prior Year	$49,116	$50,073
Provision for warranties	42,647	46,123
Settlements made	(44,396)	(46,406)
Other adjustments, including acquisitions and currency translation	129	(1,609)
Ending balance, September 30	$47,496	$48,181

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

Qualified Defined Benefits

	Three Months Ended September 30,				Nine Months Ended September 30,
	U.S. Plan		Non-U.S. Plans		U.S. Plan		Non-U.S. Plans
	2020	2019	2020	2019	2020	2019	2020	2019
Service cost	$1,706	$1,754	$1,366	$1,429	$5,118	$5,262	$3,954	$4,265
Interest cost	4,068	4,756	839	1,193	12,204	14,269	2,460	3,641
Expected return on plan assets	(7,869)	(8,534)	(1,719)	(1,538)	(23,607)	(25,602)	(5,033)	(4,664)
Amortization:
Prior service cost (credit)	57	76	(126)	(102)	170	227	(365)	(298)
Recognized actuarial loss	1,884	—	777	763	5,652	—	2,253	2,288
Net periodic (income) expense	$(154)	$(1,948)	$1,137	$1,745	$(463)	$(5,844)	$3,269	$5,232

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
Non-Qualified Supplemental Benefits

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Service cost	$318	$486	$954	$1,457
Interest cost	441	668	1,324	2,003
Amortization:
Prior service cost	424	703	1,271	2,109
Recognized actuarial gain	(464)	(570)	(1,393)	(1,710)
Net periodic expense	$719	$1,287	$2,156	$3,859

Post-Retirement Benefit Plans

The Company also maintains post-retirement benefit plans, although these plans are closed to new entrants. The post-retirement benefit plans are supported by the general assets of the Company. The following table sets forth the components of the Company’s net periodic expense relating to its post-retirement benefit plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Service cost	$5	$5	$15	$15
Interest cost	60	78	181	234
Amortization:
Prior service cost	3	3	10	10
Recognized actuarial gain	(3)	(17)	(11)	(52)
Net periodic expense	$65	$69	$195	$207

The total amount amortized out of accumulated other comprehensive earnings into net periodic pension and post-retirement expense totaled $2,552 and $856 for the three months ended September 30, 2020 and 2019, respectively, and $7,587 and $2,574 for the nine months ended September 30, 2020 and 2019, respectively.

Defined Contribution Retirement Plans

The Company also offers defined contribution retirement plans which cover the majority of its U.S. employees, as well as employees in certain other countries. The related expense is recognized within selling, general and administrative expenses and cost of goods and services, depending on the functional area of the underlying employees included in the plans. The Company’s expense relating to defined contribution plans was $12,530, and $12,188 for the three months ended September 30, 2020 and 2019, respectively, and $39,071 and $38,340 for the nine months ended September 30, 2020 and 2019.

16. Other Comprehensive Earnings

The amounts recognized in other comprehensive (loss) earnings were as follows:

	Three Months Ended			Three Months Ended
	September 30, 2020			September 30, 2019
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$19,399	$9,872	$29,271	$(42,931)	$(7,934)	$(50,865)
Pension and other post-retirement benefit plans	2,552	(421)	2,131	856	(190)	666
Changes in fair value of cash flow hedges	(627)	139	(488)	1,419	(297)	1,122
Total other comprehensive earnings (loss)	$21,324	$9,590	$30,914	$(40,656)	$(8,421)	$(49,077)

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

	Nine Months Ended			Nine Months Ended
	September 30, 2020			September 30, 2019
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$(32,475)	$12,761	$(19,714)	$(8,112)	$(7,692)	$(15,804)
Pension and other post-retirement benefit plans	7,587	(1,408)	6,179	2,574	(572)	2,002
Changes in fair value of cash flow hedges	(4,050)	896	(3,154)	(368)	76	(292)
Total other comprehensive (loss) earnings	$(28,938)	$12,249	$(16,689)	$(5,906)	$(8,188)	$(14,094)

Total comprehensive earnings were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net earnings	$200,300	$206,006	$501,345	$509,796
Other comprehensive earnings (loss)	30,914	(49,077)	(16,689)	(14,094)
Comprehensive earnings	$231,214	$156,929	$484,656	$495,702

Amounts reclassified from accumulated other comprehensive loss to earnings during the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Foreign currency translation:
Reclassification of foreign currency translation losses to earnings for assets held for sale	$—	$—	$—	$25,339
Tax benefit	—	—	—	—
Net of tax	$—	$—	$—	$25,339
Pension and other postretirement benefit plans:
Amortization of actuarial losses	$2,194	$176	$6,501	$526
Amortization of prior service costs	358	680	1,086	2,048
Total before tax	2,552	856	7,587	2,574
Tax benefit	(421)	(190)	(1,408)	(572)
Net of tax	$2,131	$666	$6,179	$2,002
Cash flow hedges:
Net (gains) losses reclassified into earnings	$(266)	$730	$402	$(85)
Tax provision (benefit)	56	(153)	(84)	16
Net of tax	$(210)	$577	$318	$(69)

The reclassification of foreign currency translation losses to earnings during the nine months ended September 30, 2019 relates to the sale of Finder. See Note 4 — Disposed Operations for further details.

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

Segment financial information and a reconciliation of segment results to consolidated results was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Engineered Products	$386,562	$426,689	$1,137,102	$1,275,468
Fueling Solutions	380,511	411,769	1,066,988	1,175,405
Imaging & Identification	265,690	275,109	750,432	810,051
Pumps & Process Solutions	347,875	341,337	976,506	1,010,480
Refrigeration & Food Equipment	368,395	370,335	973,835	1,090,452
Intra-segment eliminations	(777)	106	(1,493)	(1,048)
Total consolidated revenue	$1,748,256	$1,825,345	$4,903,370	$5,360,808
Net earnings:
Segment earnings (EBIT): (1)
Engineered Products	$64,890	$74,367	$181,686	$218,615
Fueling Solutions	66,601	68,069	167,313	157,936
Imaging & Identification	51,928	61,655	141,456	172,251
Pumps & Process Solutions (2)	89,786	77,433	223,567	168,702
Refrigeration & Food Equipment(3)	40,159	35,211	75,147	104,393
Total segment earnings (EBIT)	313,364	316,735	789,169	821,897
Corporate expense / other (4)	35,603	28,658	87,011	84,036
Interest expense	27,724	31,410	83,703	94,972
Interest income	(960)	(1,263)	(2,871)	(3,098)
Earnings before provision for income taxes	250,997	257,930	621,326	645,987
Provision for income taxes	50,697	51,924	119,981	136,191
Net earnings	$200,300	$206,006	$501,345	$509,796
(1) Segment earnings (EBIT) includes non-operating income and expense directly attributable to the segments. Non-operating income and expense includes gain on sale of a business and other income, net.
(2) The nine months ended September 30, 2019 includes a $46,946 loss on assets held for sale for Finder.
(3) The three and nine months ended September 30, 2020 include a $557 expense and a $5,213 net gain on the sale of AMS Chino, respectively. The nine months ended September 30, 2020 also include a $3,640 write-off of assets.
(4) Certain expenses are maintained at the corporate level and not allocated to the segments. These expenses include executive and functional compensation costs, non-service pension costs, non-operating insurance expenses, shared business services overhead costs, deal related expenses and various administrative expenses relating to the corporate headquarters.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
The following table presents revenue disaggregated by geography based on the location of the Company's customer:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue by geography	2020	2019	2020	2019
United States	$952,548	$1,002,349	$2,762,187	$2,883,147
Europe	383,867	376,601	1,065,109	1,184,520
Asia	207,474	229,210	525,758	623,838
Other Americas	138,060	150,257	380,104	466,591
Other	66,307	66,928	170,212	202,712
Total	$1,748,256	$1,825,345	$4,903,370	$5,360,808
18. Share Repurchases

In February 2018, the Company's Board of Directors approved a standing share repurchase authorization, whereby the Company may repurchase up to 20 million shares of its common stock through December 31, 2020. This share repurchase authorization replaced the January 2015 share repurchase authorization.

In the first quarter of 2020, the Company repurchased 548,659 shares of common stock at a total cost of $52,916, or $96.45 per share. The Company suspended share repurchases in the second quarter due to business uncertainty related to COVID-19. This temporary suspension in share repurchases was lifted during the beginning of the third quarter. There were no repurchases during the three months ended September 30, 2020. During the three and nine months ended September 30, 2019, the Company repurchased 261,807 shares of common stock at a total cost of $23,280, or $88.92.

As of September 30, 2020, 7,811,385 shares remain authorized for repurchase under the February 2018 share repurchase authorization.

19. Earnings per Share

The following table sets forth a reconciliation of the information used in computing basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net earnings	$200,300	$206,006	$501,345	$509,796
Basic earnings per common share:
Net earnings	$1.39	$1.42	$3.48	$3.51
Weighted average shares outstanding	144,032,000	145,372,000	144,082,000	145,276,000
Diluted earnings per common share:
Net earnings	$1.38	$1.40	$3.45	$3.47
Weighted average shares outstanding	145,289,000	147,051,000	145,313,000	147,053,000

The following table is a reconciliation of the share amounts used in computing earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Weighted average shares outstanding - Basic	144,032,000	145,372,000	144,082,000	145,276,000
Dilutive effect of assumed exercise of SARs and vesting of performance shares and RSUs	1,257,000	1,679,000	1,231,000	1,777,000
Weighted average shares outstanding - Diluted	145,289,000	147,051,000	145,313,000	147,053,000

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

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
The weighted average number of anti-dilutive potential common shares excluded from the calculation above were approximately 36,000 and 28,000 for the three months ended September 30, 2020 and 2019, respectively, and 95,000 and 9,000 for the nine months ended September 30, 2020 and 2019, respectively.

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

On March 11, 2020, the World Health Organization declared the outbreak of the novel coronavirus ("COVID-19") a pandemic. The COVID-19 outbreak and associated counter-acting measures implemented by governments around the world, as well as increased business uncertainty, had an adverse impact on our financial results for the three and nine months ended September 30, 2020. Activity in many of the end-markets we serve has been improving since the second quarter of 2020 and we expect that improvement trend to continue for most of our businesses in the fourth quarter. We are cautiously optimistic about the remainder of the year, however, the demand in most markets remains uncertain.

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

In the third quarter of 2020, revenue was $1.7 billion, which decreased $77.1 million, or 4.2%, as compared to the third quarter of 2019. This was driven by an organic revenue decline of 5.1% and a 0.8% impact due to dispositions. This decline was partially offset by acquisition-related revenue growth of 1.0% and a favorable impact from foreign currency translation of 0.7%.

The 5.1% organic revenue decline compared to the third quarter of 2019 was broad-based across our segments, with the exception of our Refrigeration & Food Equipment segment. The organic revenue decline was due to continued demand softness in many of our end-markets driven by the global response to the outbreak of COVID-19. The Refrigeration & Food Equipment segment posted organic revenue growth of 2.6% primarily driven by improved activity in food retail and notable growth in demand for can making machinery, however demand for commercial foodservice equipment remained weak. The Engineered Products segment had an organic revenue decline of 10.4% primarily as a result of weaker demand in our waste handling business compared to recognizing all-time highest revenue in the third quarter last year, as well as continued softness in our industrial winch and hoist and industrial automation businesses, while our aerospace & defense business showed continued resilience and our vehicle service business revenues returned to levels slightly below those in the third quarter of last year. The Imaging & Identification segment experienced a decline in organic revenue of 7.6% primarily driven by continued softness in the textile digital printing market caused by the continued global disruption in the apparel and fashion markets related to COVID-19, while our marking and coding business was approximately in line with the prior year. The Fueling Solutions segment had an organic revenue decline of 7.9% driven by slowing demand in retail fueling markets in Asia and Europe as well as weaker activity in the transportation and vehicle wash markets, partially offset by strong activity in North America driven by Europay, Mastercard, and Visa ("EMV") compliance. The Pumps & Process Solutions segment had an organic revenue decline of 0.9% as a result of continued softness in compression components and aftermarket, and industrial pump end-markets, almost fully offset by strong performance in the biopharma and hygienic markets as well as strong shipments in our plastics and polymer processing business.

From a geographic perspective, in the third quarter, organic revenue for the U.S., our largest market, declined 4%, while organic revenue in Europe and Asia declined 4% and 10%, respectively, year over year. Organic revenue in all other geographic markets declined 5%. Three out of our five segments experienced declines in U.S. organic sales, while organic sales in the Refrigeration & Food Equipment grew 8% and the Imaging & Identification segment remained flat. Operational and demand headwinds from the COVID-19 pandemic led to a decline in Europe for four of our five segments, while the Pumps & Process Solutions segment grew on robust activity across all businesses. The decline in Asia was driven mainly by a reduction in China where our Fueling Solutions segment, our second largest business in China, faced significant headwinds due to the expiration of the government's double-wall upgrade mandate that drove significant activity in prior years, as well as continued weak demand from the national oil companies.

Bookings were $1.8 billion for the three months ended September 30, 2020, a decrease of $10.0 million, or 0.5% compared to the prior year comparable period. Included in this result was organic decline of 1.1% and a 0.6% impact due to dispositions, partially offset by acquisition-related bookings growth of 0.8% and a favorable impact from foreign currency translation of 0.4%. Bookings declined organically in four segments primarily as a result of the global impact on customer demand from the COVID-19 pandemic, and increased in our Refrigeration & Food Equipment on the back of positive trends, most significantly in can shaping, as well as food retail and heat exchanger markets. Backlog as of September 30, 2020 was $1.6 billion, an increase from $1.4 billion from the prior year. See definition of bookings and backlog within "Segment Results of Operations".

During the three months ended September 30, 2020, we acquired Solaris Laser S.A. ("Solaris") for a purchase price of $18.6 million, net of cash acquired. The Solaris acquisition enhances our Imaging & Identification segment's growing laser technology product line and further strengthens its position as a leading provider of marking and coding equipment and solutions.

Rightsizing charges of $5.8 million included restructuring costs of $6.7 million less other benefits of $0.9 million for the three months ended September 30, 2020. Restructuring expense was comprised primarily of new actions taken in response to lower demand driven by COVID-19 and continuing broad-based selling, general and administrative expense reduction initiatives and broad-based operational efficiency initiatives focusing on footprint consolidation, and operational optimization and IT centralization. These restructuring charges were broad-based across all segments as well as corporate. Other benefits were comprised primarily of a $1.7 million gain on sale of assets in our Refrigeration & Food Equipment segment as a result of restructuring actions and partially offset by charges related to the restructuring actions.

COVID-19 Update

The COVID-19 pandemic has disrupted the global economy and adversely impacted our business, including demand for our products across multiple end-markets as well as our supply chain and operations. We have experienced sequentially improving activity in most markets and geographies, however demand remains subdued compared to historical averages across multiple markets and we expect such softness to continue into the fourth quarter. The public health situation, global response measures and corresponding impacts on various markets remain fluid and uncertain and may lead to sudden changes in trajectory and outlook.

During the third quarter, we have continued to operate in accordance with established health and safety protocols across our facilities while maintaining an enhanced health and safety compliance program. More specifically, we have modified practices at our manufacturing locations and offices to adhere to guidance from the U.S. Centers for Disease Control and Prevention and local health and governmental authorities in our global network with respect to social distancing, physical separation, personal protective equipment and sanitization, and have restricted the number of employees permitted in common areas at any given time. These processes have been institutionalized as a formal part of our operational excellence model, including audits to sustain our practices. We are pleased to report that as of September 30, 2020 all of our major global facilities are operational.

In order to help mitigate the negative financial impact caused by the pandemic, we have executed and will continue to execute a number of temporary cost savings measures across the portfolio and at our corporate center including short-term labor actions, adjustments to variable compensation to reflect current conditions, utilization of governmental job retention subsidies, elimination of non-essential travel and reduction of discretionary spend. We have also significantly reduced our capital spending plan for the year, without deferring strategic ongoing initiatives. In addition, we initiated restructuring actions to drive longer-term cost savings and are proactively managing our working capital.

The extent of the impact of the COVID-19 outbreak on our operational and financial performance will depend on certain developments, including the duration of the outbreak, its impact on our customers and suppliers and the range of governmental and community reactions to the pandemic, which continue to be uncertain and cannot be fully predicted at this time. We will continue to proactively respond to the situation and may take further actions that alter our business operations as may be required by governmental authorities, or that we determine are in the best interests of our employees and customers.

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands, except per share data)	2020	2019	% Change	2020	2019	% Change
Revenue	$1,748,256	$1,825,345	(4.2)%	$4,903,370	$5,360,808	(8.5)%
Cost of goods and services	1,089,527	1,151,857	(5.4)%	3,080,800	3,391,185	(9.2)%
Gross profit	658,729	673,488	(2.2)%	1,822,570	1,969,623	(7.5)%
Gross profit margin	37.7%	36.9%	0.8	37.2%	36.7%	0.5

Selling, general and administrative expenses	381,831	390,775	(2.3)%	1,135,512	1,195,875	(5.0)%
Selling, general and administrative expenses as a percent of revenue	21.8%	21.4%	0.4	23.2%	22.3%	0.9
Loss on assets held for sale	—	—	nm*	—	46,946	nm*
Operating earnings	276,898	282,713		687,058	726,802
Interest expense	27,724	31,410	(11.7)%	83,703	94,972	(11.9)%
Interest income	(960)	(1,263)	(24.0)%	(2,871)	(3,098)	(7.3)%
Loss (gain) on sale of a business	557	—	nm*	(5,213)	—	nm*
Other income, net	(1,420)	(5,364)	nm*	(9,887)	(11,059)	nm*
Earnings before provision for income taxes	250,997	257,930	(2.7)%	621,326	645,987	(3.8)%
Provision for income taxes	50,697	51,924	(2.4)%	119,981	136,191	(11.9)%
Effective tax rate	20.2%	20.1%	0.1	19.3%	21.1%	(1.8)
Net earnings	200,300	206,006	(2.8)%	501,345	509,796	(1.7)%
Net earnings per common share - diluted	$1.38	$1.40	(1.4)%	$3.45	$3.47	(0.6)%
* nm - not meaningful

Revenue

Revenue for the three months ended September 30, 2020 decreased $77.1 million, or 4.2%, from the prior year comparable quarter. Results included an organic revenue decline of 5.1% primarily due to lower sales volumes due to pandemic-related slowness in our markets. Acquisition-related revenue growth of 1.0%, led by our Imaging & Identification and Pumps & Process Solutions segments, along with a favorable impact from foreign currency translation of 0.7% was partially offset by a 0.8% impact from a disposition within the Refrigeration & Food Equipment segment. Customer pricing favorably impacted revenue by approximately 0.5% in the third quarter of 2020.

Revenue for the nine months ended September 30, 2020 decreased $457.4 million, or 8.5%, from the prior year comparable period. The decrease primarily reflects an organic revenue decline of 8.0% across all our segments due to the adverse impact of COVID-19. Acquisition-related growth was 0.8% led by our Imaging & Identification and Pumps & Process Solutions segments. This growth was more than offset by an unfavorable impact from foreign currency translation of 0.6% and a 0.7% impact from dispositions within the Refrigeration & Food Equipment and Pumps & Process Solutions segments. Customer pricing favorably impacted revenue by approximately 0.6% for the nine months ended September 30, 2020.

Gross Profit

Gross profit for the three months ended September 30, 2020 decreased $14.8 million, or 2.2% from the prior year comparable quarter, primarily due to organic revenue declines, increased material and inflation costs and higher restructuring costs, partially offset by favorable business mix, pricing initiatives, benefits from productivity initiatives, restructuring and cost containment actions, including adjustments to direct and indirect manufacturing costs to current demand levels and short-term actions to reduce labor costs. Gross profit margin increased 80 basis points to 37.7%, due to benefits from productivity initiatives and restructuring and cost containment actions.

Gross profit for the nine months ended September 30, 2020 decreased $147.1 million, or 7.5%, from the prior year comparable period, primarily due to an organic revenue declines, increased material and inflation costs and higher restructuring costs, partially offset by productivity initiatives and restructuring and cost containment actions. Gross profit margin increased by 50 basis points to 37.2% for the nine months ended September 30, 2020 from the comparable period primarily due to benefits from productivity initiatives and restructuring and cost containment actions. We are managing production at our operating plants aggressively to match demand.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2020 decreased $8.9 million, or 2.3%, from the prior year comparable quarter, primarily due to continued cost reduction actions to offset revenue declines, including a reduction in discretionary spend and adjustments to variable compensation to reflect current conditions, and benefits from rightsizing actions. As a percentage of revenue, selling, general and administrative expenses increased 40 basis points to 21.8% due to the decline in revenue base. As we continue to respond to the impact of COVID-19, we expect sustained reductions in discretionary spend and headcount to match demand.

Selling, general and administrative expenses for the nine months ended September 30, 2020 decreased $60.4 million, or 5.0%, from the prior year comparable period, primarily due to a reduction in discretionary spend and benefits from rightsizing actions, partially offset by higher restructuring charges and a write-off of assets. Selling, general and administrative expenses as a percentage of revenue increased 90 basis points as compared to the prior year comparable period reflecting the decrease in revenue base.

Research and development costs, including qualifying engineering costs, are expensed when incurred and amounted to $36.4 million and $32.1 million for the three months ended September 30, 2020 and 2019, respectively, and $106.7 million and $102.0 million, for the nine months ended September 30, 2020 and 2019, respectively. These costs as a percent of revenue were 2.1% and 1.8% for the three months ended September 30, 2020 and 2019, respectively, and 2.2% and 1.9% for the nine months ended September 30, 2020 and 2019, respectively.

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

Gain on sale of a business

On March 6, 2020, we sold the Chino, California branch of The AMS Group ("AMS Chino") within the Refrigeration & Food Equipment segment for total consideration of $15.4 million which included a working capital adjustment. A gain of $5.2 million was recognized on this sale. The disposal did not represent a strategic shift in operations and, therefore, did not qualify for presentation as discontinued operations.

Other income, net

Other income, net for the three months and nine months ended September 30, 2020 decreased $3.9 million and $1.2 million respectively from prior year comparable periods primarily due to foreign exchange losses from the remeasurement of foreign currency denominated balances.

Income Taxes

The effective tax rates for the three months ended September 30, 2020 and 2019 were 20.2% and 20.1%, respectively. The increase in the effective tax rate for the three months ended September 30, 2020 relative to the prior year comparable quarter was primarily driven by discrete items.

The effective tax rates for the nine months ended September 30, 2020 and 2019 were 19.3% and 21.1%, respectively. The decrease in the effective tax rate for the nine months ended September 30, 2020 relative to the prior year comparable period was primarily driven by the exclusion of capital losses on the sale of Finder under local law in the prior year, partially offset by the impact of other discrete tax items.

Dover and its subsidiaries file tax returns in the U.S., including various state and local returns, and in other foreign jurisdictions. We believe adequate provision has been made for all income tax uncertainties. The Company is routinely audited by taxing authorities in its filing jurisdictions, and a number of these audits are currently underway. The Company believes that within the next twelve months uncertain tax positions may be resolved and statutes of limitations will expire, which could result in a decrease in the gross amount of unrecognized tax benefits of approximately zero to $9.8 million.
Net earnings

Net earnings for the three months ended September 30, 2020 decreased 2.8% to $200.3 million, or $1.38 diluted earnings per share, from $206.0 million, or $1.40 diluted earnings per share, from the prior year comparable quarter. The decrease in net earnings was mainly attributable to reduced volume due to the impact of COVID-19, increased material and inflation costs and higher restructuring costs. The reduction was partially offset by broad-based cost containment actions and benefits from productivity and restructuring actions.

Net earnings for the nine months ended September 30, 2020 decreased 1.7% to $501.3 million, or $3.45 diluted earnings per share, from $509.8 million, or $3.47 diluted earnings per share, from the prior year comparable period. The decrease in net earnings was primarily due to the impact of COVID-19, increased material and inflation costs, and higher restructuring costs. The decrease in net earnings was partially offset by broad-based cost containment actions, benefits from productivity and restructuring actions, and a loss on assets held for sale of $46.9 million in the prior period.

Rightsizing Activities, which includes Restructuring and Other Costs

During the three and nine months ended September 30, 2020, rightsizing activities included restructuring charges of $6.7 million and $26.4 million, respectively, and other benefits of $0.9 million and costs of $4.2 million, respectively. Restructuring expense was comprised primarily of new actions taken in response to lower demand driven by COVID-19 as well as continuing broad-based selling, general and administrative expense reduction initiatives and broad-based operational efficiency initiatives focusing on footprint consolidation and operational optimization and IT centralization. Other costs and benefits comprised primarily of charges related to the restructuring actions offset by a $1.7 million gain on sale of assets in our Refrigeration & Food Equipment segment as a result of restructuring actions. These rightsizing charges were recorded in cost of goods and services and selling, general and administrative expenses in the Condensed Consolidated Statement of Earnings. Additional programs beyond the scope of the announced programs may be implemented during 2020 with related restructuring charges.

We recorded the following rightsizing costs for the three and nine months ended September 30, 2020:

	Three Months Ended September 30, 2020
(dollars in thousands)	Engineered Products	Fueling Solutions	Imaging & Identification	Pumps & Process Solutions	Refrigeration & Food Equipment	Corporate	Total
Restructuring (GAAP)	$2,342	$1,572	$99	$1,719	$534	$474	$6,740
Other costs (benefits), net	33	43	—	52	(1,505)	485	(892)
Rightsizing (Non-GAAP)	$2,375	$1,615	$99	$1,771	$(971)	$959	$5,848

	Nine Months Ended September 30, 2020
(dollars in thousands)	Engineered Products	Fueling Solutions	Imaging & Identification	Pumps & Process Solutions	Refrigeration & Food Equipment	Corporate	Total
Restructuring (GAAP)	$6,860	$3,958	$(167)	$10,271	$3,307	$2,136	$26,365
Other costs, net	45	18	3	37	2,442	1,637	4,182
Rightsizing (Non-GAAP)	$6,905	$3,976	$(164)	$10,308	$5,749	$3,773	$30,547

During the three and nine months ended September 30, 2019, rightsizing activities included restructuring charges of $3.3 million and $12.0 million, respectively, and other costs of $0.5 million and $2.2 million, respectively. Restructuring expense was related to two significant rightsizing restructuring programs initiated in 2018, comprised primarily of broad-based selling, general and administrative expense reduction and footprint consolidation initiatives. Other costs were comprised primarily of other charges related to the restructuring actions. These rightsizing charges were recorded in cost of goods and services and selling, general and administrative expenses in the Condensed Consolidated Statement of Earnings.

We recorded the following rightsizing costs for the three and nine months ended September 30, 2019:

	Three Months Ended September 30, 2019
(dollars in thousands)	Engineered Products	Fueling Solutions	Imaging & Identification	Pumps & Process Solutions	Refrigeration & Food Equipment	Corporate	Total
Restructuring (GAAP)	$556	$825	$296	$907	$495	$257	$3,336
Other costs (benefits), net	34	(14)	5	36	345	65	471
Rightsizing (Non-GAAP)	$590	$811	$301	$943	$840	$322	$3,807

	Nine Months Ended September 30, 2019
(dollars in thousands)	Engineered Products	Fueling Solutions	Imaging & Identification	Pumps & Process Solutions	Refrigeration & Food Equipment	Corporate	Total
Restructuring (GAAP)	$1,757	$3,339	$1,973	$1,789	$2,134	$1,018	$12,010
Other costs (benefits), net	38	(8)	(15)	471	1,666	65	2,217
Rightsizing (Non-GAAP)	$1,795	$3,331	$1,958	$2,260	$3,800	$1,083	$14,227

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

•Organic bookings represent total orders received from customers in the current reporting period excluding the impact of foreign currency exchange rates and the impact of acquisitions and dispositions. This metric is an important measure of performance and an indicator of revenue order trends.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2020	2019	% Change	2020	2019	% Change
Revenue	$386,562	$426,689	(9.4)%	$1,137,102	$1,275,468	(10.8)%

Segment earnings (EBIT)	$64,890	$74,367	(12.7)%	$181,686	$218,615	(16.9)%
Depreciation and amortization	10,717	10,095	6.2%	30,561	30,906	(1.1)%
Segment EBITDA	$75,607	$84,462	(10.5)%	$212,247	$249,521	(14.9)%

Segment margin	16.8%	17.4%		16.0%	17.1%
Segment EBITDA margin	19.6%	19.8%		18.7%	19.6%

Other measures:
Bookings	$381,139	$426,059	(10.5)%	$1,074,484	$1,251,176	(14.1)%
Backlog				$373,458	$416,025	(10.2)%

Components of revenue decline:
Organic decline			(10.4)%			(10.9)%
Acquisitions			0.3%			0.2%
Foreign currency translation			0.7%			(0.1)%
			(9.4)%			(10.8)%

Third Quarter 2020 Compared to the Third Quarter 2019

Engineered Products segment revenue for the third quarter of 2020 decreased $40.1 million, or 9.4%, as compared to the third quarter of 2019, comprised of organic decline of 10.4%, partially offset by a favorable impact from foreign currency translation of 0.7% and acquisition-related growth of 0.3%. Acquisition-related growth was driven by the acquisition of So. Cal. Soft-Pak ("Soft-Pak"). Customer pricing favorably impacted revenue by approximately 0.5% in the third quarter of 2020.

The organic revenue decline was primarily driven by the global economic downturn precipitated by the COVID-19 pandemic. The impact continued to be broad-based, with the most significant impacts in the third quarter experienced in our waste handling, industrial winch and hoist, industrial automation and fluid dispensing businesses. In waste handling we continued to experience headwinds on new order activity in the quarter as waste haulers and municipalities reduced current year capital budgets to preserve cash flow, and orders for compaction and recycling solutions remained below prior year levels; the comparison is further challenged since our waste handling business recorded all-time highest revenue in the third quarter of 2019. Although headwinds from the COVID-19 pandemic remain across the majority of our businesses, sequential activity improved from the second quarter to the third quarter in a number of businesses, most notably in our vehicle service and industrial automation businesses. Our vehicle service business revenues in particular returned to a level that was only slightly below those experienced in the third quarter of last year. Our aerospace & defense business also demonstrated continued resilience, posting strong year over year revenue growth in the quarter on the back of a strong backlog of orders from defense customers.

While we experienced improvements in the third quarter in several businesses, we expect the global COVID-19 pandemic to continue to impact demand for capital equipment and segment results for the remainder of the year as demand headwinds across our businesses persist, and as a result, we continue to focus on initiatives that align the cost structures of our businesses with near-term demand levels. Despite those near-term demand headwinds, we expect that demand for our products will continue its long term favorable growth trend, and believe the fundamental long term demand drivers across our end-markets remain constructive.

Engineered Products segment earnings decreased $9.5 million, or 12.7%, compared to the third quarter of 2019. The decrease was primarily driven by the continued impact of the COVID-19 pandemic on customer spending. This was partially offset by cost containment initiatives we executed in the second quarter. These initiatives include actions to adjust direct and indirect manufacturing costs to current demand levels, the execution of short-term actions to reduce labor costs, the elimination of non-essential travel, third party and other expenses, the recognition of adjustments to variable compensation to reflect current conditions, the execution of selective structural cost actions aimed at streamlining our businesses, and a detailed review and re-prioritization of all planned investments and hiring plans. These actions will remain in place until sustained improvements in near-term demand are realized. Segment operating margin decreased 60 basis points to 16.8% from 17.4% as compared to the prior year quarter.

Bookings decreased 10.5% for the segment, comprised of an organic decline of 11.6%, partially offset by a favorable impact from foreign currency of 0.7% and acquisition-related growth of 0.4%. The organic bookings decline was broad-based and primarily driven by the global impact on customer demand of the COVID-19 pandemic. Segment book-to-bill was 0.99. Backlog decreased 10.2% compared to the prior year quarter.

Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

Engineered Products revenue for the nine months ended September 30, 2020 decreased $138.4 million, or 10.8%, compared to the prior year comparable period. This was comprised of organic revenue decline of 10.9% and an unfavorable impact from foreign currency translation of 0.1%, partially offset by acquisition-related growth of 0.2%. The organic revenue decline was primarily driven by the broad-based impact to customer spending of the global economic downturn precipitated by the COVID-19 pandemic. The impact began in the first quarter with government mandated shutdowns in China and Italy impacting our vehicle service business as well as a voluntary shutdown in the U.S. of a facility serving the automotive original equipment manufacturer ("OEM") market. The impact then became more broad-based in the early part of the second quarter, before experiencing sequential improvements toward the end of the second quarter and through the third quarter. Despite improving conditions, demand headwinds persisted in the third quarter. Customer pricing favorably impacted revenue by approximately 0.3% for the nine months ended September 30, 2020.

Segment earnings for the nine months ended September 30, 2020 decreased $36.9 million, or 16.9%, as compared to the 2019 comparable period. This decrease was primarily driven by the earnings impact from lower revenues due to the global COVID-19 pandemic, partially offset by significant cost reduction initiatives. Segment margin decreased from 17.1% to 16.0% as compared to the prior year comparable period.

Fueling Solutions

Our Fueling Solutions segment is focused on providing components, equipment and software and service solutions enabling safe transport of fuels and other hazardous fluids along the supply chain, as well as the safe and efficient operation of retail fueling and vehicle wash establishments.

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2020	2019	% Change	2020	2019	% Change
Revenue	$380,511	$411,769	(7.6)%	$1,066,988	$1,175,405	(9.2)%

Segment earnings	$66,601	$68,069	(2.2)%	$167,313	$157,936	5.9%
Depreciation and amortization	18,014	18,744	(3.9)%	54,321	55,568	(2.2)%
Segment EBITDA	$84,615	$86,813	(2.5)%	$221,634	$213,504	3.8%

Segment margin	17.5%	16.5%		15.7%	13.4%
Segment EBITDA margin	22.2%	21.1%		20.8%	18.2%

Other measures:
Bookings	$383,902	$450,727	(14.8)%	$1,068,470	$1,188,066	(10.1)%
Backlog				$204,574	$223,081	(8.3)%

Components of revenue decline:
Organic decline			(7.9)%			(8.5)%
Acquisitions			—%			0.3%
Foreign currency translation			0.3%			(1.0)%
			(7.6)%			(9.2)%

Third Quarter 2020 Compared to the Third Quarter 2019

Fueling Solutions segment revenue for the third quarter of 2020 decreased $31.3 million, or 7.6%, as compared to the third quarter of 2019, comprised of an organic decline of 7.9%, partially offset by a favorable impact from foreign currency translation of 0.3%. Customer pricing favorably impacted revenue by approximately 0.7% in the third quarter of 2020.

The organic revenue decline was principally due to the continued adverse effects of COVID-19 and the tapering of government-mandated underground infrastructure upgrades in China. Demand was also impacted by reductions in capital budgets of vertically-integrated oil companies, which operate a significant share of fuel retail infrastructure outside the North American market. Additionally, our businesses serving the transportation and vehicle wash markets faced reduced capital spending by their customers due to COVID-19 operational disruptions and economic uncertainty. Demand for retail fueling solutions in North America was supported by strong demand and robust orders for EMV-compliant equipment which provided a partial offset to the decline in global sales. We expect activity in the retail fueling market to remain subdued through the end of the year, particularly outside of North America.

Fueling Solutions segment earnings decreased $1.5 million, or 2.2%, over the prior year comparable quarter. The decrease was predominantly driven by the global impact of COVID-19 which depressed volume and demand. This decline was partially offset by favorable geographic and product mix, productivity actions including realized restructuring benefits and selling, general and administrative cost reductions, and pricing initiatives. Segment margin increased to 17.5% from 16.5% in the prior year quarter.

Overall bookings decreased 14.8% as compared to the prior year comparable quarter, driven by organic decline of 14.2% and an unfavorable impact from foreign currency translation of 0.6%. Organic bookings decline was primarily driven by the global impact on customer demand caused by the COVID-19 pandemic, slower demand from vertically-integrated oil companies and prior year bookings reflected increased orders of underground equipment in China due to government-mandated site infrastructure upgrade activity. This was partially offset by high order trends for EMV equipment in North America. Segment book to bill was 1.01. Backlog decreased 8.3% as compared to the prior year comparable quarter primarily as a result of lower second and third quarter bookings.

Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

Fueling Solutions segment revenue decreased $108.4 million, or 9.2%, as compared to the nine months ended September 30, 2019, attributable to organic decline of 8.5% and an unfavorable impact from foreign currency translation of 1.0%, partially offset by acquisition-related growth of 0.3%. Organic revenue decline was due to slowing in the retail fueling market in China and other parts of the world outside of North America, as well as slowing in global fluid transfer and tunnel vehicle wash businesses, partially offset by strong EMV activity in the North America fueling industry. The decline was primarily driven by the global adverse impacts triggered by COVID-19 beginning in the middle of the first quarter and continuing through the third quarter. Government-mandated shutdowns in China, India and Italy affected production and demand early in the year. Shutdowns continued into May in certain regions. We expect activity in the retail fueling market to remain subdued through the end of the year, particularly outside of North America. Customer pricing favorably impacted revenue by approximately 1.1% for the nine months ended September 30, 2020.

Fueling Solutions segment earnings increased $9.4 million, or 5.9%, for the nine months ended September 30, 2020. The increase was driven by favorable geographic mix, pricing and productivity initiatives, selling, general and administrative cost containment, and favorable impact from foreign currency translation. These benefits were partially offset by weakened organic volume due to COVID-19. Segment margin increased 230 basis points to 15.7% from 13.4% in the prior year comparable period.

Imaging & Identification

Our Imaging & Identification segment supplies precision marking and coding, product traceability and digital textile printing equipment, as well as related consumables, software and services.

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2020	2019	% Change	2020	2019	% Change
Revenue	$265,690	$275,109	(3.4)%	$750,432	$810,051	(7.4)%

Segment earnings	$51,928	$61,655	(15.8)%	$141,456	$172,251	(17.9)%
Depreciation and amortization	9,809	7,360	33.3%	27,802	22,208	25.2%
Segment EBITDA	$61,737	$69,015	(10.5)%	$169,258	$194,459	(13.0)%

Segment margin	19.5%	22.4%		18.8%	21.3%
Segment EBITDA margin	23.2%	25.1%		22.6%	24.0%

Other measures:
Bookings	$266,423	$284,527	(6.4)%	$760,342	$816,464	(6.9)%
Backlog				$171,158	$121,877	40.4%

Components of revenue decline:
Organic decline			(7.6)%			(8.6)%
Acquisitions			4.3%			3.4%
Foreign currency translation			(0.1)%			(2.2)%
			(3.4)%			(7.4)%

Third Quarter 2020 Compared to the Third Quarter 2019

Imaging & Identification segment revenue for the third quarter of 2020 decreased $9.4 million, or 3.4%, as compared to the third quarter of 2019, comprised of an organic decline of 7.6% and an unfavorable impact from foreign currency translation of 0.1%, partially offset by acquisition-related growth of 4.3%. Acquisition-related growth was driven by the acquisition of Sys-Tech Solutions, Inc. ("Systech") in the first quarter and Solaris, which closed in the third quarter. Customer pricing favorably impacted revenue by approximately 0.3% in the third quarter of 2020.

The organic revenue decline was primarily driven by the global economic downturn precipitated by the COVID-19 pandemic. We continued to experience significant unfavorable impact in our digital textile printing business. Digital textile printing activity has improved throughout the third quarter, driven by demand for home decor and sportswear apparel products, however activity in fashion and general apparel printing remains slower compared to prior year. This dynamic resulted in improving demand for our inks and consumables that are closely tied to current levels of activity and continued dampening of customers' need and appetite for investments in new machinery. Our marking and coding business posted approximately flat revenue driven by continued solid demand for consumables, particularly inks for food and beverage, cleaning supplies, pharmaceuticals and medical supplies, and delayed conversion of a strong pipeline for equipment sales as customers remain cautious towards capital expenditures and operational disruption amidst high utilization rates.

We expect the resiliency of our marking and coding business to continue in the fourth quarter, and continue to anticipate a favorable long-term growth trend thereafter, supported by constructive secular trends in demand for product traceability, identification, differentiation, and brand protection solutions. We expect continued slowness in new orders in the fourth quarter for the digital printing business driven by uncertainty and disruption in the apparel markets, although we expect the trajectory to improve sequentially based on most recent trends. We believe we also remain favorably positioned to exploit a longer-term transition from analog to digital printing by our customers.

Imaging & Identification segment earnings decreased $9.7 million, or 15.8%, over the prior year comparable quarter. This decrease was primarily driven by the impact of continued reduced consumer spending on clothing, sports apparel, and other textile products that impact our digital printing customers. Partially offsetting this decrease were continued cost containment initiatives in the third quarter. These initiatives included actions to adjust direct and indirect manufacturing cost to current demand levels, the execution of short-term actions to reduce labor costs, the elimination of non-essential travel, third party and other expenses, the recognition of adjustments to variable compensation to reflect current conditions, the execution of selective structural cost actions aimed at streamlining our business, and a detailed review and re-prioritization of all planned investments and hiring plans. These actions have been taken deliberately and strategically, and have allowed us to rationalize current spending to levels appropriate given near-term market conditions, while preserving our ability to capitalize on long-term secular growth trends. Segment margin decreased to 19.5% from 22.4% in the prior year comparable quarter.

Overall bookings decreased 6.4% as compared to the prior year comparable quarter, reflecting an organic decline of 9.9% and an unfavorable impact from foreign currency translation of 0.2%, partially offset by acquisition-related growth of 3.7%. The organic reduction was the result of a year over year reduction in new orders for equipment and consumables in our digital printing business. Segment book to bill was 1.00. Backlog increased 40.4% as compared to the prior year quarter driven by the inclusion of backlog from the Systech and Solaris acquisitions, and sustained bookings for consumables in marking and coding.

Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

Imaging & Identification segment revenue decreased $59.6 million, or 7.4%, as compared to the nine months ended September 30, 2019, attributable to organic decline of 8.6% and an unfavorable impact from foreign currency translation of 2.2%, partially offset by acquisition-related growth of 3.4%. The organic revenue decline was primarily driven by the impact to consumer spending of the aforementioned global economic downturn precipitated by the COVID-19 pandemic. This impact began in the first quarter and although activity levels started to recover through the second and third quarter, we continue experience reduced activity on a year over year basis, most notably in our digital printing business. Customer pricing favorably impacted revenue by approximately 0.6% for the nine months ended September 30, 2020.

Imaging & Identification segment earnings decreased $30.8 million, or 17.9%, for the nine months ended September 30, 2020 over the prior year comparable period. The decrease was primarily driven by the earnings impact from lower revenues due to the global COVID-19 pandemic, partially offset by the significant cost reduction initiatives. Segment margin decreased to 18.8% from 21.3% in the prior year comparable quarter.

Pumps & Process Solutions

Our Pumps & Process Solutions segment manufactures specialty pumps, fluid handling components, plastics and polymer processing equipment, and highly engineered components for rotating and reciprocating machines.

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2020	2019	% Change	2020	2019	% Change
Revenue	$347,875	$341,337	1.9%	$976,506	$1,010,480	(3.4)%

Segment earnings (1)	$89,786	$77,433	16.0%	$223,567	$168,702	32.5%
Depreciation and amortization	17,206	16,018	7.4%	53,114	49,767	6.7%
Segment EBITDA (1)	$106,992	$93,451	14.5%	$276,681	$218,469	26.6%

Segment margin (1)	25.8%	22.7%		22.9%	16.7%
Segment EBITDA margin (1)	30.8%	27.4%		28.3%	21.6%

Other measures:
Bookings	$323,801	$329,642	(1.8)%	$969,076	$1,075,348	(9.9)%
Backlog				$361,631	$361,478	—%

Components of revenue growth (decline):
Organic decline			(0.9)%			(3.6)%
Acquisitions			1.3%			1.1%
Dispositions			—%			(0.6)%
Foreign currency translation			1.5%			(0.3)%
			1.9%			(3.4)%
(1) Segment earnings (EBIT) and segment EBITDA for the nine months ended September 30, 2019 include a $46,946 loss on assets held for sale for Finder.

Third Quarter 2020 Compared to the Third Quarter 2019

Pumps & Process Solutions segment revenue for the third quarter of 2020 increased $6.5 million, or 1.9%, as compared to the third quarter of 2019, comprised of a favorable impact from foreign currency translation of 1.5% and acquisition-related growth of 1.3%, partially offset by organic decline of 0.9%. Acquisition-related growth was driven by the acquisition of Em-tec GmbH ("Em-tec"). Customer pricing favorably impacted revenue by approximately 1.1% in the third quarter of 2020.

The organic revenue decline was principally driven by continued comparable weakness in demand for compression components and aftermarket services due to lower activity in the North American oil & gas sector, as well as continued slower demand for industrial pumps due to pandemic-related disruptions. The decline was almost completely offset by strong performance in the biopharma and hygienic markets, as well as robust demand in specialty pumps for defense applications and strong shipments against a significant backlog in the plastics & polymer processing business. We expect the segment revenue trajectory from the third quarter to directionally continue into the fourth quarter.

Pumps & Process Solutions segment earnings increased $12.4 million, or 16.0%, over the prior year comparable quarter. The increase was primarily driven by strategic pricing initiatives, productivity actions, restructuring benefits, favorable impact from foreign currency translation, and selling, general and administrative cost reductions. The cost reductions include the elimination of non-essential travel, third party and other expenses, and re-prioritization of all planned investments and hiring plans. This increase was partially offset by unfavorable changes in material and inflation costs. Segment margin increased to 25.8% from 22.7% from the prior year comparable quarter.

Overall bookings decreased 1.8% as compared to the prior year comparable quarter, reflecting organic decline of 3.7% partially offset by a favorable impact from foreign currency translation of 1.3% and acquisition-related growth of 0.6%. Organic bookings decline was primarily driven by the continued COVID-19 global impact on customer demand, as well as a high comparable benchmark from the prior year driven by large government orders, and partially offset by growth in the biopharma and hygienic markets. Segment book to bill was 0.93. Backlog remained flat compared to the prior year comparable quarter.

Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

Pumps & Process Solutions segment revenue decreased $34.0 million, or 3.4%, as compared to the nine months ended September 30, 2019, attributable to organic decline of 3.6%, an unfavorable impact from foreign currency translation of 0.3% and a 0.6% impact from dispositions, partially offset by acquisition-related growth of 1.1%. The organic decline was primarily driven by continued slow demand in the oil & gas market as well as government mandated facility shutdowns during the first half of the year. We expect demand headwinds to continue into the fourth quarter in the oil and gas industry offset by volume growth in the biopharma and hygienic markets. Customer pricing favorably impacted revenue by approximately 1.0% for the nine months ended September 30, 2020.

Pumps & Process Solutions segment earnings increased $54.9 million, or 32.5%, for the nine months ended September 30, 2020 over the prior year comparable period. Segment earnings for the nine months ended September 30, 2019 included a loss on assets held for sale for Finder of $46.9 million. Excluding the loss, segment earnings increased $7.9 million, predominantly driven by pricing initiatives, productivity actions, restructuring benefits, and selling, general and administrative cost reductions. These benefits were partially offset by the global impact of COVID-19 on volume and an unfavorable impact from material and inflation costs. Segment margin increased to 22.9% from 16.7% from the prior year comparable period, which included the loss on Finder.

Refrigeration & Food Equipment
Our Refrigeration & Food Equipment segment is a provider of innovative and energy-efficient equipment and systems that serve the commercial refrigeration, heating and cooling and food equipment markets.

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2020	2019	% Change	2020	2019	% Change
Revenue	$368,395	$370,335	(0.5)%	$973,835	$1,090,452	(10.7)%

Segment earnings(1)	$40,159	$35,211	14.1%	$75,147	$104,393	(28.0)%
Depreciation and amortization	12,081	13,047	(7.4)%	35,050	38,835	(9.7)%
Segment EBITDA(1)	$52,240	$48,258	8.3%	$110,197	$143,228	(23.1)%

Segment margin(1)	10.9%	9.5%		7.7%	9.6%
Segment EBITDA margin(1)	14.2%	13.0%		11.3%	13.1%

Other measures:
Bookings	$449,549	$323,422	39.0%	$1,131,106	$1,084,785	4.3%
Backlog				$472,140	$262,870	79.6%

Components of revenue decline:
Organic growth (decline)			2.6%			(7.6)%
Dispositions			(3.8)%			(3.0)%
Foreign currency translation			0.7%			(0.1)%
			(0.5)%			(10.7)%
(1) Segment earnings (EBIT) and Segment EBITDA for the three and nine months ended September 30, 2020 include a $557 expense and a $5,213 net gain on the sale of AMS Chino, respectively. The nine months ended September 30, 2020 also include a $3,640 write-off of assets.

Third Quarter 2020 Compared to the Third Quarter 2019

Refrigeration & Food Equipment segment revenue decreased $1.9 million, or 0.5%, as compared to the third quarter of 2019, reflecting a 3.8% impact from the disposition of AMS Chino, partially offset by organic revenue growth of 2.6% and a favorable impact from foreign currency translation of 0.7%. Customer pricing did not have a significant impact on revenue in the third quarter of 2020.

The organic revenue growth was principally driven by recovering demand in food retail as supermarket customers resumed their remodeling programs, as well as large shipments against backlog in the aluminum can shaping business. Our heat exchanger business posted approximately flat revenue year-over-year as weakness in HVAC applications was offset by robust demand in residential and industrial applications, including semiconductor production and server and medical cooling. Commercial foodservice markets remained challenged, with improving activity in the restaurant chain end-market only partially offset by continued declines in institutional (education, sports and large event venues, et cetera) and independent restaurant markets.

We expect continued strength in the aluminum can shaping market due to secular shifts away from plastic containers in favor of aluminum, as well as a significant increase in demand for canned beverages and food due to the shift to at-home consumption. However, food retailers will likely exhibit normal seasonally slower activity in the fourth quarter due to holidays resulting in sequentially lower revenue as we finish the year.

Refrigeration & Food Equipment segment earnings increased $4.9 million, or 14.1%, as compared to the third quarter of 2019. Segment margin increased to 10.9% from 9.5% in the prior year comparable quarter. The earnings growth was driven by leverage on increased organic volumes, broad-based cost reduction and productivity initiatives, a $1.7 million gain on sale of assets, and deferral of planned selling, general, and administrative investments, partially offset by the disposition of AMS Chino and higher restructuring costs primarily associated with segment-wide reductions in force.

Bookings in the third quarter of 2020 increased 39.0% from the prior year comparable quarter, reflecting organic growth of 41.3%,a favorable impact from foreign currency translation of 0.9%, partially offset by a 3.2% impact from the disposition of AMS Chino. The organic growth was driven principally by large project awards for aluminum can shaping equipment supported by market trends of beverage companies shifting away from plastic and glass containers in favor of aluminum. Additionally, both our retail refrigeration and heat exchanger business experienced stronger order rates, partially offset by ongoing softness in foodservice equipment. Segment book to bill for the third quarter of 2020 was 1.22. Backlog increased 79.6% over the prior year comparable quarter, principally driven by our aluminum can shaping equipment business as well as an increase in our retail refrigeration business.

Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

Refrigeration & Food Equipment segment revenue decreased $116.6 million, or 10.7%, compared to the nine months ended September 30, 2019, reflecting an organic revenue decline of 7.6%, a 3.0% impact from the disposition of AMS Chino and an unfavorable foreign currency translation of 0.1%. The organic revenue decline for the nine months ended September 30, 2020 was driven primarily by the impact of COVID-19 on a global basis. This impact began in the first quarter with operations shut down in China and Malaysia as well as interruptions in North American facilities. Intermittent disruptions continued in the second quarter and lessened in the third quarter. We expect continued strength in the aluminum can shaping market and near-term growth in the retail refrigeration market driven by the recent wear and tear on our customers' existing assets driving equipment replacement programs. Customer pricing favorably impacted revenue by approximately 0.3% for the nine months ended September 30, 2020.

Refrigeration & Food Equipment segment earnings decreased $29.2 million, or 28.0%, for the nine months ended September 30, 2020, as compared to the prior year comparable period. Segment margin decreased to 7.7% from 9.6% in the prior year comparable period due to substantially reduced revenues and operational inefficiencies associated with COVID-19, increased restructuring expenses and a $3.6 million write-off of assets, partially offset by the gain on sale from the disposition of AMS Chino, a $1.7 million gain on sale of assets, and other broad-based cost reduction activities.

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

Cash Flow Summary

The following table is derived from our Condensed Consolidated Statements of Cash Flows:

	Nine Months Ended September 30,
Cash Flows (dollars in thousands)	2020	2019
Net Cash Flows Provided By (Used In):
Operating activities	$686,919	$584,098
Investing activities	(362,998)	(336,057)
Financing activities	(283,336)	(302,430)

Operating Activities

Cash provided by operating activities for the nine months ended September 30, 2020 increased approximately $102.8 million compared to the comparable period in 2019. This increase was primarily driven by improvements in working capital of $66.1 million, permitted deferrals of tax payments and advanced payments on contracts, partially offset by lower net earnings, excluding the impact of depreciation, amortization, loss on assets held for sale and gain on sale of a business.

We participated in certain government economic stabilization programs to enhance our liquidity. We deferred approximately $40 million of U.S. and state income tax payments from the second quarter to the third quarter of 2020, which has now been paid. Additionally, under the U.S. CARES Act, we deferred a total of approximately $20 million of payroll taxes in the second and third quarters to be paid equally in the fourth quarters of 2021 and 2022.

Adjusted Working Capital: We believe adjusted working capital (a non-GAAP measure calculated as accounts receivable, plus inventory, less accounts payable) provides a meaningful measure of our operational results by showing changes caused solely by revenue.

Adjusted Working Capital (dollars in thousands)	September 30, 2020	December 31, 2019
Accounts receivable	$1,203,429	$1,217,190
Inventories	838,539	806,141
Less: Accounts payable	899,814	983,293
Adjusted working capital	$1,142,154	$1,040,038

Adjusted working capital increased from December 31, 2019 by $102.1 million, or 9.8%, to $1.1 billion at September 30, 2020, which reflected a decrease of $13.8 million in accounts receivable, an increase of $32.4 million in inventory, and a decrease in accounts payable of $83.5 million.

Investing Activities

Cash provided by or used in investing activities generally results from cash outflows for capital expenditures and acquisitions, offset by proceeds from sales of businesses and property, plant and equipment. For the nine months ended September 30, 2020 and 2019, we used cash in investing activities of $363.0 million and $336.1 million, respectively, driven mainly by the following factors:

•Acquisitions: During the nine months ended September 30, 2020, we acquired Systech, Soft-Pak, Em-tec, Solaris, and an immaterial business within the Imaging & Identification, Engineered Products, and Pumps & Process Solutions segments for $258.7 million, net of cash acquired. During the nine months ended September 30, 2019, we acquired Belanger, Inc, All-Flo Pump Company, Limited and an immaterial business within the Fueling Solutions and Pumps and Process Solutions segments for $215.7 million, net of cash acquired.

•Capital spending: Our capital expenditures decreased $13.7 million during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The decrease is in line with our reduced capital spending plan for the year as a result of COVID-19, without deferring strategic ongoing initiatives.

•Proceeds from sale of businesses: For the nine months ended September 30, 2020, we received proceeds of $15.4 million from the sale of AMS Chino within the Refrigeration & Food Equipment segment. For the nine months ended September 30, 2019, we received proceeds of $24.2 million from the sale of Finder in the second quarter of 2019.

We anticipate that capital expenditures and any acquisitions we make through the remainder of 2020 will be funded from available cash and internally generated funds and through the issuance of commercial paper, use of lines of credit or public or private debt or equity markets, as necessary.

Financing Activities

Our cash flow from financing activities generally relates to the use of cash for the repurchase of our common stock and payments of dividends, offset by net borrowing activity. For the nine months ended September 30, 2020 and 2019, cash used in financing activities was $283.3 million and $302.4 million, respectively, with the activity primarily attributable to the following:

•Repurchase of common stock: During the nine months ended September 30, 2020, we used $52.9 million to repurchase 548,659 shares, all of which were purchased in the first quarter. We suspended further share repurchases in the second quarter as a result of business uncertainty related to COVID-19. We lifted this suspension beginning in the third quarter. During the nine months ended September 30, 2019, we used $23.3 million to repurchase 261,807 shares.

•Long-term debt, commercial paper and notes payable: During the nine months ended September 30, 2020, we borrowed $500 million under the $1.0 billion five-year unsecured revolving credit facility ("Credit Agreement") in the first quarter which was subsequently repaid during the second quarter. During the nine months ended September 30, 2020, we also received net proceeds from commercial paper of $5.8 million. During the nine months ended September 30, 2019, we repaid $37.7 million of commercial paper and notes payable.

•Dividend payments: Dividends paid to shareholders during the nine months ended September 30, 2020 totaled $213.0 million as compared to $211.1 million during the same period in 2019. Our dividends paid per common share increased 1.7% to $1.475 during the nine months ended September 30, 2020 compared to $1.450 during the same period in 2019. The number of common shares outstanding decreased during the nine months ended September 30, 2020 compared to the same period in 2019 as a result of share repurchases completed in 2020 and the fourth quarter of 2019.

•Payments to settle employee tax obligations: Payments to settle tax obligations from the exercise of share-based awards declined $7.6 million compared to the prior year period. The decrease is primarily due to the decrease in the number of shares exercised partially offset by an increase in the average stock price compared to the prior year period.

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

The following table reconciles our free cash flow to cash flow provided by operating activities:

	Nine Months Ended September 30,
Free Cash Flow (dollars in thousands)	2020	2019
Cash flow provided by operating activities	$686,919	$584,098
Less: Capital expenditures	(123,564)	(137,276)
Free cash flow	$563,355	$446,822

Free cash flow as a percentage of revenue	11.5%	8.3%

Free cash flow as a percentage of net earnings	112.4%	87.6%

For the nine months ended September 30, 2020, we generated free cash flow of $563.4 million, representing 11.5% of revenue and 112.4% of net earnings. Free cash flow for the nine months ended September 30, 2020 increased $116.5 million compared to the prior year period, due to higher operating cash flow primarily as a result of improvements in working capital, permitted deferrals of tax payments and advanced payments on contracts, as previously noted, and lower capital expenditures.

We continued to maintain positive free cash flow through the third quarter by proactively managing our working capital and reducing our capital spend for the year, without deferring strategic ongoing initiatives. We also continued to reduce discretionary spend and other costs to align with current demand levels in order to support strong free cash flow generation. We participated in certain government economic stabilization programs to enhance our liquidity by deferring tax payments and utilizing job retention subsidies.

Capitalization

We use commercial paper borrowings for general corporate purposes, including the funding of acquisitions and the repurchase of our common stock. As of September 30, 2020, we maintained a $1 billion Credit Agreement with a syndicate of banks with an expiration date of October 4, 2024. The Credit Agreement is used as liquidity back-up for our commercial paper program.

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

Under the Credit Agreement and the Short-term Credit Agreement, we are required to pay a facility fee and to maintain an interest coverage ratio of consolidated EBITDA to consolidated net interest expense of not less than 3.0 to 1.0. We were in compliance with this covenant and our other long-term debt covenants at September 30, 2020 and had a coverage ratio of 11.0 to 1. We are not aware of any potential impairment to our liquidity and expect to remain in compliance with all of our debt covenants. Additionally, our earliest long-term debt maturity is in 2025.

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

At September 30, 2020, our cash and cash equivalents totaled $427.5 million, of which $336.1 million was held outside the United States. At December 31, 2019, our cash and cash equivalents totaled $397.3 million, of which $273.1 million was held outside the United States. Cash and cash equivalents are invested in highly liquid investment-grade money market instruments and bank deposits with maturities of three months or less. We invest any cash in excess of near-term requirements in money market instruments or short-term investments, which consist of investment grade time deposits with original maturity dates at the time of purchase of no greater than three months.

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

Net Debt to Net Capitalization Ratio (dollars in thousands)	September 30, 2020	December 31, 2019
Commercial paper	$90,500	$84,700
Long-term debt	3,047,216	2,985,716
Total debt	3,137,716	3,070,416
Less: Cash and cash equivalents	(427,501)	(397,253)
Net debt	2,710,215	2,673,163
Add: Stockholders' equity	3,246,421	3,032,660
Net capitalization	$5,956,636	$5,705,823
Net debt to net capitalization	45.5%	46.8%

Our net debt to net capitalization ratio decreased to 45.5% at September 30, 2020 compared to 46.8% at December 31, 2019. Net debt increased $37.1 million during the period primarily due to an increase in long-term debt as a result of foreign currency translation on Euro denominated notes partially offset by an increase in cash and cash equivalents. Stockholders' equity increased $213.8 million primarily as a result of earnings during the period, partially offset by dividends paid, and share repurchases.

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

Non-GAAP Disclosures
In an effort to provide investors with additional information regarding our results as determined by GAAP, we also disclose non-GAAP information which we believe provides useful information to investors. Segment EBITDA, segment EBITDA margin, free cash flow, free cash flow as a percentage of revenue, free cash flow as a percentage of net earnings, net debt, net capitalization, net debt to net capitalization ratio, adjusted working capital, organic revenue growth and rightsizing costs are not financial measures under GAAP and should not be considered as a substitute for earnings, cash flows from operating activities, debt or equity, working capital, revenue or restructuring costs as determined in accordance with GAAP, and they may not be comparable to similarly titled measures reported by other companies.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the nine months ended September 30, 2020. For a discussion of our exposure to market risk, refer to Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Item 4. Controls and Procedures

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2020.

During the third quarter of 2020, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a.Not applicable.
b.Not applicable.
c.In February 2018, the Company's Board of Directors approved a standing share repurchase authorization, whereby the Company may repurchase up to 20 million shares of its common stock through December 31, 2020. No share repurchases were made under the February 2018 authorization during the three months ended September 30, 2020. As of September 30, 2020, the number of shares still available for repurchase under the February 2018 share repurchase authorization was 7,811,385.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

31.1	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Brad M. Cerepak.

10.1	Dover Corporation Deferred Compensation Plan, as amended and restated effective as of September 21, 2020.*

31.2	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Richard J. Tobin.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Richard J. Tobin and Brad M. Cerepak.

101
The following materials from Dover Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 formatted in iXBRL (Inline eXtensible Business Reporting Language):  (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page formatted in Inline XBRL and contained in Exhibit 101.
*Executive compensation plan or arrangement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

DOVER CORPORATION

Date:	October 20, 2020	/s/ Brad M. Cerepak
Brad M. Cerepak
Senior Vice President & Chief Financial Officer
(Principal Financial Officer)

Date:	October 20, 2020	/s/ Ryan W. Paulson
Ryan W. Paulson
Vice President, Controller
(Principal Accounting Officer)