Form 10-K
period 2020-12-31
DOVER Corp
filed 2021-02-12
CIK 29905

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. Yes ☑     No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the close of business on June 30, 2020 was $13,862,183,340. The registrant’s closing price as reported on the New York Stock Exchange-Composite Transactions for June 30, 2020 was $96.56 per share. The number of outstanding shares of the registrant’s common stock as of February 2, 2021 was 143,649,247.

Documents Incorporated by Reference: Part III — Certain Portions of the Proxy Statement for Annual Meeting of Shareholders to be held on May 7, 2021 (the “2021 Proxy Statement”).

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, especially "Management’s Discussion and Analysis of Financial Condition and Results of Operations," contains "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. All statements in this document other than statements of historical fact are statements that are, or could be deemed, “forward-looking” statements. Some of these statements may be indicated by words such as “may”, “anticipate”, “expect”, believe”, “intend”, “guidance”, “estimates”, “suggest”, “will”, “plan”, “should”, “would”, “could”, “forecast” and other words and terms that use the future tense or have a similar meaning. Forward-looking statements are based on current expectations and are subject to numerous important risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control. Factors that could cause actual results to differ materially from current expectations include, among other things, the impacts of COVID-19, or other future pandemics, on the global economy and on our customers, suppliers, employees, business and cash flows, other general economic conditions and conditions in the particular markets in which we operate, changes in customer demand and capital spending, competitive factors and pricing pressures, our ability to develop and launch new products in a cost-effective manner, changes in law, including developments with respect to trade policy and tariffs, our ability to identify and complete acquisitions and integrate and realize synergies from newly acquired businesses, the impact of interest rate and currency exchange rate fluctuations, capital allocation plans and changes in those plans, including with respect to dividends, share repurchases, investments in research and development, capital expenditures and acquisitions, changes in material costs or the supply of input materials, the impact of legal compliance risks and litigation, including with respect to product quality and safety, cybersecurity with respect to IT systems and digital solutions and privacy, and our ability to capture and protect intellectual property rights. Certain of these risks and uncertainties are described in more detail in Item 1A. "Risk Factors" of this Annual Report on Form 10-K. The Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise.

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

PART I

ITEM 1. BUSINESS

Overview

Dover Corporation is a diversified global manufacturer and solutions provider delivering innovative equipment and components, consumable supplies, aftermarket parts, software and digital solutions and support services through five operating segments: Engineered Products, Fueling Solutions, Imaging & Identification, Pumps & Process Solutions, and Refrigeration & Food Equipment. Unless the context indicates otherwise, references herein to "Dover," "the Company," and words such as "we," "us," or "our" include Dover Corporation and its consolidated subsidiaries. Dover was incorporated in 1947 in the State of Delaware and became a publicly traded company in 1955. Dover is headquartered in Downers Grove, Illinois and currently employs approximately 23,000 people worldwide.

Dover's five segments are structured around businesses with similar business models, go-to-market strategies and manufacturing practices. This structure enables management efficiency, aligns Dover’s operations with its strategic initiatives and capital allocation priorities, and provides transparency about our performance to external stakeholders. Dover's five operating and reportable segments are as follows:

•Our Engineered Products segment is a provider of a wide range of products, software and services that have broad customer applications across a number of markets, including aftermarket vehicle service, solid waste handling, industrial automation, aerospace and defense, industrial winch and hoist, and fluid dispensing.

•Our Fueling Solutions segment is focused on providing components, equipment, and software and service solutions enabling safe transport of fuels and other hazardous fluids along the supply chain, as well as the safe and efficient operation of retail fueling and vehicle wash establishments.

•Our Imaging & Identification segment supplies precision marking and coding, product traceability and digital textile printing equipment, as well as related consumables, software and services.

•Our Pumps & Process Solutions segment manufactures specialty pumps, fluid handling components, plastics and polymer processing equipment, single use pumps, flow meters and connectors, and highly engineered components for rotating and reciprocating machines.

•Our Refrigeration & Food Equipment segment is a provider of innovative and energy-efficient equipment and systems that serve the commercial refrigeration, heating and cooling and food equipment markets.

Spin-off of Energy Businesses

On May 9, 2018, we completed the spin-off of Apergy Corporation ("Apergy") to our shareholders. Apergy consists of the upstream energy businesses previously included in our former Energy segment. The transaction was completed through the pro rata distribution of 100% of the common stock of Apergy to Dover's shareholders of record as of the close of business on April 30, 2018. Each Dover shareholder received one share of Apergy common stock for every two shares of Dover common stock held as of the record date. Apergy changed its name to ChampionX Corporation on June 3, 2020. For more details, see Note 2 — Spin-off of Apergy Corporation in the Consolidated Financial Statements in Item 8 of this Form 10-K.

COVID-19

On March 11, 2020, the World Health Organization declared the outbreak of the novel coronavirus ("COVID-19") a pandemic. The COVID-19 outbreak and associated counter-acting measures implemented by governments around the world, as well as increased business uncertainty, had an adverse impact on our financial results beginning late in the first quarter. To help mitigate the financial impact, we executed temporary cost savings measures, reduced our capital spending for the year, initiated restructuring actions and proactively managed our working capital. Activity in many of the end-markets we serve has sequentially improved since the second quarter of 2020 and we expect that improvement trend to continue for most of our businesses in 2021, though uncertainty remains. Despite the impact of COVID-19 to our business in 2020, we remained committed to our management philosophy, company goals and our business strategy. For more details on the impact of COVID-19 to our business see Item 7. Management's Discussion and Analysis in this Form 10-K.

Management Philosophy

Dover is committed to steadily creating shareholder value through a combination of sustained long-term profitable growth, operational excellence, superior free cash flow generation and productive capital re-deployment while adhering to a conservative financial policy. Dover seeks to be a leader in a diverse set of growing markets where customers are loyal to trusted partners and suppliers, and value product performance and differentiation driven by superior engineering, manufacturing precision, total solution development and excellent supply chain performance. Our businesses are long-time leaders in their respective markets and are known for their innovation, engineering capability and customer service excellence. We aim to continue growing our businesses from this strong foundation. Our operating structure of five business segments allows for differentiated acquisition focus consistent with our portfolio and capital allocation priorities. We believe our business segment structure also presents opportunities to identify and capture operating synergies, such as global sourcing and supply chain integration, shared services, and manufacturing practices, and further advances the development of our executive talent. Our executive management team sets strategic direction, initiatives and goals, provides oversight of strategy execution and achievement of these goals for our business segments, and with oversight from our Board of Directors, makes capital allocation decisions, including with respect to organic investment initiatives, major capital projects, acquisitions and the return of capital to our shareholders.

We foster an operating culture with high ethical and performance standards that values accountability, rigor, trust, inclusion, respect and open communications, designed to allow individual growth and operational effectiveness. We are also committed to creating sustainable business practices that protect the environment, and through the development of products that help our customers meet their sustainability goals.

Company Goals

We are committed to driving superior shareholder returns through three key tenets of our corporate strategy. First, we are committed to achieving organic sales growth above that of gross domestic product (GDP+ or 3% to 5% annually on average) over a long-term business cycle, absent prolonged adverse economic conditions, complemented by growth through strategic acquisitions. Second, we continue to focus on improving returns on capital, as well as segment and corporate earnings margin by enhancing our operational capabilities and making investments across the organization in software and digital applications, operations management, information technology ("IT"), shared services (including Dover Business Services and the India Innovation Center), and talent. We also focus on continuous, effective cost management and productivity initiatives, such as automation and digitally-supported manufacturing, supply chain optimization, restructuring, improved footprint utilization, strategic pricing and portfolio management. Third, we aim to generate strong and growing free cash flow and earnings per share through strong earnings performance, productivity improvements and active working capital management. Dover prioritizes deploying free cash flow towards high-return and high-confidence organic reinvestments aimed at growing, improving and strengthening our businesses, as well as through inorganic investments that synergistically enhance the quality of our portfolio. Dover’s value creation strategy is supported by a financial policy that includes a prudent approach to financial leverage, and a disciplined approach to capital allocation that allows for a balance between reinvestment and return of capital to shareholders through growing dividends and opportunistic share repurchases. We support achievement of these goals by (1) aligning management compensation with strategic and financial objectives, (2) actively managing our portfolio to increase enterprise scale, improve business mix over time, and pursue acquisitions that fit the characteristics of an ideal Dover business and (3) investing in talent development programs.

Characteristics of a Dover Business

Our businesses generally operate in strategically attractive niche industrial markets with supportive long-term growth trends, favorable supply and demand landscapes, mature and incrementally improving technologies and highly loyal customers, suppliers or channel partners. Our businesses have consistently enjoyed a customer base that chooses products primarily based on performance. In many instances, our businesses produce critical equipment or components to a larger system, where value-in-use and costs and risks of switching far exceed the cost of the product itself. Our products tend to have meaningful replacement, consumable or aftermarket demand due, in part, to a large installed base because they play a specialized role in customer applications. Recurring demand, which includes parts, consumables, services and software, represents approximately 30% of our revenue. Our businesses increasingly complement our component or equipment offerings with digital solutions (such as connected products, sensors and software) that create new sources of value to our customers and allow Dover businesses to drive growth and increase relevance with our customers. Dover businesses also exhibit attractive financial profiles, characterized by predictable, stable revenue, low capital intensity, strong cash-flow and sustainable returns on invested capital well in excess of our cost of capital.

Business Strategy

To achieve our stated goals, we are focused on executing the following pillars of Dover’s business strategy:

Capturing growth potential in our end-markets and adjacencies

Dover’s business segments are focused on building enduring competitive advantages and leadership positions in markets that we believe are positioned for sustained future growth. We believe that our businesses are among the top suppliers in most markets and niches that we serve (as defined by customer applications, geographies or products), which positions us well to capture future growth. We capitalize on our engineering, technology and design expertise and maintain an intense focus on meeting the needs of our customers and adding significant, and often new, value to their operations through superior product performance, safety and reliability and a commitment to aftermarket support. We cultivate and maintain an entrepreneurial culture and continuously innovate to address our customers’ needs to help them win in the markets they serve.

In particular, our businesses are well-positioned to capitalize on growing industrial manufacturing and trade volumes, adoption of digital technologies, increasing requirements for sustainability, safety, energy efficiency and consumer product safety, and growth of the middle class and consumption in emerging economies. Our Engineered Products segment is capitalizing on secular growth in waste generation and the increasing sophistication and automation of waste collection operations and increasing car parc, car age and miles driven, as well as increasing digitization and sensorization of modern vehicles. Our Fueling Solutions segment benefits from the worldwide growth in safety and compliance regulations, new infrastructure build-out in emerging economies, consolidation in the convenience retail sector, increased sophistication and digitization of convenience stores and fuel retailing, as well as a secular growth in automated vehicle wash systems and solutions (over manual and do-it-yourself washing). Our Imaging & Identification segment leverages its unique product offering containing equipment, consumables, software and services to address market needs and requirements including conversion to digital textile printing, increased demand for product traceability and brand protection, and consumer product safety. Our Pumps & Process Solutions segment is focused on capturing growth in its installed base and growing sophistication of fluid transfer and rotating machinery components within the chemical, plastics and polymer, industrial, mid and downstream oil & gas, biopharma and hygienic markets as well as globalizing brands across geographies while expanding sales channels and engineering support. Our Refrigeration & Food Equipment segment is responding to our customers’ demand for increased energy efficiency and sustainability in food retail merchandising solutions, as well as increasing demand for sustainable heating and cooling solutions and growing global demand for aluminum beverage cans.

We aim to grow by making organic investments in research and development, developing new products and technologies, improving digital capabilities, expanding our geographic coverage, and pursuing disciplined strategic acquisitions that will enhance our portfolio and position Dover for long-term growth. We continually evaluate how our assets and capabilities can position Dover to grow in markets adjacent to our core businesses (for example, new applications, geographies, product segments or adjacent technologies) where Dover can be advantaged.

In addition to product innovation, we plan to grow by developing digital technologies. Our Boston-based Dover Digital Labs serves as the company-wide hub for our digital initiative. We have continued to invest in this facility and our team of software developers, data scientists, and product managers to enhance our digital capability. The Digital Labs team is driving digital transformation across our businesses along the following three areas: (i) enhancing the customer experience through more efficient and streamlined digital customer interfaces that make it easy to do business with Dover companies; (ii) developing connected software and machine learning augmented solutions built to integrate and work with Dover's core equipment and component offerings in our end-markets; and (iii) driving increased efficiency, safety and quality in our manufacturing operations by employing cutting-edge automation and “digital factory” solutions. We believe that the Digital Labs center enhances the effectiveness of our products and fuels our commercial growth strategy. By leveraging a central resource for Industrial Internet of Things ("IIoT") and connected product initiatives, we are able to leverage efficiency of support infrastructure, improve product security and offer better efficiency in software and sensor integration engineering to keep our projects cost-competitive.

Improving profitability and return on invested capital

We are committed to generating sustainable returns on invested capital well above the cost of capital across all of our businesses. We continually evaluate and pursue opportunities to improve efficiency, margin and return on capital. We are intensely focused on driving operational excellence across our businesses. We have implemented numerous productivity initiatives to maximize our efficiency, such as supply chain integration, shared services, lean manufacturing principles and production automation, as well as workplace safety initiatives to help ensure the health and welfare of our employees. Our businesses place a strong emphasis on continual product quality improvement and new product development to better serve customers and to facilitate expansion into new products and geographic markets.

We also focus on our margin expansion program, designed to reduce our selling, general and administrative cost base and rationalize our manufacturing and supply chain footprint across the portfolio. We continually expand initiatives to extract productivity gains across the businesses and realize savings. Our margin expansion initiatives are focused on four core enterprise capabilities: (1) leverage our Digital Labs team to enhance our digital capabilities, (2) improve utilization and optimization of our manufacturing footprint through centralized resources and investment, (3) further centralize shared services under Dover Business Services, and (4) invest in our India Innovation Center shared services.

Our Dover Digital Labs consists of a team of approximately 100 software developers, data scientists and product managers who provide digital capabilities to enhance the customer experience, develop connected products, and drive automation and efficiency inside our factories through digital technologies and in our business processes. Our Dover Digital leadership has built common platforms which we have begun deploying on customer facing applications to make it easier to find, configure, buy and obtain service on products from Dover companies. The Dover Digital Labs team has also deployed shared IIoT capability so many of Dover's products are remotely configurable and monitored, enabling our businesses to sell aftermarket parts and offer remote diagnostic services.

In 2019, we began to coordinate and oversee operations management from the corporate center of excellence. This team, comprised of a small group of functional experts, works closely with our businesses to drive execution excellence in our operational initiatives and best-in-class processes, standards and measurement tools to identify, prioritize and monitor execution of operational improvement initiatives. The operations center of excellence has expertise in health and safety, supply chain management, lean operations, project management, and advanced manufacturing and automation. We continue to focus on initiatives to improve operational efficiency and enhance and solidify the continuous improvement programs embedded in our businesses' day-to-day operations, such as significant production automation and footprint consolidation projects.

We continue to invest in Dover Business Services shared service centers, consisting of a team of more than 300 people, to provide important transactional and value-added services to our businesses in the areas of finance, IT and human resources. Our shared service model allows us to leverage scale across Dover, increase process efficiencies through technology and specialization and reduce risk through centralized controls. Our shared service centers serve our businesses by freeing resources normally dedicated to transactional services to allow those resources to focus on customers, markets and product excellence. We expect to continue driving efficiencies through Dover Business Services as we increase the level of service centralization across the portfolio.

Our India Innovation Center has a team of approximately 500 people that our businesses can leverage for product engineering, digital solutions development, data & information management, research & development, and intellectual property services. The scale and expertise of this team allows our businesses to access resources that would be unaffordable to them as stand-alone companies, and allows for concurrent engineering on time sensitive projects.
Additionally, we focus on improving margins and returns by rigorously capturing synergies from our acquisitions and providing best-in-class corporate support and services through a lean corporate center.

Disciplined capital allocation and continuous portfolio enhancement

We are focused on the most efficient allocation of capital to maximize returns on investment. To do this, we prioritize organic reinvestment to grow and strengthen our existing businesses. We plan to make average annual investments in capital spending of approximately 2% - 4% of revenue with a focus on internal projects designed to expand our market participation, develop new products and improve productivity. We seek to deploy capital in acquisitions in attractive growth areas across our five segments. Dover focuses primarily on bolt-on acquisitions, applying strict selection criteria of market attractiveness (including growth, maturity, and performance-based competition), business fit (including sustained leading position, revenue visibility, and favorable customer value-add versus switching cost or risk) and financial return profile (accretive growth and margins and double-digit return on capital). We opportunistically divest businesses where we see limited runway for future value creation in line with our aspirations, or where market and business fundamentals change and no longer fit our criteria of business attractiveness and portfolio fit. Finally, we have consistently returned cash to shareholders by paying dividends, which have increased annually over each of the last 65 years. We undertake opportunistic share repurchases as part of our capital allocation strategy. We employ a prudent financial policy to support our capital allocation strategy, which includes maintaining an investment grade credit rating.

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

Over the past three years (2018 through 2020), we have spent approximately $620.7 million to purchase eleven businesses. During 2020, we acquired six businesses for an aggregate consideration of $335.8 million, net of cash acquired. Consistent with our acquisition program, we acquired these businesses to complement and expand upon existing operations within the Engineered Products, Fueling Solutions, Imaging & Identification, and Pumps & Process Solutions segments. During 2019, we acquired three businesses for an aggregate consideration of $216.4 million, net of cash acquired and including contingent consideration. We acquired these businesses to complement and expand upon existing operations within the Fueling Solutions and Pumps & Process Solutions segments. During 2018, we acquired two businesses for an aggregate purchase price of $68.6 million, net of cash acquired, within the Pumps & Process Solutions and Refrigeration & Food Equipment segments. For more details regarding acquisitions completed over the past three years, see Note 4 — Acquisitions in the Consolidated Financial Statements in Item 8 of this Form 10-K.

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

Going forward, we recognize that some businesses in Dover’s portfolio may have a greater value-creation potential if owned by another parent with a larger presence and focus on a given niche. We pragmatically consider such opportunities as part of our ongoing portfolio management and review processes and execute divestitures if the value created is determined to be at an appropriate premium to the value of such business to Dover and allows Dover shareholders to participate in the future value-creation potential from a change in ownership.

During the past three years (2018 through 2020) we have sold businesses for aggregate cash consideration of $43.6 million. During 2020 and 2019, we completed the sales of the Chino, California branch of The AMS Group ("AMS Chino") in the Refrigeration & Food Equipment segment and Finder Pompe S.r.l. ("Finder") within the Pumps & Process Solutions segment, respectively. During 2018, there were no other material dispositions aside from the spin-off of Apergy as previously discussed. The financial position and results of operations for Apergy have been presented as discontinued operations for all periods presented. The disposals in 2020 and 2019 did not represent strategic shifts in operations and, therefore, did not qualify for presentation as discontinued operations. For more details, see Note 5 — Discontinued and Disposed Operations in the Consolidated Financial Statements in Item 8 of this Form 10-K.

Business Segments

As noted previously, Dover's five segments are structured around businesses with similar business models, go-to-market strategies and manufacturing practices. This structure enables management efficiency, aligns Dover’s operations with its strategic initiatives and capital allocation priorities, and provides transparency about our performance to external stakeholders. This structure increases management efficiency and better aligns Dover’s operations with its strategic initiatives and capital allocation priorities across its businesses. Dover's five operating and reportable segments are as follows: Engineered Products, Fueling Solutions, Imaging & Identification, Pumps & Process Solutions and Refrigeration & Food Equipment. For financial information about our segments and geographic areas, see Note 20 — Segment Information in the Consolidated Financial Statements in Item 8 of this Form 10-K.

Engineered Products

Our Engineered Products segment provides a wide range of products, software and services that have broad customer applications across a number of markets, including: solid waste handling, aftermarket vehicle service, industrial automation, aerospace and defense, industrial winch and hoist, and fluid dispensing. Our waste handling business is a leading North American supplier of equipment, software and services for the refuse collection industry and for on-site processing and compaction of trash and recyclable materials. Our vehicle service business provides products, software and services used primarily in vehicle repair and maintenance, including light and heavy-duty vehicle lifts, wheel service equipment, vehicle diagnostics and vehicle collision repair solutions. The businesses in the industrial automation market provide a wide range of modular automation components including manual clamps, power clamps, rotary and linear mechanical indexers, conveyors, pick and place units, glove ports and manipulators, as well as end-of-arm robotic grippers, slides and end effectors. Our industrial winch and hoist business provides a range of winches, hoists, bearings, drives, and electric monitoring systems for infrastructure and other industrial markets. The segment also supplies radio frequency and microwave filters and switches to enable secure communications in aerospace and defense applications, and benchtop soldering and fluid dispensing solutions in electronics and industrial product assembly.

Our Engineered Products segment's products are manufactured primarily in the U.S., Europe and Asia and are sold throughout the world directly and through a network of distributors.

Fueling Solutions

Our Fueling Solutions segment provides components, equipment and software, and service solutions enabling safe transport of fuels and other hazardous fluids along the supply chain, as well as safe and efficient operation of retail fueling and vehicle wash establishments across the globe. Among solutions supplied by the segment are fuel dispensers, payment systems, hardware and underground containment systems, vehicle wash systems, as well as asset tracking, monitoring and operational optimization software. Additionally, Fueling Solutions supplies components used for the transfer of fuels and other critical liquids across the supply chain.

Our Fueling Solutions segment's products are manufactured primarily in the United States, Europe, China, Brazil and Canada and are sold throughout the world directly and through a network of distributors.

Imaging & Identification

The companies in our Imaging & Identification segment are global suppliers of precision marking and coding, packaging intelligence, product traceability and brand protection, digital textile printing equipment and solutions, as well as related consumables, software and services. The Imaging & Identification segment primarily designs and manufactures equipment and consumables used for printing variable information (such as bar coding of dates and serial numbers) on fast-moving consumer goods, provides serialization solutions for pharmaceutical customers, and develops supply chain traceability solutions capitalizing on expanding food and product safety, supply chain traceability and brand protection requirements, and growth in emerging markets. In addition, our businesses serving the apparel and textile printing market are benefiting from a secular shift from analog to digital printing, resulting from growing demand for “fast fashion”, and more customized and complex fashion designs, as well as increasing environmental sustainability requirements (digital printing process is significantly more environment-friendly due to lower water consumption). Businesses within this segment leverage digital printing capabilities and operate business models that involve initial equipment and software sales followed by significant consumable, software and service aftermarket revenue streams.

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

Our Imaging & Identification segment expends significant effort in research and development because the rate of product development by their customers is often quite high. Our businesses that develop product identification and printing equipment and software solutions believe that their customers expect a continuing rate of product innovation, and performance and total cost of ownership improvement. The result has been downward pricing trends that can only be mitigated with the continuous development of innovative product solutions in a market where product life cycles generally average less than seven years.

Our Fueling Solutions segment invests in research and development to advance innovative fuel dispensing and payment platforms, fuel site asset management and connectivity solutions, and IIoT-enabled cloud-based connected solutions for retail and commercial fleet fueling settings. These technology investments align with our customer’s needs and our commitment to delivering our customers operational cost reductions, increased sales, and an enhanced customer experience through a combination of intelligent fueling and retail solutions.

Our Pumps & Process Solutions segment invests in research and development for new product introduction and custom solutions to drive volume and share in both existing markets and newer/faster growth markets – such as single-use biopharmaceutical manufacturing and liquid cooling of high performance electronics. These investments will allow us to take advantage of existing growth trends such as vaccine production for certain COVID-19 vaccines and also cell and gene therapy applications coming on the market.

Our segments contain many businesses that are also involved in important product improvement initiatives. These businesses concentrate on working closely with customers on specific applications, expanding product lines and market applications and continuously improving manufacturing processes. Some of these businesses experience a much more rapid rate of change requiring higher product development capability and products.

Our businesses invest in research and development to pursue digital strategies based on customer needs and take advantage of the cross-company capabilities developed at the Dover Digital Labs center. For example, Vehicle Services Group, within the Engineered Products segment, launched Mosaic Advanced Diagnostic Technology built in partnership with Burke Porter Group and work completed at the Digital Labs. Mosaic is the automotive repair industry’s first digitally enabled cloud based after-market advanced driver assistance systems (ADAS) sensor calibration technology. Environmental Solutions Group, from the Engineered Products segment, launched artificial intelligence capabilities through 3rd Eye Digital Solution to use data to improve operations outcomes for waste hauling fleets.

Human Capital Resources

Our employees are our most valuable asset and are critical to our ability to deliver on our strategic plans. Our success in delivering high quality and innovative products and solutions for our customers and driving operational excellence is only achievable through the talent, expertise, and dedication of our global team. We had approximately 23,000 employees worldwide as of December 31, 2020.

We recognize that attracting, developing and retaining skilled talent and promoting a diverse and inclusive culture are essential to maintaining our leadership positions in the markets we serve. We are increasingly leveraging the corporate center to drive talent recruitment and development by implementing consistent human capital management practices across our businesses. This center-led focus is enabling us to make development opportunities available across our enterprise which promotes employee advancement, engagement and retention. We offer employees resources to continuously improve their skills and performance with the goal of further cultivating the diverse, entrepreneurial talent inside our global businesses to fill key positions. We seek people who are proactive and dedicated, demonstrate an ownership mindset and share our commitment to the pursuit of operational excellence. We continue to make significant investments in talent development and recognize that the growth and development of our employees is essential for our continued success.

We have invested in the following human capital resources, to align with our key priorities:
•Dover Digital Labs – Our team of software developers, data scientists, and product managers drive digital transformation across our businesses by enhancing customer experience, developing connected products and enabling digital manufacturing.
•Operational management – Our operations teams, including our management team at the corporate center, continually focuses on improving operational efficiency, such as implementing production automation.
•Health and safety – We are committed to providing a healthy environment and safe workplace by operating in accordance with established health and safety protocols across our facilities while maintaining an enhanced health and safety compliance program. In response to the COVID-19 pandemic, we have modified practices at our manufacturing locations and offices to adhere to guidance from the U.S. Centers for Disease Control and Prevention and local health and governmental authorities in our global network. We have invested at the corporate center to provide oversight, enhance coordination and ensure robust safety protocols are present across our operations. We believe that a healthy and safe workforce is an engaged workforce that is ready and able to contribute to our success.
•Shared services – We invest in Dover Business Services and our India Innovation Center. Our shared services capabilities include a wide range of functional areas including transactional support, human resources, IT, engineering and product development. These services enable productivity and growth as well as free up resources at our businesses to focus on customers, markets and product development.

Intellectual Property and Intangible Assets

Our businesses own many patents, trademarks, licenses and other forms of intellectual property, which have been created, registered or acquired over a number of years and, to the extent relevant, expire at various times over a number of years. A large portion of our businesses’ intellectual property consists of patents, unpatented technology and proprietary information constituting trade secrets that we seek to protect in various ways, including confidentiality agreements with employees and suppliers where appropriate. In addition, a significant portion of our intangible assets relate to customer relationships. While our intellectual property and customer relationships are important to our success, the loss or expiration of any of these rights or relationships, or any group of related rights or relationships, is not likely to materially affect our results on a consolidated basis. We believe that our commitment to continuous engineering improvements, new product development and improved manufacturing techniques, as well as strong sales, marketing and service efforts, are significant to our general leadership positions in the niche markets we serve.

Customers

We serve thousands of customers, none of which accounted for more than 10% of our consolidated revenue in 2020. Given our diversity of served markets, customer concentrations are not significant. Businesses supplying the environmental solutions, defense, automotive and commercial refrigeration industries tend to deal with a few large customers that are significant within those industries. This also tends to be true for businesses supplying the power generation and chemical industries. In the other markets served, there is usually a much lower concentration of customers, particularly where our companies provide a substantial number of products and services applicable to a broad range of end-use applications.

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

Competition

Our competitive environment is complex because of the wide diversity of our products manufactured and the markets served. In general, most of our businesses are market leaders that compete with only a few companies, and the key competitive factors are customer service, product quality, price and innovation. A summary of our key competitors within each of our segments follows:

Segment	Key Competitors

Engineered Products	Oshkosh Corp. (McNeilus), Tünkers Maschinenbau GmbH, Snap-On Inc. (Challenger Lifts, Car-O-Liner), Labrie Enviroquip Group, PACCAR (Braden), Vontier (Hennessey Industries, Inc.) and numerous others
Fueling Solutions	Vontier (Gilbarco Veeder-Root), Tatsuno, Verifone, Franklin Electric, Elaflex, Gardner Denver, Inc. (Emco Wheaton), Dixon Valve & Coupling Company, Professional Datasolutions, Inc. (PDI), Salco, Washtec AG
Imaging & Identification	Danaher Corporation (Videojet), Brother Industries, Ltd. (Domino Printing), Electronics for Imaging (Reggiani), SPG Prints, Konica Minolta, Kornit Digital Ltd.
Pumps & Process Solutions	IDEX Corporation, ITT, SPX Flow Inc. (Waukesha), Ingersoll Rand (Milton Roy, Dosatron), Spirax Sarco, Nordson Corporation, Kingsbury, Seko, Ecolab, Millipore, Danaher Corporation (Pall), EnPro Industries (Compressor Products International, Garlock), Hoerbiger Holdings AG, Miba AG, Hillenbrand Inc. (Coperion)
Refrigeration & Food Equipment	Panasonic (Hussman Corp.), Alfa Laval, Welbilt Corp, Illinois Tool Works, Middleby Corp., Stolle Machinery

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

The following table shows annual revenue derived from customers outside the U.S. as a percentage of total annual revenue for each of the last three years, by segment and in total:

	Percentage of Non-U.S. Revenue by Segment
	Years Ended December 31,
	2020	2019	2018
Engineered Products	27%	27%	30%
Fueling Solutions	45%	52%	54%
Imaging & Identification	75%	77%	78%
Pumps & Process Solutions	51%	49%	51%
Refrigeration & Food Equipment	37%	39%	38%
Total percentage of revenue derived from customers outside of the United States	45%	47%	48%

Our international operations are subject to certain risks, such as price and exchange rate fluctuations and non-U.S. governmental restrictions, which are discussed further in Item 1A. "Risk Factors." For additional details regarding our non-U.S. revenue and the geographic allocation of the assets of our continuing operations, see Note 20 — Segment Information to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Environmental Matters

Sustainability

We are committed to creating economic value for shareholders by developing products designed to help our customers meet their sustainability goals, run their operations more efficiently and satisfy evolving regulatory and environmental standards. We believe that sustainability-driven innovation in response to customer demand helps us contribute positively to enhanced resource efficiency and waste reduction while presenting a valuable growth opportunity. We highlight key initiatives and performance metrics about our sustainability activities under the “Sustainability” tab on our website, www.dovercorporation.com.

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

There have been no material effects upon our earnings and competitive position resulting from our compliance with laws or regulations enacted or adopted relating to the protection of the environment. We are aware of a number of existing or upcoming regulatory initiatives intended to reduce emissions in geographies where our manufacturing and warehouse/distribution facilities are located and have evaluated the potential impact of these regulations on our businesses. We anticipate that direct impacts from regulatory actions will not be significant in the short- to medium-term. We expect the regulatory impacts associated with climate change regulation would be primarily indirect and would result in "pass-through" costs from energy suppliers, suppliers of raw materials and other services related to our operations.

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

Business and Operational Risks

•The COVID-19 pandemic has adversely impacted, and poses risks to, our business, the nature and extent of which are highly uncertain and unpredictable.

The COVID-19 pandemic has disrupted the global economy and adversely impacted our business, including demand for our products across multiple end-markets as well as our supply chain and operations. While we have experienced sequentially improving activity in most markets and geographies, the public health situation, global response measures and corresponding impacts on various markets remain fluid and uncertain and may lead to sudden changes in trajectory and outlook. Accordingly, we are currently unable to quantify the full and long-term impact of the pandemic on our results of operations, financial position and cash flows.

We are monitoring the global outbreak of COVID-19 and taking steps to mitigate its risks by working with our customers, employees, suppliers and other stakeholders. Significant portions of our workforce and operations have been impacted by quarantines, government orders and guidance, facility closures, illness, travel restrictions, implementation of precautionary measures and other restrictions. Over the course of the pandemic, we have continued to operate in accordance with established health and safety protocols across our facilities while maintaining an enhanced health and safety compliance program. More specifically, we have modified practices at our manufacturing locations and offices to adhere to guidance from the U.S. Centers for Disease Control and Prevention and local health and governmental authorities in our global network with respect to social distancing, physical separation, personal protective equipment and sanitization, and have restricted the number of employees permitted in common areas at any given time. Further actions may be required as conditions evolve, including if new waves of infection emerge in various parts of the globe or until a vaccine is widely available. In addition, because the pandemic has decreased customer demand in many of our end-markets, some of our businesses have continued to operate at reduced capacity. We cannot predict the number or timing of any future facility closures, the potential for operating at reduced capacity or the size of the workforce that may be impacted by potential labor actions such as furloughs or layoffs.

The COVID-19 pandemic has the potential to disrupt our supply chain as a result of shifts in demand, illness, quarantine, travel restrictions or financial hardship. We have been able to procure the critical raw materials and components necessary to continue production of our products, but there is no guarantee that we will be able to do so in the future. In addition, we may experience additional adverse impacts on our operational and commercial activities, costs, customer orders and purchases and our collections of accounts receivable, which may be material, and the extent of these adverse impacts on future operational and commercial activities, costs, customer orders and purchases and our collections remains uncertain even if conditions begin to improve.

Furthermore, the pandemic has impacted and may further impact the broader economies of affected countries, including negatively impacting economic growth, the proper functioning of financial and capital markets, foreign currency exchange rates and interest rates. Due to the unprecedented and sustained social and economic consequences of the COVID-19 pandemic on the global economy generally, there is uncertainty around its duration and the timing of recovery. The ultimate significance of the COVID-19 pandemic, including any measures to reduce its spread, on our business will depend on events that are beyond our control and that we cannot predict and could have a material adverse effect on our consolidated results of operations, financial condition and cash flows.

•We are subject to risks relating to our existing international operations and expansion into new geographical markets.

In 2020, the COVID-19 pandemic had a greater impact on revenue from international markets compared to the United States, resulting in a greater rate of decline. As a result, approximately 45% of our revenues for 2020 as compared to approximately 47% in 2019 were derived outside the United States. This was mostly in Europe and China.

We will continue to focus on global markets as part of our overall growth strategy and expect sales from outside the United States to continue to represent a significant portion of our revenues. Our international operations and our global expansion strategy are subject to general risks related to such operations, including:

o	political, social and economic instability and disruptions;

o	government import and export controls, economic sanctions, embargoes or trade restrictions;

o	the imposition of duties and tariffs and other trade barriers and retaliatory countermeasures;

o	limitations on ownership and dividend of earnings;

o	transportation delays and interruptions;

o	labor unrest and current and changing regulatory environments;

o	widespread public health crises, such as a pandemic or epidemic;

o	increased compliance costs, including costs associated with disclosure requirements and related due diligence;

o	the impact of loss of a single-source manufacturing facility;

o	difficulties in staffing and managing multi-national operations;

o	limitations on our ability to enforce legal rights and remedies;

o	potentially adverse tax consequences; and

o	access to or control of networks and confidential information due to local government controls and vulnerability of local networks to cyber risks.
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

We depend on our own and third party IT systems, including cloud-based systems and managed service providers, to store, process and protect our information and support our business activities. We also use our third party IT systems to support employee data processing for our global work force and to support customer business activities, such as transmitting payment information, providing mobile monitoring services, and capturing operational data. Additionally, some of our products contain computer hardware and software and offer the ability to connect to computer networks. Increasingly, our customers, including government customers, are requiring cybersecurity protections and mandating cybersecurity standards for our products. Our business has both an increasing reliance on IT systems and an increasing digital footprint as a result of changing technologies, connected devices and digital offerings, as well as expanded remote work policies. If these technologies, systems, products or services are damaged, cease to function properly, are compromised due to employee or third-party contractor error, user error, malfeasance, system errors, or other vulnerabilities, or are subject to cybersecurity attacks, such as those involving denial of service attacks, unauthorized access, malicious software, or other intrusions, including by criminals, nation states or insiders, our business may be adversely impacted. The impacts could include production downtimes, operational delays, and other impacts on our operations and ability to provide products and services to our customers; compromise of confidential, proprietary or otherwise protected information, including personal information and customer confidential data; destruction, corruption, or theft of data or intellectual property; manipulation, disruption, or improper use of these technologies, systems, products or services; financial losses from fraudulent transactions, remedial actions, loss of business or potential liability; adverse media coverage; and legal claims or legal proceedings, including regulatory investigations, actions and fines; and damage to our reputation. There has been a rise in the number of cyberattacks targeting confidential business information generally and in the manufacturing industry specifically, as well as an increase in cyberattacks targeting managed service providers, by both state-sponsored and criminal organizations. Moreover, there has been a rise in the number of cyberattacks that depend on human error or manipulation, including phishing attacks or schemes that use social engineering to gain access to systems or perpetuate wire transfer or other frauds.

These trends increase the likelihood of such events occurring as well as the costs associated with protecting against such attacks. It is possible for vulnerabilities in our IT systems to remain undetected for an extended period of time up to and including several years. We attempt to mitigate these risks by employing a number of measures, including employee training, systems monitoring and other technical security controls, a breach response plan, maintenance of backup and protective systems, and security personnel. Not withstanding those measures, our systems, networks, products and services remain potentially vulnerable to known or unknown cybersecurity attacks and other threats, any of which could have a material adverse effect on our consolidated results of operations, financial condition and cash flows. We, and the service providers that we depend on to support our systems and business operations, are regularly the target of, and periodically respond to, cyberattacks, including phishing and denial-of-service attacks, and must continuously monitor and develop our systems to protect our technology infrastructure and data from misappropriation or corruption. In addition, a cybersecurity attack could persist for an extended period of time before being detected, and, following detection, it could take considerable time for us to obtain full and reliable information about the extent, amount and type of information compromised. During the course of an investigation, we may not know the full impact of the event and how to remediate it, and actions, decisions and mistakes that are taken or made may further increase the negative effects of the event on our business, results of operations and reputation. While we maintain insurance coverage that is intended to address certain aspects of cybersecurity risks, such insurance coverage may not cover all losses or all types of claims that arise. As cyber threats continue to evolve, cybersecurity and data protection laws and regulations continue to develop in the U.S. and globally, and our business continues to move towards increased online connectivity within our information systems and through more Internet-enabled products and offerings, we expect to expend additional resources to continue to build out our compliance programs, strengthen our information security, data protection and business continuity measures, and investigate and remediate vulnerabilities.

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

Industry Risks

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

The success of new and improved products, digital solutions and support services depends on their initial and continued acceptance by our customers. Certain of our businesses sell in markets that are characterized by rapid technological changes, frequent new product introductions, changing industry standards and corresponding shifts in customer demand, which may result in unpredictable product transitions, shortened life cycles and increased importance of being first to market. Failure to correctly identify and predict customer needs and preferences, to deliver high quality, innovative and competitive products to the market, to adequately protect our intellectual property rights or to acquire rights to third-party technologies, to provide adequate data security and privacy protections and to stimulate customer demand for, and convince customers to adopt new products, digital solutions and support services could adversely affect our consolidated results of operations, financial condition and cash flows. In addition, we may experience difficulties or delays in the research, development, production or marketing of new products, digital solutions and support services which may prevent us from recouping or realizing a return on the investments required to continue to bring new products and services to market.

•We could lose customers or generate lower revenue, operating profits and cash flows if there are significant increases in the cost of our raw materials or components or if suppliers are not able to meet our quality and delivery requirements.

We purchase raw materials, sub-assemblies and components for use in our manufacturing operations. Factors such as freight costs, transportation availability, inventory levels, the level of imports, the imposition of duties, tariffs and other trade barriers and general economic conditions may affect the price of these raw materials, sub-assemblies and components. Significant price increases for certain commodities, other raw materials or components could adversely affect operating profits of our businesses. While we generally attempt to mitigate the impact of increased raw material prices by hedging or passing along the increased costs to customers, there may be a time delay between the increased raw material prices and the ability to increase the prices of products, or we may be unable to increase the prices of products due to a competitor’s pricing pressure or other factors.

We use a wide range of raw materials and components in our manufacturing operations that come from numerous suppliers. While we believe that sources of supply for raw materials and components are generally adequate, it is difficult to predict what effects of extended lead times or shortages may have in the future. In addition, some of the raw materials and components may be available only from limited or single source suppliers. If a single source or limited source supplier were to cease or interrupt production for any reason or otherwise fail to supply those raw materials or components to us on favorable purchase terms, including at favorable prices, in sufficient quantities and with adequate lead times needed for efficient manufacturing, our ability to meet customer commitments, and satisfy market demands for affected products could be negatively affected. Consequently, a significant price increase in raw materials or a shortage in or the unavailability of raw materials or components may result in a loss of customers and adversely impact our consolidated results of operations, financial condition and cash flows.

Legal and Regulatory Risks

•Our businesses are subject to regulation and their profitability and reputation could be adversely affected by domestic and foreign governmental and public policy changes, risks associated with emerging markets, changes in statutory tax rates and unanticipated outcomes with respect to tax audits.

Our businesses’ domestic and international sales and operations must comply with a wide variety of laws, regulations and policies (including environmental, employment and health and safety regulations, data security laws, data privacy laws, export/import laws, tax policies such as export subsidy programs and research and experimentation credits, carbon emission regulations, energy efficiency and design regulations and other similar programs). These laws, regulations and policies are complex, change frequently, have tended to become more stringent over time and may be inconsistent across jurisdictions. Failure to comply (or any alleged or perceived failure to comply) with any of the foregoing could result in civil and criminal, monetary and non-monetary penalties as well as potential damage to our reputation and disruption to our business. We cannot provide assurance that our costs of complying with new and evolving regulatory reporting requirements and current or future laws will not exceed our estimates. In addition, the United Kingdom's exit from the European Union common market and the terms of the UK EU Trade and Cooperation agreement may impact our market access and pricing, compliance with regulatory requirements and ability to hire and maintain personnel. Any of these factors could adversely affect customer demand, our relationships with customers and suppliers, and our business and financial position.

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

Financial and Strategic Risks

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

Labor and Employment Risks

•Our reputation, ability to do business and results of operations may be impaired by improper conduct by any of our employees, agents, or business partners.

While we strive to maintain high standards, we cannot provide assurance that our internal controls and compliance systems will always protect us from acts committed by our employees, agents, or business partners that would violate United States and/or non-United States laws or fail to protect our confidential information, including the laws governing payments to government officials, bribery, fraud, anti-kickback and false claims, competition, export and import compliance, environmental compliance, money laundering and data privacy, as well as the improper use of proprietary information or social media. Any such violations of law or improper actions could subject us to civil or criminal investigations in the United States and in other jurisdictions, could lead to substantial civil or criminal, monetary and non-monetary penalties and related shareholder lawsuits, could lead to increased costs of compliance and could damage our reputation, our consolidated results of operations, financial condition and cash flows.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The number, type, location and size of the properties used by our operations as of December 31, 2020 are shown in the following charts, by segment:

	Number and nature of facilities				Square footage (in 000s)
	Manufacturing	Warehouse	Sales / Service	Total	Owned	Leased
Engineered Products	29	17	10	56	2,855	1,201
Fueling Solutions	30	10	24	64	1,128	1,918
Imaging & Identification	12	15	60	87	697	928
Pumps & Process Solutions	38	7	24	69	3,251	896
Refrigeration & Food Equipment	23	24	18	65	1,406	2,633

	Locations					Expiration dates of leased facilities (in years)
	North America	Europe	Asia	Other	Total	Minimum	Maximum
Engineered Products	34	14	5	1	54	1	8
Fueling Solutions	16	17	10	3	46	1	12
Imaging & Identification	10	36	22	1	69	1	11
Pumps & Process Solutions	31	17	8	4	60	1	12
Refrigeration & Food Equipment	29	17	8	5	59	1	10

Our owned and leased facilities are well-maintained and suitable for our operations.

ITEM 3. LEGAL PROCEEDINGS

See Part II, Item 8, Notes to Consolidated Financial Statements, Note 17 — Commitments and Contingent Liabilities.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

All of our officers are elected annually at the first meeting of the Board of Directors following our annual meeting of shareholders, and are subject to removal at any time by the Board of Directors. Our executive officers as of February 12, 2021, and their positions with Dover (and, where relevant, prior business experience) for the past five years, are as follows:

Name	Age	Positions Held and Prior Business Experience
Richard J. Tobin	57	President and Chief Executive Officer (since May 2018) and Director (since August 2016); prior thereto Chief Executive Officer (from 2013 to 2018) of CNH Industrial NV.
Kimberly K. Bors	60	Senior Vice President, Human Resources (since January 2020) of Dover; prior thereto Senior Vice President and Chief Human Resources Officer of The Mosaic Company (from July 2017 to December 2018); prior thereto Senior Vice President, Human Resources & Administration for Schneider, North America at Schneider Electric (September 2014 to June 2017).
Ivonne M. Cabrera	54	Senior Vice President, General Counsel and Secretary (since January 2013) of Dover.
Brad M. Cerepak	61	Senior Vice President and Chief Financial Officer (since May 2011) of Dover.
Girish Juneja	51	Senior Vice President and Chief Digital Officer (since May 2017) of Dover; prior thereto Senior Vice President/Chief Technology Officer and General Manager of the Marketplace Solutions Business of Altisource (from January 2014 to April 2017).
David J. Malinas	46
Senior Vice President, Operations (since July 2019) of Dover; prior thereto Senior Vice President and President, Industrial Process for ITT Corporation (from June 2017 to June 2019); prior thereto Vice President and General Manager, Controlled Temperature Technologies Businesses at Thermo Fisher Scientific Inc. ("Thermo Fisher") (from March 2017 to June 2017); prior thereto Vice President, Industrial Segment at Thermo Fisher (from December 2015 to March 2017); prior thereto Vice President and General Manager, Global Chemicals Business Unit (from June 2012 to November 2015) at Thermo Fisher.

Anthony K. Kosinski	54	Vice President, Tax (since June 2016) of Dover; prior thereto Director, Domestic Tax (June 2003 to June 2016) of Dover.
James M. Moran	55	Vice President, Treasurer (since November 2015) of Dover; prior thereto Senior Vice President and Treasurer (from June 2013 to August 2015) of Navistar International Corporation (“NIC”); prior thereto Vice President and Treasurer (from 2008 to June 2013) of NIC; also served as Senior Vice President and Treasurer of Navistar, Inc. (from June 2013 to August 2015) .
Ryan W. Paulson	47	Vice President & Controller (from July 2019) of Dover; prior thereto Assistant Controller, Global Consolidations & Operations Accounting (from August 2017 to July 2019); prior thereto partner at PricewaterhouseCoopers LLP (from July 2012 to June 2017).

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Dividends

The principal market in which Dover common stock is traded is the New York Stock Exchange.

Holders

The number of holders of record of Dover common stock as of February 2, 2021 was approximately 18,639. This figure includes participants in our domestic 401(k) program.

Securities Authorized for Issuance Under Equity Compensation Plans

Information relating to securities authorized for issuance under our equity compensation plans is contained in Part III, Item 12 of this Form 10-K.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

During the year ended December 31, 2020, under our February 2018 standing share repurchase authorization, which expired on December 31, 2020, the Company purchased 979,165 shares of common stock at a total cost of $106,279 or $108.54 per share.

The total number of shares purchased by month during the fourth quarter of 2020 were as follows:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value in Thousands) of Shares that May Yet Be Purchased under the Plans or Program
Period				February 2018 Program
October 1 to October 31	—	$—	—	7,811,385
November 1 to November 30	392,700	123.96	392,700	7,418,685
December 1 to December 31	37,806	123.94	37,806	7,380,879
For the Fourth Quarter	430,506	$123.95	430,506	7,380,879

Upon expiration of the February 2018 share repurchase authorization, there were 7,380,879 shares remaining.

In November 2020, the Company's Board of Directors approved a new standing share repurchase authorization, whereby we may repurchase up to 20 million shares beginning on January 1, 2021 through December 31, 2023.

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

Comparison of Five-Year Cumulative Total Return +
Dover Corporation, S&P 500 Index, Peer Group Index

Total Shareholder Returns
Data Source: Research Data Group, Inc
_______________________
+Total return assumes reinvestment of dividends.
This graph assumes $100 invested on December 31, 2015 in Dover common stock, the S&P 500 index and a peer group index.

The 2020 peer index consists of the following 29 public companies selected by Dover.

3M Company	Flowserve Corporation	Parker-Hannifin Corp.
Ametek Inc.	Fortive Corp.	Pentair Plc
Carlisle Companies Inc.	Honeywell International Inc.	Regal Beloit Corp.
Colfax Corp.	IDEX Corporation	Rockwell Automation Inc.
Corning Inc.	Illinois Tool Works Inc.	Snap-on Inc.
Crane Co.	Ingersoll Rand Inc.	SPX Flow Inc.
Danaher Corp.	ITT Inc.	Teledyne Technologies Inc.
Eaton Corporation Plc	Johnson Controls International Plc	Textron Inc.
Emerson Electric Co.	Lennox International Inc.	The Timken Company
Enerpac Tool Group Corp.	Nordson Corp.

ITEM 6. SELECTED FINANCIAL DATA

in thousands except per share data	2020	2019	2018	2017	2016

Revenue	$6,683,760	$7,136,397	$6,992,118	$6,820,886	$6,043,224
Earnings from continuing operations	683,451	677,918	591,145	746,663	502,128
(Loss) earnings from discontinued operations	—	—	(20,878)	65,002	6,764
Net earnings	683,451	677,918	570,267	811,665	508,892

Basic earnings (loss) per share:
Continuing operations	$4.74	$4.67	$3.94	$4.80	$3.23
Discontinued operations	—	—	(0.14)	0.42	0.04
Net earnings	4.74	4.67	3.80	5.21	3.28

Weighted average basic shares outstanding	144,050	145,198	149,874	155,685	155,231

Diluted earnings (loss) per share:
Continuing operations	$4.70	$4.61	$3.89	$4.73	$3.21
Discontinued operations	—	—	(0.14)	0.41	0.04
Net earnings	4.70	4.61	3.75	5.15	3.25

Weighted average diluted shares outstanding	145,393	146,992	152,133	157,744	156,636

Dividends per common share	$1.97	$1.94	$1.90	$1.82	$1.72

Capital expenditures	$165,692	$186,804	$170,994	$170,068	$139,578
Depreciation and amortization	279,051	272,287	282,580	283,278	249,672
Total assets (1)	9,152,074	8,669,477	8,365,771	10,658,359	10,130,325
Total long-term debt, including current maturities	3,108,829	2,985,716	2,943,660	3,336,713	3,207,632

All results and data in the table above reflect continuing operations, unless otherwise noted. See Note 4 — Acquisitions and Note 5 — Discontinued and Disposed Operations in the Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding the impact of 2020, 2019 and 2018 acquisitions and disposed and discontinued operations.

(1) Includes assets from discontinued operations

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help the reader understand our results of operations and financial condition for the years ended December 31, 2020, 2019 and 2018. The MD&A should be read in conjunction with our Consolidated Financial Statements and Notes included in Item 8 of this Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed elsewhere in this Form 10-K, particularly in Item 1A. "Risk Factors" and in the "Special Note Regarding Forward-Looking Statements" preceding Part I of this Form 10-K.

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

For the year ended December 31, 2020, consolidated revenue was $6.7 billion, a decrease of $0.5 billion or 6.3%, as compared to the prior year. This decline included an organic revenue decline of 6.6% driven by COVID-19 and a 0.7% impact from dispositions, partially offset by acquisition-related growth of 1.0%. Overall, customer pricing favorably impacted revenue by approximately 0.7% for the year.

Within our Engineered Products segment, revenue decreased $166.3 million, or 9.8%, from the prior year, reflecting a broad-based organic revenue decline of 10.3%, partially offset by acquisition-related growth of 0.3% and a favorable foreign currency translation of 0.2%. The organic revenue decline was primarily driven by the global economic downturn precipitated by the COVID-19 pandemic. The impact was broad-based across the segment, with the most significant impacts experienced in our waste handling, industrial winch and hoist, industrial automation and fluid dispensing businesses.

Our Fueling Solutions segment revenue decreased $143.9 million, or 8.9%, from prior year, reflecting an organic decline of 8.8% and an unfavorable impact from foreign currency translation of 0.3%, partially offset by acquisition-related growth of 0.2%. The organic revenue decline was principally driven by the adverse effects of COVID-19 and reduced underground equipment volume in China due to the tapering of government-mandated infrastructure upgrades.

Our Imaging & Identification segment revenue decreased $46.3 million, or 4.3%, from the prior year, comprised of organic decline of 7.2% and an unfavorable impact from foreign currency translation of 1.0%, partially offset by acquisition-related growth of 3.9%. The organic revenue decline was primarily driven by the global economic downturn precipitated by the COVID-19 pandemic, which materially impacted our digital textile printing business, as government-mandated clothing and apparel retail closures and widespread practice of working from home reduced demand worldwide for apparel and textiles.

Our Pumps & Process Solutions segment revenue decreased $14.5 million, or 1.1%, from the prior year, attributable to an organic decline of 2.3% and a 0.5% decrease from a disposition, partially offset by acquisition-related growth of 1.1% and a favorable impact from foreign currency translation of 0.6%. The organic revenue decline was principally driven by continued weakness in demand for compression components and aftermarket services, as well as continued slower demand for industrial pumps due to pandemic-related disruptions and weaker activity in the energy industry, which was partially offset by strong performance in the biopharma and plastics & polymers markets.
Our Refrigeration & Food Equipment segment revenue decreased $80.5 million, or 5.8%, from the prior year, reflecting an organic revenue decline of 3.0% and a disposition related decline of 2.9%, partially offset by a favorable impact from foreign currency translation of 0.1%. The organic decline was due to the impact of COVID-19 as government actions to contain the spread of the virus as well as atypically high volume of retail grocery sales during the early staged of the pandemic, resulted in deferred customer orders and operational inefficiencies across the segment. The decline was partially offset by increased project activity in can-shaping equipment.

From a geographic perspective, organic revenue for the U.S., our largest market, declined 3.1%, while organic revenue in Europe and Asia declined 8.5% and 13.5%, respectively, year over year. Organic revenue in all other geographic markets declined 11.2%. Three out of our five segments experienced declines in U.S. organic sales, while organic sales in the Fueling Solutions and Refrigeration & Food Equipment segments grew 3.8% and 2.3%, respectively. Operational and demand headwinds from the COVID-19 pandemic led to a decline in Europe for four of our five segments, while the Pumps & Process Solutions segment grew 0.7%. The decline in Asia was driven mainly by a reduction in China where our Fueling Solutions segment, our second largest business in China, faced significant headwinds due to the expiration of the government's double-wall upgrade mandate that drove significant activity in prior years, as well as continued slower demand from the local national oil companies.

Gross profit was $2.5 billion for the year ended December 31, 2020, a decrease of $146.9 million, or 5.6%, as compared to the prior year. Gross profit decreased due to lower revenue as productivity initiatives including prior rightsizing programs and cost containment actions were partially offset by increased material costs and inflation and higher restructuring costs. Gross profit margin expanded to 37.0% for the year ended December 31, 2020 compared to 36.7% for the prior year. For further discussion related to our consolidated and segment results, see "Consolidated Results of Operations" and "Segment Results of Operations," respectively, within MD&A.

Bookings decreased 4.4% over the prior year to $6.9 billion for the year ended December 31, 2020. This included an organic bookings decline of 4.6%, a 0.6% decline due to dispositions, and an unfavorable impact due to foreign exchange rate of 0.2%, partially offset by a 1.0% increase in acquisition-related bookings. Bookings declined organically in four segments primarily as a result of the global impact on customer demand from the COVID-19 pandemic, and increased in our Refrigeration & Food Equipment on the back of positive trends, most significantly in can-shaping, as well as food retail and heat exchanger markets. Overall, our book-to-bill increased from the prior year to 1.04. Backlog as of December 31, 2020 was $1.8 billion, up from $1.5 billion from the prior year. The increase in backlog occurred in the third and fourth quarters of 2020 as order rates sequentially improved after a significant second quarter decline due to COVID-19. Backlog as of December 31, 2020 included $0.5 billion, $0.2 billion, $0.2 billion, $0.4 billion and $0.5 billion in the Engineered Products, Fueling Solutions, Imaging & Identification, Pumps & Process Solutions and Refrigeration & Food Equipment segments, respectively. See definition of bookings, organic bookings, book-to-bill and backlog within "Segment Results of Operations".

During the year ended December 31, 2020, we executed rightsizing programs to further optimize operations. Rightsizing charges of $51.5 million included restructuring charges of $44.5 million and other costs of $7.0 million. Restructuring expense was comprised primarily of new actions executed in response to lower demand driven by COVID-19 as well as continuing broad-based selling, general and administrative expense reduction initiatives and broad-based operational efficiency initiatives focusing on footprint consolidation, and operational optimization and IT centralization. These restructuring charges were broad-based across all segments as well as corporate, with costs incurred of $10.3 million in Engineered Products, $6.7 million in Fueling Solutions, $5.9 million in Imaging & Identification, $13.4 million in Pumps & Process Solutions, $4.0 million in Refrigeration & Food Equipment and $4.1 million at Corporate. Other costs were comprised primarily of charges related to the restructuring actions and asset charges, principally due to a $3.6 million write off of assets, partially offset by a $1.7 million gain on sale of assets in our Refrigeration & Food Equipment segment. Additional programs, beyond the scope of the announced programs may be implemented during 2021 with related restructuring charges.

During the year ended December 31, 2020, we made a total of six acquisitions totaling $335.8 million, net of cash acquired. We acquired Sys-Tech Solutions, Inc. ("Systech"), a leading provider of product traceability, regulatory compliance and brand-protection software and solutions to pharmaceutical and consumer products manufacturers, for $161.8 million, net of cash acquired, to strengthen the Imaging & Identification segment. We acquired So. Cal. Soft-Pak, Incorporated ("Soft-Pak"), a leading specialized provider of integrated back office, route management and customer relationship management software solutions to the waste and recycling fleet industry for $45.5 million, net of cash acquired, within the Engineered Products segment. We acquired Em-tec GmbH ("Em-tec"), a leading designer and manufacturer of flow measurement devices that serve a wide array of medical and biopharmaceutical applications for $30.4 million, net of cash acquired, to expand the Pumps & Process Solution segment. We acquired Solaris Laser S.A. ("Solaris"), a global manufacturer of product identification and traceability solutions for $18.7 million, net of cash acquired, to strengthen the Imaging & Identification segment. We acquired Innovative Control Systems, Inc. (“ICS”), a leading provider of car wash controllers, payment terminals, point-of-sale and wash site management software solutions for $77.0 million, net of cash acquired, to enhance the Fueling Solutions segment. See Note 4 — Acquisitions in the Consolidated Financial Statements in Item 8 of this Form 10-K for further details regarding the businesses acquired during the year.

On March 6, 2020, we completed the sale of the Chino, California branch of The AMS Group ("AMS Chino"), a regional aftermarket refrigeration services and solutions provider based in Southern California. The AMS Group was a wholly owned subsidiary, which was part of our Refrigeration & Food Equipment segment. We sold the business for total consideration of $15.4 million and recorded a pre-tax gain on sale of $5.2 million.

During the year ended December 31, 2020, we purchased approximately 1.0 million shares of our common stock for a total cost of $106.3 million, or $108.54 per share. In November 2020, our Board of Directors approved a new standing share repurchase authorization, whereby we may repurchase up to 20 million shares beginning on January 1, 2021 through December 31, 2023. We also continued our 65 year history of increasing our annual dividend per share and paid a total of $284.3 million in dividends to our shareholders.

COVID-19

The COVID-19 pandemic disrupted the global economy and adversely impacted our business, including demand for our products across multiple end-markets as well as our supply chain and operations.

Our foremost focus as we respond to the pandemic has been on the health and safety of our employees. We have enhanced health and safety measures across our facilities, including modifying practices to adhere to guidance from the U.S. Centers for Disease Control and Prevention and local health and governmental authorities with respect to social distancing, physical separation, personal protective equipment and sanitization. We also restricted the number of employees permitted in common areas at any given time. We enhanced our operational excellence model by memorializing our approach to sanitized manufacturing which includes procedures for dealing with confirmed COVID-19 cases, compliance auditing, and manufacturing line design. We will continue to closely monitor the risks posed by COVID-19 and adjust our practices accordingly.

We consider our companies to be essential suppliers to our customers and business partners as we provide products and services on which our customers and broader society rely upon daily to support crucial functions. Therefore, most of our U.S. and global facilities have remained substantially operational during the outbreak with enhanced safety protocols to protect the well-being of our employees.

In order to help mitigate the negative financial impact caused by the pandemic beginning late in the first quarter, we executed a number of temporary cost savings measures across the portfolio and at our corporate center, including short-term workforce rightsizing actions, adjustments to variable compensation to reflect current conditions, elimination of non-essential travel and reduction of discretionary spending. We also reduced our capital spending for the year, without deferring strategic ongoing initiatives. In addition, we initiated restructuring actions to drive longer-term cost savings and are proactively managing our working capital.

Over the course of 2020, we experienced sequentially improving activity in most markets and geographies, though demand remains lower than historical averages across markets that we expect will take longer to fully recover, like our food equipment and digital textile businesses. However, given sequential improvements in bookings in a majority of our markets late in 2020 and a higher year over year backlog, we expect continued improvement in our financial results in 2021.

The public health situation, global response measures and corresponding impacts on various markets remain fluid and uncertain and may lead to sudden changes in trajectory and outlook. We will continue to proactively respond to the situation and may take further actions that alter our business activity as may be required by governmental authorities, or that we determine are in the best interests of our employees and operations.

CONSOLIDATED RESULTS OF OPERATIONS

	Years Ended December 31,			% / Point Change
(dollars in thousands, except per share figures)	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Revenue	$6,683,760	$7,136,397	$6,992,118	(6.3)%	2.1%
Cost of goods and services	4,209,741	4,515,459	4,432,562	(6.8)%	1.9%
Gross profit	2,474,019	2,620,938	2,559,556	(5.6)%	2.4%
Gross profit margin	37.0%	36.7%	36.6%	0.30	0.10
Selling, general and administrative expenses	1,541,032	1,599,098	1,716,444	(3.6)%	(6.8)%
Selling, general and administrative expenses as a percent of revenue	23.1%	22.4%	24.5%	0.70	(2.10)
Loss on assets held for sale	—	46,946	—	nm*	nm*
Operating Earnings	932,987	974,894	843,112	(4.3)%	15.6%
Interest expense	111,937	125,818	130,972	(11.0)%	(3.9)%
Interest income	(3,571)	(4,526)	(8,881)	(21.1)%	(49.0)%
Loss on extinguishment of debt	—	23,543	—	nm*	nm*
Gain on sale of business	(5,213)	—	—	nm*	nm*
Other income, net	(11,900)	(12,950)	(4,357)	(8.1)%	197.2%
Earnings before provision for income taxes and discontinued operations	841,734	843,009	725,378	(0.2)%	16.2%
Provision for income taxes	158,283	165,091	134,233	(4.1)%	23.0%
Effective tax rate	18.8%	19.6%	18.5%	(0.8)	1.1
Earnings from continuing operations	683,451	677,918	591,145	0.8%	14.7%
Loss from discontinued operations, net	—	—	(20,878)	nm*	nm*
Earnings from continuing operations per common share - diluted	$4.70	$4.61	$3.89	2.0%	18.5%

Loss from discontinued operations per common share - diluted	$—	$—	$(0.14)	nm*	nm*
 * nm: not meaningful

Revenue

For the year ended December 31, 2020, revenue decreased $452.6 million, or 6.3% to $6.7 billion compared with 2019, reflecting an organic decline of 6.6% due to lower sales volumes due to pandemic-related impacts in our markets. Acquisition-related growth increased by 1.0% led by our Imaging and Identification and Pumps & Process Solutions segments, partially offset by a 0.7% decrease from dispositions within our Pumps & Process Solutions and Refrigeration & Food Equipment segments. Foreign currency translation had no significant impact to revenue for the year ended December 31, 2020. Customer pricing favorably impacted revenue by approximately 0.7% in 2020.

For the year ended December 31, 2019, revenue increased $144.3 million, or 2.1% to $7.1 billion compared with 2018, reflecting organic growth of 3.8%, led by our Fueling Solutions and Engineered Products segments, partially offset by our Refrigeration & Food Equipment segment. Revenue also increased due to acquisition-related growth of 0.8% from our Pumps & Process Solutions and Fueling Solutions segments, partially offset by an unfavorable impact from foreign currency translation of 2.0%, particularly in our Fueling Solutions and Imaging and Identification segments and a 0.5% impact from dispositions within our Pumps & Process Solutions and Fueling Solutions segments. Customer pricing favorably impacted revenue by approximately 1.0% in 2019.

Gross Profit

For the year ended December 31, 2020, gross profit decreased $146.9 million, or 5.6%, to $2.5 billion compared with 2019, primarily due to lower revenue as productivity initiatives including prior rightsizing programs and cost containment actions were partially offset by increased material costs and inflation and higher restructuring costs. Gross profit margin expanded 30 basis points to 37.0% as compared to the prior year due to benefits from productivity initiatives and restructuring and cost containment actions. We are managing production at our operating plants aggressively to match demand.

For the year ended December 31, 2019, gross profit increased $61.4 million, or 2.4% to $2.6 billion compared with 2018, primarily due to organic volume growth, pricing actions, and productivity initiatives including the benefits of rightsizing actions and cost reduction initiatives, as well as reduced rightsizing costs, partially offset by increased material costs, due, in part, to U.S. Section 232 and 301 tariff exposure. Gross profit margin increased 10 basis points to 36.7% as compared to the prior year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2020, decreased $58.1 million, or 3.6% to $1.5 billion compared with 2019, due to reduction in discretionary spend and benefits from rightsizing actions partially offset by higher restructuring costs of $7.7 million and a $3.6 million write-off of assets. As a percentage of revenue, selling, general and administrative expenses increased 70 basis points in 2020 to 23.1%, reflecting the decrease in revenue base.

Selling, general and administrative expenses for the year ended December 31, 2019, decreased $117.3 million, or 6.8% to $1.6 billion compared with 2018 primarily due to benefits from rightsizing actions started in 2018 and a decrease in restructuring costs of $23.7 million. As a percentage of revenue, selling, general and administrative expenses decreased 210 basis points in 2019 to 22.4%, reflecting the leverage of costs on a higher revenue base and the decrease in expenses.

Research and development costs, including qualifying engineering costs, are expensed when incurred and amounted to $142.1 million, $141.0 million and $143.0 million for the years ended December 31, 2020, 2019 and 2018, respectively. These costs as a percent of revenue were 2.1%, 2.0% and 2.0% for the years December 31, 2020, 2019 and 2018, respectively.

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

Non-Operating Items

Interest Expense, net

For the year ended December 31, 2020, interest expense, net of interest income, decreased $12.9 million, or 10.7%, to $108.4 million compared with 2019 primarily due to lower interest rates on new debt issued in November 2019 of €500 million of 0.750% notes due 2027 and $300 million of 2.950% notes due 2029. The new notes repaid the old debt of €300 million of 2.125% notes and $450 million of 4.30% notes, which carried higher interest rates.

For the year ended December 31, 2019, interest expense, net of interest income, decreased $0.8 million, or 0.7%, to $121.3 million compared with 2018 due to the $350 million 5.45% 10-year notes that were paid in March 2018 that resulted in lower outstanding long-term debt and lower interest expense compared to 2018, partially offset by lower interest income.

Loss on extinguishment of debt

On December 4, 2019, the Company extinguished the €300 million of 2.125% notes due 2020 and the $450 million of 4.30% notes due 2021. The Company was required to pay a make whole premium to the bondholders for the early extinguishment of debt, resulting in a loss of $23.5 million.

Gain on sale of business

On March 6, 2020, we sold AMS Chino within the Refrigeration & Food Equipment segment for total consideration of $15.4 million which included a working capital adjustment. A gain of $5.2 million was recognized on this sale. The disposal did not represent a strategic shift in operations and, therefore, did not qualify for presentation as discontinued operations.

There were no dispositions in the year 2019 aside from the sale of Finder as described above, and no significant dispositions in 2018 aside from the spin-off of Apergy, whose results are presented as discontinued operations.

Other income, net

For the years ended December 31, 2020, 2019 and 2018, other income, net was $11.9 million, $13.0 million and $4.4 million, respectively. For the year ended December 31, 2020, other income decreased compared to 2019 primarily due to decreased earnings from our equity method investments and increased foreign exchange losses resulting from the re-measurement and settlement of foreign currency denominated balances. For the year ended December 31, 2019, other income increased compared to 2018 primarily due to increased earnings from our equity method investments and reduction of non-operating losses from our defined benefit and post-retirement benefit plans.

Income Taxes

Our businesses have a global presence with 45%, 47% and 52% of our pre-tax earnings in 2020, 2019 and 2018, respectively, generated in foreign jurisdictions. Foreign earnings are generally subject to local country tax rates that differ from the 21.0% U.S. statutory tax rate. As a result, for our non-U.S. business locations, our effective foreign tax rate is typically lower than the U.S. statutory tax rate.

Our effective tax rate was 18.8% for the year ended December 31, 2020, compared to 19.6% and 18.5% for the years ended December 31, 2019 and December 31, 2018, respectively. The 2020, 2019 and 2018 rates were impacted by $22.2 million,$26.6 million, and $24.0 million respectively, of favorable net discrete items primarily driven by the tax benefit of share award exercises.

See Note 15 — Income Taxes in the Consolidated Financial Statements in Item 8 of this Form 10-K for additional details.

Earnings from Continuing Operations

For the year ended December 31, 2020, earnings from continuing operations increased $5.5 million, or 0.8%, to $683.5 million, or $4.70 per share, compared with earnings from continuing operations of $677.9 million, or $4.61 per share, for the year ended December 31, 2019. Despite a revenue decline of 6.3% due to the impact of COVID-19, earnings increased due to broad-based cost containment actions, benefits from productivity and restructuring actions, a loss due to the after-tax extinguishment of debt of $18.4 million in the prior year and a loss on assets held for sale of $46.9 million in the prior year.

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

Discontinued Operations

There were no discontinued operations for the years ended December 31, 2020 and December 31, 2019.

The results of discontinued operations for the year ended December 31, 2018 include the historical results of Apergy prior to its distribution on May 9, 2018. The year ended December 31, 2018 included costs incurred by the Company to complete the spin-off of Apergy amounting to $46.4 million reflected in selling, general and administrative expenses in discontinued operations. Due to lump-sum payments made in 2018 for Apergy participants in the Dover U.S. Pension Plan, non-cash settlement costs of approximately $9.2 million were classified within discontinued operations.

Refer to Note 5 — Discontinued and Disposed Operations in the Consolidated Financial Statements in Item 8 of this Form 10-K for additional information on disposed and discontinued operations.

Rightsizing Activities, which includes Restructuring and Other Costs

We recorded the following rightsizing costs for the year ended December 31, 2020:

	Year Ended December 31, 2020
(dollars in thousands)	Engineered Products	Fueling Solutions	Imaging & Identification	Pumps & Process Solutions	Refrigeration & Food Equipment	Corporate	Total
Restructuring (GAAP)	$10,307	$6,681	$5,946	$13,374	$4,015	$4,145	$44,468
Other costs, net	1,223	22	81	62	2,460	3,156	7,004
Rightsizing (non-GAAP)	$11,530	$6,703	$6,027	$13,436	$6,475	$7,301	$51,472
During the year ended December 31, 2020, rightsizing activities included restructuring charges of $44.5 million and other costs of $7.0 million. Restructuring expense was comprised primarily of new actions executed in response to lower demand driven by COVID-19 as well as continuing broad-based selling, general and administrative expense reduction initiatives and broad-based operational efficiency initiatives focusing on footprint consolidation, and operational optimization and IT centralization. Other costs were comprised primarily of charges related to the restructuring actions and asset charges, principally due to a $3.6 million write off of assets, partially offset by a $1.7 million gain on sale of assets in our Refrigeration & Food Equipment segment. These rightsizing charges were recorded in cost of goods and services, selling, general and administrative expenses, interest expense, and other income, net in the Consolidated Statement of Earnings. Additional programs, beyond the scope of the announced programs may be implemented during 2021 with related restructuring charges.
We recorded the following rightsizing costs for the year ended December 31, 2019:

	Year Ended December 31, 2019
(dollars in thousands)	Engineered Products	Fueling Solutions	Imaging & Identification	Pumps & Process Solutions	Refrigeration & Food Equipment	Corporate	Total
Restructuring (GAAP)	$3,155	$4,943	$6,426	$5,666	$3,671	$2,961	$26,822
Other (benefits) costs, net	(5)	(58)	(76)	462	2,371	2,637	5,331
Rightsizing (non-GAAP)	$3,150	$4,885	$6,350	$6,128	$6,042	$5,598	$32,153
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

We recorded the following rightsizing costs for the year ended December 31, 2018:

	Year Ended December 31, 2018
(dollars in thousands)	Engineered Products	Fueling Solutions	Imaging & Identification	Pumps & Process Solutions	Refrigeration & Food Equipment	Corporate	Total
Restructuring (GAAP)	$7,158	$15,478	$13,882	$10,266	$3,475	$8,244	$58,503
Other costs (benefits), net	128	(146)	(1,237)	3,109	6,474	5,997	14,325
Rightsizing (non-GAAP)	$7,286	$15,332	$12,645	$13,375	$9,949	$14,241	$72,828

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

See Note 12 — Restructuring Activities in the Consolidated Financial Statements in Item 8 of this Form 10-K for additional details regarding our recent restructuring activities.

SEGMENT RESULTS OF OPERATIONS

The summary that follows provides a discussion of the results of operations of each of our five operating and reportable segments (Engineered Products, Fueling Solutions, Imaging & Identification, Pumps & Process Solutions, and Refrigeration & Food Equipment). Each of these segments is comprised of various product and service offerings that serve multiple markets. See Note 20 — Segment Information in the Consolidated Financial Statements in Item 8 of this Form 10-K for a reconciliation of segment revenue, earnings and margin to our consolidated revenue, earnings from continuing operations and margin. Segment EBITDA and segment EBITDA margin, which are presented in the segment discussion that follows, are non-GAAP measures and do not purport to be alternatives to segment earnings (EBIT) as a measure of operating performance. We believe that these measures are useful to investors and other users of our financial information in evaluating ongoing operating profitability as they exclude the depreciation and amortization expense related primarily to capital expenditures and acquisitions that occurred in prior years, as well as in evaluating operating performance in relation to our competitors. For further information, see "Non-GAAP Disclosures" at the end of this Item 7.

Additionally, we believe the following operational metrics are useful to investors and others users of our financial information in assessing the performance of our segments:

•Bookings represent total orders received from customers in the current reporting period. This metric is an important measure of performance and an indicator of revenue order trends.

•Organic bookings represent total orders received from customers in the current reporting period excluding the impact of foreign currency exchange rates and the impact of acquisitions and dispositions. The metric is an important measure of performance and an indicator of revenue order trends.

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

	Years Ended December 31,			% Change
(dollars in thousands)	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Revenue	$1,531,277	$1,697,557	$1,633,147	(9.8)%	3.9%

Segment earnings (EBIT)	$238,167	$291,848	$252,368	(18.4)%	15.6%
Depreciation and amortization	42,603	41,032	44,995	3.8%	(8.8)%
Segment EBITDA	$280,770	$332,880	$297,363	(15.7)%	11.9%

Segment margin	15.6%	17.2%	15.5%
Segment EBITDA margin	18.3%	19.6%	18.2%

Other measures:
Bookings	$1,558,486	$1,708,321	$1,803,555	(8.8)%	(5.3)%
Backlog	$463,701	$452,142	$442,519	2.6%	2.2%

Components of revenue (decline) growth:
Organic (decline) growth				(10.3)%	5.4%
Acquisitions				0.3%	—%
Foreign currency translation				0.2%	(1.5)%
Total revenue (decline) growth				(9.8)%	3.9%

2020 Versus 2019

Engineered Products segment revenue for the year ended December 31, 2020 decreased $166.3 million, or 9.8% compared to the prior year, comprised of a broad-based organic revenue decline of 10.3%, partially offset by acquisition-related growth of 0.3% and a favorable foreign currency translation of 0.2%. Acquisition-related growth was driven by the acquisition of Soft-Pak. Customer pricing favorably impacted revenue by approximately 0.3% in 2020.

The organic revenue decline was primarily driven by the global economic downturn precipitated by the COVID-19 pandemic beginning late in the first quarter of 2020. The impact was broad-based across the segment, with the most significant impacts in the year experienced in our waste handling, industrial winch and hoist, industrial automation and fluid dispensing businesses. In waste handling, we experienced headwinds in new order activity as waste haulers and municipalities reduced capital budgets to preserve cash flow, and orders for compaction and recycling solutions remained below prior year levels. Demand for vehicle aftermarket equipment was also subdued due to reduced driving mileage and vehicle service demand. Headwinds from the COVID-19 pandemic were more significant in the first half of the year and persisted, to a lesser extent, into the second half of the year across our businesses. Despite theses headwinds, activity improved sequentially from the second quarter into the second half of the year in a number of businesses, most notably in our vehicle service, industrial automation, and fluid dispensing businesses, as government mandated restrictions eased and customer demand accelerated. Our aerospace & defense business demonstrated resilience despite the challenges of COVID-19, posting year over year revenue growth on the back of stable demand from long-term defense programs.

While market headwinds for capital equipment across some of our businesses persist, we expect that demand for our products will continue to improve sequentially into 2021, as evidenced by strong order rates and a strong backlog in the fourth quarter of 2020. We also remain confident that the fundamental long-term demand drivers across our end-markets remain constructive, and thus continue to believe in the long-term growth trajectory of the segment.

Engineered Products segment earnings for the year ended December 31, 2020 decreased $53.7 million, or 18.4%, compared to the prior year. This decrease was primarily driven by the impact of the COVID-19 pandemic on customer spending, partially offset by cost containment initiatives we executed in the year. These initiatives include actions to adjust direct and indirect manufacturing costs to current demand levels, the execution of short-term actions to reduce labor costs, the elimination of non-essential travel, third party and other expenses, the recognition of adjustments to variable compensation to reflect current conditions, the execution of selective structural cost actions aimed at streamlining our businesses, and a detailed review and re-prioritization of all planned investments and hiring plans. Segment margin decreased from 17.2% to 15.6% as compared to the prior year.

Bookings for the year ended December 31, 2020 decreased 8.8% compared to the prior year, reflecting an organic decline of 9.5%, partially offset by acquisition-related growth of 0.4% and a favorable impact from foreign currency translation of 0.3%. The organic bookings decline was broad-based and primarily driven by the global impact on customer demand of the COVID-19 pandemic. Segment book-to-bill was 1.02. Backlog increased 2.6% compared to the prior year, with particular strength seen in our vehicle service, industrial automation and aerospace and defense businesses.

2019 Versus 2018

Engineered Products segment revenue for the year ended December 31, 2019 increased $64.4 million, or 3.9%, compared to the prior year, comprised of broad-based organic growth of 5.4%, partially offset by a 1.5% unfavorable impact from foreign currency translation. Organic revenue growth was driven by strong activity in the refuse truck and digital solutions product lines within our waste handling business, as well as solid revenue growth in our vehicle service business. Customer pricing favorably impacted revenue by approximately 1.9% in 2019.

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

Fueling Solutions

Our Fueling Solutions segment is focused on providing components, equipment, and software and service solutions enabling safe transport of fuels and other hazardous fluids along the supply chain, as well as the safe and efficient operation of retail fueling and vehicle wash establishments.

	Years Ended December 31,			% Change
(dollars in thousands)	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Revenue	$1,476,282	$1,620,177	$1,465,590	(8.9)%	10.5%

Segment earnings (EBIT)	$236,974	$231,873	$152,255	2.2%	52.3%
Depreciation and amortization	72,803	75,045	68,463	(3.0)%	9.6%
Segment EBITDA	$309,777	$306,918	$220,718	0.9%	39.1%

Segment margin	16.1%	14.3%	10.4%
Segment EBITDA margin	21.0%	18.9%	15.1%

Other measures:
Bookings	1,471,870	1,613,764	1,513,019	(8.8)%	6.7%
Backlog	201,521	205,842	208,574	(2.1)%	(1.3)%

Components of revenue (decline) growth:
Organic (decline) growth				(8.8)%	10.5%
Acquisitions				0.2%	3.4%
Dispositions				—%	(0.4)%
Foreign currency translation				(0.3)%	(3.0)%
Total revenue (decline) growth				(8.9)%	10.5%

2020 Versus 2019

Fueling Solutions segment revenue for the year ended December 31, 2020 decreased $143.9 million, or 8.9%, compared to the prior year, attributable to an organic decline of 8.8% and an unfavorable impact from foreign currency translation of 0.3%, partially offset by acquisition-related growth of 0.2%. Customer pricing favorably impacted revenue by approximately 1.0% in 2020.

The organic revenue decline was principally driven by the adverse effects of COVID-19 and the measures taken to reduce its spread globally. The negative impact started during the latter part of the first quarter in 2020 with several mandated manufacturing plant shutdowns temporarily disrupting our global operations and supply chain, followed by a reduction in customer demand, particularly from vertically-integrated oil & gas companies. Further adding to the decline in organic revenue was reduced underground equipment volume in China due to the tapering of government-mandated infrastructure upgrades. Additionally, our businesses serving the transportation and rail markets experienced slow order rates due to volatile oil prices and the resulting reduction in capital budgets of vertically-integrated international oil companies. Activity in the vehicle wash market was subdued due to government-mandated shutdowns in the first half of the year and slower new capital spending activity by independent operators due to general economic uncertainty. Despite the global decrease in sales, North America was favorably impacted by continued strong demand for Europay, Mastercard, and Visa ("EMV")-compliant equipment throughout the year. Headwinds were also partially offset by robust performance in Mexico due to the growing demand in fueling dispenser volume.

While we anticipate the tapering of North America EMV volume in 2021 due to the compliance deadline, recent new product introductions, recovery in global market demand and growth in our software and solutions business is expected to provide growth within the retail fueling markets. Our vehicle wash business is also supported by a healthy backlog of orders given improving recent order activity. Our rail and transportation market is expected to remain subdued due to the challenging dynamics within the oil and transport industry.

Fueling Solutions segment earnings for the year ended December 31, 2020 increased $5.1 million, or 2.2%, compared to the prior year. The increase was driven by favorable pricing initiatives, restructuring benefits, productivity actions, selling, general and administrative cost containment, and favorable impact from foreign currency translation. These benefits were partially offset by weakened organic volume due to COVID-19. Segment margin increased 180 basis points compared to the prior year.

Bookings for the year ended December 31, 2020 decreased 8.8% compared to the prior year, reflecting an organic decline of 8.0% and an unfavorable impact from foreign currency translation of 1.0%, partially offset by acquisition-related growth of 0.2%. The organic bookings decline was primarily driven by the global impact on customer demand caused by the COVID-19 pandemic, slower demand from vertically-integrated oil companies and prior year bookings reflected increased orders of underground equipment in China due to government-mandated site infrastructure upgrade activity that has since tapered. This was partially offset by high order trends for EMV equipment in North America. Segment book to bill was 1.00. Backlog decreased 2.1% as compared to the prior year primarily as a result of lower second and third quarter bookings.

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

	Years Ended December 31,			% Change
(dollars in thousands)	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Revenue	$1,038,178	$1,084,471	$1,109,843	(4.3)%	(2.3)%

Segment earnings (EBIT)	$193,473	$229,484	$198,902	(15.7)%	15.4%
Depreciation and amortization	38,378	30,530	30,882	25.7%	(1.1)%
Segment EBITDA	$231,851	$260,014	$229,784	(10.8)%	13.2%

Segment margin	18.6%	21.2%	17.9%
Segment EBITDA margin	22.3%	24.0%	20.7%

Other measures:
Bookings	$1,065,098	$1,092,915	$1,106,303	(2.5)%	(1.2)%
Backlog	$192,785	$125,775	$118,057	53.3%	6.5%

Components of revenue decline:
Organic (decline) growth				(7.2)%	1.2%
Acquisitions				3.9%	—%
Foreign currency translation				(1.0)%	(3.5)%
Total revenue decline				(4.3)%	(2.3)%

2020 Versus 2019

Imaging & Identification segment revenue for the year ended December 31, 2020 decreased $46.3 million, or 4.3% compared to the prior year, comprised of organic decline of 7.2% and an unfavorable impact from foreign currency translation of 1.0%, partially offset by acquisition-related growth of 3.9%. Acquisition-related growth was driven by the acquisition of Systech in the first quarter and Solaris, which closed in the third quarter. Customer pricing favorably impacted revenue by approximately 0.7% in 2020.

The organic revenue decline was primarily driven by the global economic downturn precipitated by the COVID-19 pandemic beginning late in the first quarter, which materially impacted our digital textile printing business, as government-mandated mobility restrictions forced clothing and apparel retailers to close locations, and resulted in the decline of overall demand for clothing and apparel, as fewer consumers went to schools, offices, restaurants and other gatherings. Digital textile printing activity has improved since the second quarter of the year especially in sportswear and home decor markets, however demand for capital equipment for apparel printing remains slower compared to the prior year as we exit 2020. This dynamic resulted in improving demand from the second quarter to the second half of the year for inks and consumables that are closely linked to current levels of activity, while we experienced a slower recovery in demand for new equipment purchases, as customers remained focused on cash preservation. Our largest business in this segment, marking and coding, posted a modest revenue decline for the year, as we saw solid demand for consumables throughout the year, particularly inks for food and beverage, cleaning supplies, pharmaceuticals and medical supplies, and strong second half growth in demand for equipment, as customers resumed equipment purchases in the second half of 2020 as COVID-19 restrictions eased and marking and coding activity remained solid.

We expect our marking and coding business to remain resilient and anticipate a favorable long-term growth trend, supported by constructive secular trends in demand for product traceability, identification, differentiation, and brand protection solutions. We expect continued sequential improvement in activity in our digital printing business, as printing activity and overall demand for textiles continues to improve. However, uncertainty remains due to the direct impact that the COVID-19 pandemic has had on demand in the clothing and apparel industry. Despite those near-term challenges, we believe we remain favorably positioned to exploit a longer-term transition from analog to digital printing by our customers, and believe some business model shifts within the industry driven by the COVID-19 pandemic may accelerate our customers’ need to shift from analog to digital printing.

Imaging & Identification segment earnings for the year ended December 31, 2020 decreased $36.0 million, or 15.7%, compared to the prior year. This decrease was primarily driven by the impact of continued reduced consumer spending due to COVID-19 on clothing, sports apparel, and other textile products that impact our digital printing customers. Partially offsetting this decrease were continued cost containment initiatives during the year. These initiatives included actions to adjust direct and indirect manufacturing cost to current demand levels, the execution of short-term actions to reduce labor costs, the elimination of non-essential travel, third party and other expenses, the recognition of adjustments to variable compensation to reflect current conditions, the execution of selective structural cost actions aimed at streamlining our business, and a detailed review and re-prioritization of all planned investments and hiring plans. These actions have been taken deliberately and strategically, and have allowed us to rationalize current spending to levels appropriate given near-term market conditions, while preserving our ability to capitalize on long-term secular growth trends. As a result, segment margin decreased from 21.2% to 18.6% as compared to the prior year.

Segment bookings for the year ended December 31, 2020 decreased 2.5% compared to the prior year, reflecting an organic decline of 6.3% and an unfavorable impact from foreign currency translation of 1.0%, partially offset by acquisition-related growth of 4.8%. The organic reduction was primarily the result of a year over year reduction in new orders for equipment and consumables in our digital printing business. Segment book-to-bill was 1.03. Backlog increased 53.3% compared to the prior year driven by the Systech and Solaris acquisitions and strong order intake in marking and coding.

2019 Versus 2018

Imaging & Identification segment revenue for the year ended December 31, 2019 decreased $25.4 million, or 2.3%, compared to the prior year, comprised of organic growth of 1.2% more than offset by an unfavorable impact from foreign currency translation of 3.5%. The organic revenue growth was driven by increased equipment shipments and expanded service revenue in our marking and coding business, along with increased service revenue and increased printer and ink volumes in our digital printing business. The significant foreign currency impact was due to our broad international customer base, in particular in Asia and Europe. Customer pricing favorably impacted revenue by approximately 1.0% in 2019.

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

Pumps & Process Solutions

Our Pumps & Process Solutions segment manufactures specialty pumps, fluid handling components, plastics and polymer processing equipment, single use pumps, flow meters and connectors, and highly engineered components for rotating and reciprocating machines.

	Years Ended December 31,			% Change
(dollars in thousands)	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Revenue	$1,324,003	$1,338,528	$1,331,893	(1.1)%	0.5%

Segment earnings (EBIT) (1)	$305,276	$240,081	$237,549	27.2%	1.1%
Depreciation and amortization	72,191	67,584	71,982	6.8%	(6.1)%
Segment EBITDA (1)	$377,467	$307,665	$309,531	22.7%	(0.6)%

Segment margin (1)	23.1%	17.9%	17.8%
Segment EBITDA margin (1)	28.5%	23.0%	23.2%

Other measures:
Bookings	1,334,338	1,393,830	1,386,875	(4.3)%	0.5%
Backlog	390,238	353,073	315,230	10.5%	12.0%

Components of revenue (decline) growth:
Organic (decline) growth				(2.3)%	3.9%
Acquisitions				1.1%	0.5%
Dispositions				(0.5)%	(2.0)%
Foreign currency translation				0.6%	(1.9)%
Total revenue (decline) growth				(1.1)%	0.5%
(1) Segment earnings (EBIT) and segment EBITDA for 2019 include a $46,946 loss on assets held for sale for Finder.

2020 Versus 2019

Pumps & Process Solutions segment revenue for the year ended December 31, 2020 decreased $14.5 million, or 1.1%, compared to the prior year, attributable to organic decline of 2.3% and a 0.5% decrease from a disposition, partially offset by acquisition-related growth of 1.1% and a favorable impact from foreign currency translation of 0.6%. Customer pricing favorably impacted revenue by approximately 1.0% in 2020.
The organic revenue decline was principally driven by continued comparable weakness in demand for compression components and aftermarket services due to lower activity in the North American upstream, midstream and downstream energy sector, as well as continued slower demand for industrial pumps due to pandemic-related disruptions. The decline was offset by strong performance in the biopharma and hygienic markets, as well as robust demand in specialty pumps for defense applications and strong shipments against a significant backlog in the plastics & polymer processing business.
The strong bookings growth in the biopharma and hygienic markets during the fourth quarter of 2020 is expected to continue into 2021 as the underlying robust long-term growth in single-use bioproduction technologies is further supported by demand for COVID-19 related therapies and vaccines. We also expect increasing demand outside the U.S. across the segment and expect modest recovery in the energy industry.

Pumps & Process Solutions segment earnings for the year ended December 31, 2020 increased $65.2 million, or 27.2%, compared to the prior year. Segment earnings for the year ended December 31, 2019 included a loss on assets held for sale for Finder of $46.9 million. Excluding the loss, segment earnings increased as a result of pricing initiatives, productivity actions, restructuring benefits, and selling, general and administrative cost reductions. These benefits were partially offset by the global impact of COVID-19 on volume and an unfavorable impact from material and inflation costs. Segment margin increased to 23.1% from 17.9% in the prior year, an increase of 520 basis points.

Bookings for the year ended December 31, 2020 decreased 4.3% compared to the prior year, reflecting an organic decline of 4.8% and a disposition related decline of 0.5%, partially offset by acquisition-related growth of 0.7% and a favorable impact from foreign currency translation of 0.3%. The organic bookings decline was primarily driven by the continued COVID-19 global impact on customer demand, as well as a high comparable benchmark from the prior year driven by large government orders, partially offset by growth in the biopharma and hygienic markets. Segment book to bill was 1.01. Backlog increased 10.5% compared to the prior year primarily driven by our biopharma and hygienic markets.

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

Pumps & Process Solutions segment earnings for the year ended December 31, 2019 increased $2.5 million, or 1.1%, compared to the prior year. Segment earnings included a loss on assets held for sale for Finder in the first quarter of 2019 of $46.9 million. Segment earnings increased significantly excluding the loss on sale of Finder driven by volume leverage, pricing initiatives, and productivity actions, as well as reduced rightsizing costs. These benefits were partially offset by increased material costs due, in part, to U.S. Section 232 and 301 tariff exposure, inflation costs, and unfavorable product and regional mix. Segment margin increased to 17.9% from 17.8% in the prior year, an increase of 10 basis points.

Refrigeration & Food Equipment

Our Refrigeration & Food Equipment segment is a provider of innovative and energy-efficient equipment and systems that serve the commercial refrigeration, heating and cooling and food equipment markets.

	Years Ended December 31,			% Change
(dollars in thousands)	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Revenue	$1,316,090	$1,396,617	$1,453,093	(5.8)%	(3.9)%

Segment earnings (EBIT) (1)	$102,872	$118,832	$136,119	(13.4)%	(12.7)%
Depreciation and amortization	46,541	51,360	60,477	(9.4)%	(15.1)%
Segment EBITDA (1)	$149,413	$170,192	$196,596	(12.2)%	(13.4)%

Segment margin (1)	7.8%	8.5%	9.4%
Segment EBITDA margin (1)	11.4%	12.2%	13.5%

Other measures:
Bookings	1,510,499	1,446,755	1,474,717	4.4%	(1.9)%
Backlog	510,498	320,577	268,991	59.2%	19.2%

Components of revenue decline:
Organic decline				(3.0)%	(2.7)%
Acquisitions				—%	—%
Dispositions				(2.9)%	—%
Foreign currency translation				0.1%	(1.2)%
Total revenue decline				(5.8)%	(3.9)%
(1) Segment earnings (EBIT) and segment EBITDA for 2020 include a $5,213 gain on the sale of the Chino, California branch of The AMS Group ("AMS Chino") and a $3,640 write-off of assets.

2020 Versus 2019

Refrigeration & Food Equipment segment revenue for the year ended December 31, 2020 decreased $80.5 million, or 5.8%, compared to the prior year, reflecting an organic revenue decline of 3.0%, a disposition related decline of 2.9%, partially offset by a favorable impact from foreign currency translation of 0.1%. Customer pricing favorably impacted revenue by approximately 0.3% in 2020.

The organic revenue decline was principally driven by the impact of COVID-19 on a global basis. Government actions to contain the spread of the virus, such as mandated plant shutdowns and restaurant curtailments, resulted in deferred customer orders and operational inefficiencies across the segment. Many key customers in our retail refrigeration business deferred previously planned projects related to new store construction and existing store remodels to focus on maximizing store uptime and meeting the needs of increased customer buying resulting from more at home consumption as well as restaurant closure mandates. These impacts were incurred most significantly in the first and second quarters and, to a lesser extent, in the third and fourth quarters, with the exception of commercial U.S. foodservice where the impacts lingered throughout the year due to ongoing government restrictions on restaurant operations and closure of many school and conference center kitchens. Some of our businesses experienced a solid recovery in the third and fourth quarters, with organic growth for the segment at 2.6% and 13.2% respectively, driven by increased project activity in can-shaping equipment, a resumption of remodel programs with key retail refrigeration customers, and strengthening heat exchanger demand across all regions.

We expect continued strength in the aluminum can-shaping market driven by two key factors: (1) a secular shift with beverage companies switching from plastic to aluminum containers for environmental and other reasons, and (2) an increase in demand for canned food and beverages due to the recent COVID-19 related consumer shift to more at-home consumption. The increased fourth quarter demand for retail refrigeration products is expected to continue, as the recent wear and tear on our customers' existing assets will drive equipment replacement programs. Commercial foodservice markets remain challenged, with improved activity expected pending the successful rollout of the COVID-19 vaccine and the re-opening of restaurant, school and conference center kitchens.

Refrigeration & Food Equipment segment earnings for the year ended December 31, 2020 decreased $16.0 million, or 13.4%, compared to the prior year. Segment margin decreased to 7.8% from 8.5% in the prior year due to substantially reduced revenues and operational inefficiencies associated with COVID-19, increased restructuring expenses and a $3.6 million write-off of assets. This was partially offset by the $5.2 million gain on sale from the disposition of AMS Chino, a $1.7 million gain on sale of assets, and other broad-based cost reduction activities.
Bookings for the year ended December 31, 2020 increased 4.4% compared to the prior year, reflecting organic growth of 6.5% and a favorable impact from foreign currency translation of 0.2%, partially offset by a 2.3% impact from the disposition of AMS Chino. The organic growth was primarily driven by large project awards for aluminum can-shaping equipment, resumption of key customer remodel programs, as well as customer share wins in retail refrigeration, and robust global demand for brazed-plate heat exchangers, partially offset by ongoing softness in foodservice equipment. Segment book to bill for the full year was 1.15. Backlog increased 59.2% over the prior year, principally driven by our aluminum can-shaping equipment business as well as an increase in our retail refrigeration and heat exchanger businesses.

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

Cash Flow Summary

The following table is derived from our Consolidated Statements of Cash Flows:

	Years Ended December 31,
Cash Flows from Continuing Operations (in thousands)	2020	2019	2018
Net cash flows provided by (used in):
Operating activities	$1,104,810	$945,306	$789,193
Investing activities	(481,379)	(384,255)	(245,480)
Financing activities	(506,290)	(558,042)	(897,838)

Operating Activities

Cash provided by operating activities for the year ended December 31, 2020 increased $159.5 million compared to 2019. This increase was primarily driven by improvements in working capital of $89.4 million, payroll tax deferrals under the U.S. CARES Act of $31.6 million and advanced payments received on contracts, partially offset by lower net earnings, excluding the impact of depreciation, amortization, loss on assets held for sale and gain on sale of a business.

Cash provided by operating activities for the year ended December 31, 2019 increased $156.1 million compared to 2018. This increase was driven primarily by higher continuing earnings of $147.0 million, excluding a loss from discontinued operations, depreciation and amortization, a loss on assets held for sale and a loss on extinguishment of debt.

Pension and Other Post-Retirement Activity: Total cash used in conjunction with pension plans during 2020 was $19.8 million, including contributions to our international pension plans and payments of benefits under our non-qualified supplemental pension plans.

The funded status of our U.S. qualified defined benefit pension plan is dependent upon many factors, including returns on invested assets, the level of market interest rates and the level of funding. We contribute cash to our plans at our discretion, subject to applicable regulations and minimum contribution requirements. Due to the overfunded status of this plan, the Company did not make contributions in 2020, 2019 or 2018 and does not expect to make contributions in the near term.

Our international pension plans are located in regions where often it is not economically advantageous to pre-fund the plans due to local regulations. Total cash contributions to ongoing international defined benefit pension plans in 2020, 2019 and 2018 totaled $7.3 million, $7.2 million and $6.0 million, respectively. In 2021, we expect to contribute approximately $5.2 million to our non-U.S. plans.

Our non-qualified supplemental pension plans are funded through Company assets as benefits are paid. In 2020, 2019 and 2018 a total of $12.3 million, $13.6 million, and $19.4 million in benefits were paid under these plans, respectively. See Note 18 — Employee Benefit Plans in the Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion regarding our post-retirement plans.

Adjusted Working Capital: We believe adjusted working capital (a non-GAAP measure calculated as accounts receivable, plus inventory, less accounts payable) provides a meaningful measure of our operational results by showing changes caused solely by revenue.

Adjusted Working Capital (dollars in thousands)	December 31, 2020	December 31, 2019
Accounts receivable	$1,137,223	$1,217,190
Inventories	835,804	806,141
Less: Accounts payable	853,942	920,593
Adjusted working capital	$1,119,085	$1,102,738

Adjusted working capital increased from December 31, 2019 by $16.3 million, or 1.5%, to $1.1 billion at December 31, 2020, which reflected a decrease in accounts receivable of $80.0 million, an increase in inventory of $29.7 million and a decrease in accounts payable of $66.7 million. These amounts include the effects of acquisitions, dispositions and foreign currency translation. We continue to focus on improving working capital management. Accounts receivable decreased compared to the prior year as a result of lower revenue as well as improved collections. Inventories were generally higher throughout the year as we worked to reduce levels based on lower orders and ended the year higher as compared to 2019. Accounts payable, however, decreased at December 31, 2020 compared to 2019 primarily as a result of lower spend due to COVID-19.

We facilitate the opportunity for suppliers to participate in voluntary supply chain financing (“SCF”) programs with participating financial institutions. Participating suppliers have the ability to sell receivables due from us to SCF financial institutions at the discretion of both the suppliers and the SCF financial institutions, at no economic impact to the Company. The Company and our suppliers agree on commercial terms, including payment terms, for the goods and services we procure regardless of whether the supplier participates in SCF.  For participating suppliers, our responsibility is limited to making all payments to the SCF financial institutions on the terms originally negotiated with the supplier, irrespective of whether the supplier elects to sell receivables to the SCF financial institution. The SCF financial institution pays the supplier on the invoice due date for any invoices that were not previously sold by the supplier to the SCF financial institution.  Thus, suppliers using SCF have additional potential flexibility in managing their liquidity by accelerating, at their option and cost, collection of receivables due from Dover.

Outstanding payments related to SCF programs are recorded within accounts payable in our consolidated balance sheets. As of December 31, 2020 and 2019, amounts due to financial institutions for suppliers using SCF were approximately $139 million and $126 million, respectively.  SCF related payments are classified as a reduction to cash flows from operations. Amounts paid to SCF financial institutions were  approximately $605 million during the years ended December 31, 2020 and 2019, and $552 million for our continuing operations during the year ended December 31, 2018.

Investing Activities

Cash flow from investing activities is derived from cash outflows for capital expenditures and acquisitions, partially offset by cash inflows from proceeds from the sale of businesses, and property, plant and equipment. The majority of the activity in investing activities was comprised of the following:

•Acquisitions: In 2020, we deployed $335.8 million to acquire six businesses. In comparison, we acquired three businesses in 2019 for an aggregate purchase price of approximately $215.7 million. Total acquisition spend in 2018 was $68.6 million and was comprised of two businesses. See Note 4 — Acquisitions in the Consolidated Financial Statements in Item 8 of this Form 10-K for additional information with respect to recent acquisitions.

•Proceeds from sale of businesses: In 2020, we generated cash proceeds of $15.4 million, due to the sale of AMS Chino within the Refrigeration & Food Equipment segment. Cash proceeds of $24.2 million in 2019 was due to the sale of Finder. In 2018, we generated cash proceeds of $3.9 million primarily due to cash received on a sale in 2017.

•Capital spending: Capital expenditures, primarily to support growth initiatives, productivity and new product launches, were $165.7 million in 2020, $186.8 million in 2019 and $171.0 million in 2018. Our capital expenditures decreased $21.1 million in 2020 compared to 2019 in line with our reduced capital spending plan for the year as a result of COVID-19, without deferring strategic ongoing initiatives. Our capital expenditures increased $15.8 million in 2019 compared to 2018.

We anticipate that capital expenditures and any additional acquisitions we make in 2021 will be funded from available cash and internally generated funds and, if necessary, through the issuance of commercial paper, or by accessing the public debt or equity markets.

Financing Activities

Our cash flow from financing activities generally relates to the use of cash for purchases of our common stock and payment of dividends, offset by net borrowing activity. The majority of financing activity was attributed to the following:

•Long-term debt, commercial paper and notes payable, net: During 2020, we used $84.7 million to pay off commercial paper borrowings. During 2019, we issued €500 million of 0.750% euro-denominated notes due 2027 and $300 million of 2.950% notes due 2029. The proceeds from the sale of euro-denominated notes of €494.7 million, net of discounts and issuance costs, were used in part to redeem the €300 million 2.125% notes due 2020. The proceeds from the sale of notes of $296.9 million, net of discounts and issuance costs, and the remaining funds from the sale of the euro-denominated notes, were used to fund the redemption of the $450 million 4.30% notes due 2021. The early extinguishment of debt resulted in a pre-tax loss of $23.5 million. Net borrowings decreased by $93.3 million due to the issuance of debt, early extinguishment of debt, and decrease in borrowings from commercial paper. During 2018, we repaid the Company's $350.0 million 5.45% notes, which matured on March 15, 2018, and decreased net borrowings from commercial paper by $10.7 million.

•Repurchase of common stock: During the year ended December 31, 2020, we repurchased 979,165 shares of common stock at a total cost of $106.3 million. The Company suspended share repurchases in the second quarter due to business uncertainty related to COVID-19. This temporary suspension in share repurchases was lifted during the beginning of the third quarter. During the year ended December 31, 2019, we repurchased 1,343,622 shares of common stock at a total cost of $143.3 million. For the year ended December 31, 2018, we used $45.0 million to repurchase 440,608 shares under our January 2015 authorization, which expired on January 9, 2018. Under a share repurchase authorization adopted by the Board of Directors in February 2018, we also repurchased 1,753,768 shares of common stock at a total cost of $150.0 million and used $700 million to repurchase a total of 8,542,566 shares through an accelerated share repurchase transaction which concluded in December 2018. We funded the accelerated share repurchase primarily with funds received from Apergy in connection with the consummation of the Apergy spin-off.

•Dividend payments: Total dividend payments to common shareholders were $284.3 million in 2020, $282.2 million in 2019 and $283.6 million in 2018. Our dividends paid per common share increased 2% to $1.97 per share in 2020 compared to $1.94 per share in 2019, which represents the 65th consecutive year that our dividend per share has increased. The number of common shares outstanding decreased from 2019 to 2020 due to our share repurchase programs.

•Net Proceeds from the exercise of share-based awards: Payments to settle tax obligations on share exercises were $28.5 million, $37.4 million and $46.3 million in 2020, 2019 and 2018, respectively. The decreases each year is primarily due to the decrease in the number of shares exercised partially offset by an increase in the average stock price compared to the prior year period.

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

Cash Flows from Discontinued Operations

There were no cash flows from discontinued operations for the years ended December 31, 2020 and 2019. Our cash flows from discontinued operations for the year ended December 31, 2018 used $14.3 million. These cash flows primarily reflect the operating results of Apergy prior to its separation during the second quarter of 2018. Cash flows used in discontinued

operations for the year ended December 31, 2018 primarily reflects cash payments of spin-off costs of $46.4 million and capital expenditures of $23.7 million, partially offset by cash provided by operations of approximately $55.4 million.

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

The following table reconciles our free cash flow to cash flow provided by operating activities:

	Years Ended December 31,
Free Cash Flow (dollars in thousands)	2020	2019	2018
Cash flow provided by operating activities	$1,104,810	$945,306	$789,193
Less: Capital expenditures	(165,692)	(186,804)	(170,994)
Free cash flow	$939,118	$758,502	$618,199
Free cash flow as a percentage of revenue	14.1%	10.6%	8.8%
Free cash flow as a percentage of earnings from continuing operations	137.4%	111.9%	104.6%

For 2020, we generated free cash flow of $939.1 million, representing 14.1% of revenue and 137.4% of earnings from continuing operations. Free cash flow in 2019 was $758.5 million or 10.6% of revenue and 111.9% of earnings from continuing operations. Free cash flow in 2018 was $618.2 million, or 8.8% of revenue and 104.6% of earnings from continuing operations. The full year increase in 2020 free cash flow reflects higher cash flow provided by operations primarily due to improvements in working capital, permitted deferrals of tax payments and advanced payments received on contracts, as previously noted, as well as lower capital expenditures. The 2019 increase in free cash flow compared to 2018 is due to higher operating earnings, partially offset by higher capital expenditures.

Capitalization

We use commercial paper borrowings for general corporate purposes, including the funding of acquisitions and the repurchase of our common stock. As of December 31, 2020, we maintained a $1 billion five-year unsecured revolving credit facility (the “Credit Agreement”) with a syndicate of banks, which will expire on October 4, 2024. This facility is used primarily as liquidity back-up for our commercial paper program.

Beginning in early-to-mid-March 2020, the commercial paper market began to experience very high levels of volatility as a result of COVID-19 related uncertainties. Volatility was most pronounced for "Tier-2" issuers, such as Dover, and impacted both market access and pricing. As a result, on March 16, 2020, the Company borrowed $500 million under the Credit Agreement. Proceeds from the borrowing were used to repay all of the Company's outstanding commercial paper and for general corporate purposes. We subsequently repaid the $500 million in the second quarter using proceeds from commercial paper as volatility in the commercial paper market stabilized and we resumed borrowing commercial paper.

The Company may elect to have loans under the Credit Agreement which bear interest at a base rate plus a specified applicable margin. Under this facility, we are required to pay a facility fee and to maintain an interest coverage ratio of consolidated EBITDA to consolidated net interest expense of not less than 3.0 to 1. We were in compliance with this covenant and our other long-term debt covenants at December 31, 2020 and had a coverage ratio of 11.4 to 1. We are not aware of any potential impairment to our liquidity and expect to remain in compliance with all of our debt covenants.

On May 6, 2020, we entered into a $450.0 million 364-day revolving credit facility (the "Short-term Credit Agreement") with a syndicate of banks to be used primarily for working capital and general corporate purposes. Effective November 12, 2020, we terminated the aggregate commitments under the Short-term Credit Agreement. We did not undertake any borrowings under this facility prior to termination.

On November 4, 2019, we issued €500 million of 0.750% euro-denominated notes due 2027 and $300 million of 2.950% notes due 2029. On December 4, 2019, proceeds from the aforementioned notes were used to redeem the €300 million 2.125% notes due 2020 and the $450 million 4.30% notes due 2021. Such redemption payments were made on December 4, 2019, which required us to pay a make whole premium to the bondholders, resulting in a loss of $23.5 million. The remainder of the proceeds were used for general corporate purposes.

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

At December 31, 2020, our cash and cash equivalents totaled $513.1 million, of which approximately $345.9 million was held outside the United States. At December 31, 2019, our cash and cash equivalents totaled $397.3 million, of which $273.1 million was held outside the United States. Cash and cash equivalents are held primarily in bank deposits with highly rated banks. We regularly hold cash in excess of near-term requirements in bank deposits or invest the funds in government money market instruments or short-term investments, which consist of investment grade time deposits with original maturity dates at the time of purchase of no greater than three months.

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

Net Debt to Net Capitalization Ratio (dollars in thousands)	December 31, 2020	December 31, 2019	December 31, 2018
Commercial paper	$—	$84,700	$220,318
Long-term debt	3,108,829	2,985,716	2,943,660
Total debt	3,108,829	3,070,416	3,163,978
Less: Cash and cash equivalents	(513,075)	(397,253)	(396,221)
Net debt	2,595,754	2,673,163	2,767,757
Add: Stockholders' equity	3,385,773	3,032,660	2,768,666
Net capitalization	$5,981,527	$5,705,823	$5,536,423
Net debt to net capitalization	43.4%	46.8%	50.0%

Our net debt to net capitalization ratio decreased to 43.4% at December 31, 2020 compared to 46.8% at December 31, 2019. The decrease in this ratio was driven primarily by the increase in stockholders' equity of $353.1 million for the period as a result of increase in current earnings of $683.5 million, offset by $284.3 million of dividends paid and $106.3 million in share repurchases. Net debt decreased $77.4 million during the period primarily due to an increase of $115.8 million in cash and cash equivalents and a reduction in commercial paper, partially offset by an increase in long-term debt as a result of foreign currency translation on our euro-denominated notes.
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

Our ability to obtain debt financing at comparable risk-based interest rates is partly a function of our existing cash flow-to-debt and debt-to-capitalization levels as well as our current credit standing. Set forth below are our credit ratings, as of December 31, 2020, which were independently developed by the respective credit agencies. The Moody's rating and outlook were issued in December 2018, and the Standard & Poor's rating was issued in December 2017 and the outlook was revised in May 2020.

	Short-Term Rating	Long-Term Rating	Outlook
Moody's	P-2	Baa1	Stable
Standard & Poor's	A-2	BBB+	Negative

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of December 31, 2020, we had approximately $152.5 million outstanding in letters of credit, surety bonds, and performance and other guarantees with financial institutions, which expire on various dates through 2029. These letters of credit and bonds are primarily issued as security for insurance, warranty and other performance obligations. In general, we would only be liable for the amount of these guarantees in the event of default in the performance of our obligations, the probability of which we believe is remote.

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

A summary of our consolidated contractual obligations and commitments as of December 31, 2020 and the years when these obligations are expected to be due is as follows:

		Payments Due by Period
(in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Other
Long-term debt (1)	$3,108,829	$—	$—	$396,716	$2,712,113	$—
Interest payments (2)	1,245,528	99,900	199,800	199,800	746,028	—
Operating lease obligations	199,293	53,019	65,046	38,953	42,275	—
Purchase obligations	60,467	50,042	9,825	400	200	—
Finance lease obligations	12,739	3,091	4,826	2,831	1,991	—
Supplemental benefits (3)	69,106	6,655	14,126	13,251	35,074	—
Income tax payable - deemed repatriation tax (4)	50,027	90	21,893	28,044	—	—
Unrecognized tax benefits (5)	90,097	—	—	—	—	90,097
Total obligations	$4,836,086	$212,797	$315,516	$679,995	$3,537,681	$90,097
_________

(1)
See Note 13 — Borrowings and Lines of Credit to the Consolidated Financial Statements. Amounts represent principal payments for all long-term debt, including current maturities, net of unamortized discounts and deferred issuance costs.

(2)	Amounts represent estimates of future interest payments on long-term debt using the interest rates in effect at December 31, 2020.
(3)
Amounts represent estimated benefit payments under our unfunded supplemental benefit plans and our unfunded non-U.S. qualified defined benefit plans. See Note 18 — Employee Benefit Plans to the Consolidated Financial Statements. We also expect to contribute approximately $5.2 million to our non-U.S. qualified defined benefit plans in 2021, which amount is not reflected in the above table.

(4)	Amounts represent a tax imposed by the Tax Reform Act for a one-time deemed repatriation of unremitted earnings of foreign subsidiaries.
(5)
Due to the uncertainty of the potential settlement of future unrecognized tax benefits, we are unable to estimate the timing of the related payments, if any, that will be made subsequent to 2020. This amount does not include the potential indirect benefits resulting from deductions or credits for payments made to other jurisdictions. This amount includes accrued interest and penalties.

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

Interest Rate Exposure

As of December 31, 2020 and during the three year period then ended, we did not have any open interest rate swap contracts; however, we may in the future enter into interest rate swap agreements to manage our exposure to interest rate changes. We issue commercial paper, which exposes us to changes in variable interest rates; however, maturities are typically three months or less so a change in rates over this period would not have a material impact on our pre-tax earnings.

We consider our current risk related to market fluctuations in interest rates to be minimal since our debt is largely long-term and fixed in nature. Generally, the fair market value of fixed-interest rate debt will increase as interest rates fall and decrease as interest rates rise. A 100 basis point increase in market interest rates would decrease the 2020 year-end fair value of our long-term debt by approximately $280.7 million. However, since we have no plans to repurchase our outstanding fixed-rate instruments before their maturities, the impact of market interest rate fluctuations on our long-term debt does not affect our results of operations or financial position.

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

Additionally, we have designated the €600 million and €500 million of euro-denominated notes issued November 9, 2016 and November 4, 2019, respectively, as a hedge of our net investment in euro-denominated operations. We had also designated the €300 million notes due in 2020 as a net investment hedge prior to our redemption of the notes. Due to the high degree of effectiveness between the hedging instruments and the exposure being hedged, fluctuations in the value of the euro-denominated debt due to exchange rate changes are offset by changes in the net investment. Accordingly, changes in the value of the euro-denominated debt are recognized in the cumulative translation adjustment section of other comprehensive income to offset changes in the value of the net investment in euro-denominated operations. Due to the fluctuations of the euro relative to the U.S. dollar, the U.S. dollar equivalent of this debt increases or decreases, resulting in the recognition of a pre-tax (loss) gain of $(119.3) million, $22.4 million and $45.2 million in other comprehensive income for the years ended December 31, 2020, 2019, and 2018 respectively.

Commodity Price Exposure

Some of our businesses are exposed to volatility in the prices of certain commodities, such as aluminum, steel, copper and various precious metals, among others. Our primary exposure to commodity pricing volatility relates to the use of these materials in purchased component parts or the purchase of raw materials. When possible, we maintain long-term fixed price contracts on raw materials and component parts; however, we are prone to exposure as these contracts expire.

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

Revenue Recognition - Effective January 1, 2018, we adopted Accounting Standard Codification ("ASC") Topic 606, Revenue from Contracts with Customers. Under ASC Topic 606, a contract with a customer is an agreement which both parties have approved, that creates enforceable rights and obligations, has commercial substance and where payment terms are identified and collectability is probable. Once we enter a contract, it is evaluated to identify performance obligations. For each performance obligation, revenue is recognized as control of promised goods or services transfers to the customer in an amount that reflects the consideration we expect to receive in exchange for those goods or services. The amount of revenue recognized takes into account variable consideration, such as discounts and volume rebates. The majority of our revenue is generated through the manufacture and sale of a broad range of specialized products and components, with revenue recognized upon transfer of title and risk of loss, which is generally upon shipment. Service revenue represents less than 5% of our total revenue and is recognized as the services are performed. In limited cases, our revenue arrangements with customers require delivery, installation, testing, certification, or other acceptance provisions to be satisfied before revenue is recognized. We include shipping costs billed to customers in revenue and the related shipping costs in cost of goods and services. See Note 3 — Revenue for further details.

Inventories - Inventories are stated at the lower of cost, determined on the first-in, first-out (FIFO) basis, or net realizable value. An immaterial portion of domestic inventories are stated at cost, determined on the last-in, first-out (LIFO) basis, which is less than market value. Under certain market conditions, estimates and judgments regarding the valuation of inventories are employed by us to properly value inventories.

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

When performing an impairment test, we estimate fair value using the income-based valuation method. Under the income-based valuation method, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. We use our internal forecasts to estimate future cash flows and include an estimate of long-term future growth rate based on our most recent views of the long-term outlook for each reporting unit. Actual results may differ from these estimates. The discount rates used in these analyses vary by reporting unit and are based on a capital asset pricing model and published relevant industry rates. We use discount rates commensurate with the risks and uncertainties inherent to each reporting unit and in our internally developed forecasts. Discount rates used in our 2020 reporting unit valuations ranged from 8.0% to 9.0%.

We performed a quantitative goodwill impairment test for each of our 15 reporting units in the fourth quarter of 2020, concluding that the fair values of each reporting unit substantially exceeded its carrying values. As such, no goodwill impairment was recognized. While we believe the assumptions used in the 2020 impairment analysis are reasonable and representative of expected results and reflective of a market participant, actual results may differ from expectations.
Employee Benefit Plans - The valuation of our pension and other post-retirement plans requires the use of assumptions and estimates that are used to develop actuarial valuations of expenses and assets/liabilities. Inherent in these valuations are key assumptions, including discount rates, investment returns, projected salary increases and benefits and mortality rates. Annually, we review the actuarial assumptions used in our pension reporting and compare them with external benchmarks to ensure that they accurately account for our future pension obligations. Changes in assumptions and future investment returns could potentially have a material impact on our pension expense and related funding requirements. Our expected long-term rate of return on plan assets is reviewed annually based on actual and forecasted returns, economic trends and and portfolio allocation. Our discount rate assumption is determined by developing a yield curve based on high quality corporate bonds with maturities matching the plans’ expected benefit payment streams. The plans’ expected cash flows are then discounted by the resulting year-by-year spot rates. As disclosed in Note 18 — Employee Benefit Plans to the Consolidated Financial Statements, the 2020 weighted-average discount rate used to measure our qualified defined benefit obligations ranged from 0.79% to 2.65%, a general decrease from the 2019 rates, which ranged from 1.18% to 3.40%. The lower 2020 discount rates in the U.S. are reflective of decreased market interest rates over this period. A 25 basis point decrease in the discount rates used for these plans would have increased the post-retirement benefit obligations by approximately $35.5 million from the amount recorded in the consolidated financial statements at December 31, 2020. Our pension expense is also sensitive to changes in the expected long-term rate of return on plan assets. A decrease of 25 basis points in the expected long-term rate of return on assets would have increased our defined benefit pension expense by approximately $1.7 million.
Income Taxes - We have significant amounts of deferred tax assets that are reviewed for recoverability and valued accordingly. These assets are evaluated by using estimates of future taxable income streams and the impact of tax planning strategies. Reserves are also estimated, using more likely than not criteria, for federal, state and non-U.S. tax issues. We routinely monitor the potential impact of these situations and believe that we have established the proper reserves. Reserves related to tax accruals and valuations related to deferred tax assets can be impacted by changes in tax codes and rulings (as further described below with respect to U.S. tax law), changes in statutory tax rates and our future taxable income levels. The provision for uncertain tax positions provides a recognition threshold and measurement attribute for financial statement tax benefits taken or expected to be taken in a tax return and disclosure requirements regarding uncertainties in income tax positions. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. We record interest and penalties related to unrecognized tax benefits as a component of our provision for income taxes.

Risk, Retention, Insurance - We have significant accruals and reserves related to the self-retained portion of our risk management program. These accruals require the use of estimates and judgment with regard to risk exposure and ultimate liability. We estimate losses under these programs using actuarial assumptions, our experience and relevant industry data. We review these factors quarterly and consider the current level of accruals and reserves adequate relative to current market conditions and experience.

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

Disposed and Discontinued Operations - From time to time we sell or discontinue or dispose of certain operations for various reasons. Estimates are used to adjust, if necessary, the assets and liabilities of discontinued operations to their estimated fair value. These estimates include assumptions relating to the proceeds anticipated as a result of the sale. Fair value is established using internal valuation calculations along with market analysis of similar-type entities. The adjustments to fair value of these operations provide the basis for the gain or loss when sold. Changes in business conditions or the inability to sell an operation could potentially require future adjustments to these estimates. As noted previously, in 2019, we recorded an impairment on assets held for sale due to the sale of Finder. In 2020 and 2018, no impairment charges were recorded due to operations sold, discontinued, or disposed.

Stock-Based Compensation - We are required to recognize in our Consolidated Statements of Earnings the expense associated with all share-based payment awards made to employees and directors, including stock appreciation rights ("SARs"), restricted stock units and performance share awards. We use the Black-Scholes valuation model to estimate the fair value of SARs granted to employees. The performance share awards granted in 2020 are market condition awards and we determined the fair value using the Monte Carlo simulation model (a binomial lattice-based valuation model). For information related to the assumptions used, see Note 16 — Equity and Cash Incentive Program to the Consolidated Financial Statements in Item 8 of this Form 10-K.

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

We believe the net debt to net capitalization ratio, free cash flow and free cash flow ratios are important measures of liquidity. Net debt to net capitalization ratio is helpful in evaluating our capital structure and the amount of leverage we employ. Free cash flow and free cash flow ratios provide both management and investors a measurement of cash generated from operations that is available to fund acquisitions, pay dividends, repay debt and repurchase our common stock. Free cash flow as a percentage of revenue equals free cash flow divided by revenue. Free cash flow as a percentage of earnings from continuing operations equals free cash flow divided by earnings from continuing operations. We believe that reporting adjusted working capital, which is calculated as accounts receivable, plus inventory, less accounts payable, provides a meaningful measure of our operational results by showing the changes caused solely by revenue. We believe that reporting organic revenue growth, which exclude the impact of foreign currency exchange rates and the impact of acquisitions and divestitures, provides a useful comparison of our revenue performance and trends between periods. We believe that reporting rightsizing costs, which include restructuring and other charges, is important as it enables management and investors to better understand the financial impact of our broad-based cost reduction, footprint consolidation, IT centralization and operational improvement initiatives.

Reconciliations of non-GAAP measures can be found above in this Item 7, MD&A.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this section is incorporated by reference to the section, "Financial Instruments and Risk Management", included within the MD&A in Item 7.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

Page
58	Management's Report on Internal Control Over Financial Reporting
59	Report of Independent Registered Public Accounting Firm
61	Consolidated Statements of Earnings
62	Consolidated Statements of Comprehensive Earnings
63	Consolidated Balance Sheets
64	Consolidated Statements of Stockholders' Equity
65	Consolidated Statements of Cash Flows
66	Notes to Consolidated Financial Statements
107	Financial Statement Schedule - Schedule II, Valuation and Qualifying Accounts

 (All other schedules are not required and have been omitted)

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013).

Based on its assessment under the criteria set forth in Internal Control — Integrated Framework (2013), management concluded that, as of December 31, 2020, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Dover Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Dover Corporation and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of earnings, of comprehensive earnings, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes and financial statement schedule listed in the accompanying index for each of the three years in the period ended December 31, 2020 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Goodwill Impairment Test

As described in Notes 1 and 10 to the consolidated financial statements, the Company’s consolidated goodwill balance was $4.073 billion as of December 31, 2020. Management performs its goodwill impairment test annually in the fourth quarter, or more frequently if events or circumstances indicate that the carrying value of goodwill may be impaired, when some portion but not all of a reporting unit is disposed of or classified as held for sale, or when a change in the composition of reporting units occurs for other reasons. When performing the impairment test, management estimates fair value of each reporting unit using the income-based valuation method, which involves significant judgment. Under the income-based valuation method, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. Management uses internal forecasts to estimate future cash flows, which are based on historical performance and future estimated results.

The principal considerations for our determination that performing procedures relating to the goodwill impairment test is a critical audit matter are there was significant judgment by management when developing the fair value measurement of each reporting unit, which in turn led to a high degree of auditor judgment and subjectivity in performing procedures and in evaluating management’s estimate of fair value of the reporting units, specifically related to revenue growth in the estimated future cash flows. In addition, the nature and extent of audit effort required to address the matter was a consideration.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment test, including controls over the determination of revenue growth in the estimated future cash flows. These procedures also included, among others, testing the appropriateness of the discounted cash flow model, assessing results of sensitivities over the assumptions in the discounted cash flow model, and testing the reasonableness of significant assumptions used by management, specifically revenue growth. When testing revenue growth, we evaluated whether the assumptions were reasonable by (i) understanding management’s process to develop the estimated future cash flows, (ii) comparing management’s forecasted revenue growth to current and prior period performance and (iii) comparing management’s forecasted revenue growth to external market and/or industry data.

/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
February 12, 2021

We have served as the Company's auditor since 1995.

DOVER CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share amounts)

	Years Ended December 31,
	2020	2019	2018
Revenue	$6,683,760	$7,136,397	$6,992,118
Cost of goods and services	4,209,741	4,515,459	4,432,562
Gross profit	2,474,019	2,620,938	2,559,556
Selling, general and administrative expenses	1,541,032	1,599,098	1,716,444
Loss on assets held for sale	—	46,946	—
Operating earnings	932,987	974,894	843,112
Interest expense	111,937	125,818	130,972
Interest income	(3,571)	(4,526)	(8,881)
Loss on extinguishment of debt	—	23,543	—
Gain on sale of a business	(5,213)	—	—
Other income, net	(11,900)	(12,950)	(4,357)
Earnings before provision for income taxes	841,734	843,009	725,378
Provision for income taxes	158,283	165,091	134,233
Earnings from continuing operations	683,451	677,918	591,145
Loss from discontinued operations, net	—	—	(20,878)
Net earnings	$683,451	$677,918	$570,267

Earnings per share from continuing operations:
Basic	$4.74	$4.67	$3.94
Diluted	$4.70	$4.61	$3.89

Loss per share from discontinued operations:
Basic	$—	$—	$(0.14)
Diluted	$—	$—	$(0.14)

Net earnings per share:
Basic	$4.74	$4.67	$3.80
Diluted	$4.70	$4.61	$3.75

Weighted average shares outstanding:
Basic	144,050	145,198	149,874
Diluted	145,393	146,992	152,133

See Notes to Consolidated Financial Statements

DOVER CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands)

	Years Ended December 31,
	2020	2019	2018
Net earnings	$683,451	$677,918	$570,267
Other comprehensive earnings (loss), net of tax
Foreign currency translation adjustments:
Foreign currency translation gains (losses)	55,450	(5,025)	(59,970)
Reclassification of foreign currency translation losses to earnings	—	25,339	—
Total foreign currency translation adjustments (net of $26,957, $(4,714) and $(9,498) tax benefit (provision), respectively)	55,450	20,314	(59,970)
Pension and other postretirement benefit plans:
Actuarial gains (losses)	705	47	(13,107)
Prior service credit (cost)	828	1,818	(14,661)
Amortization of actuarial losses included in net periodic pension cost	6,695	596	3,829
Amortization of prior service costs included in net periodic pension cost	1,153	2,141	2,875
Settlement and curtailment impact	18	806	9,926
Total pension and other postretirement benefit plans (net of $(3,197), $(1,184) and $3,241 tax (provision) benefit, respectively)	9,399	5,408	(11,138)
Changes in fair value of cash flow hedges:
Unrealized net (losses) gains	(1,445)	1,495	1,158
Net (gains) losses reclassified into earnings	(632)	(147)	1,541
Total cash flow hedges (net of $607, $(359) and $(717) tax benefit (provision), respectively)	(2,077)	1,348	2,699
Other comprehensive earnings (loss), net of tax	62,772	27,070	(68,409)
Comprehensive earnings	$746,223	$704,988	$501,858

See Notes to Consolidated Financial Statements

DOVER CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$513,075	$397,253
Receivables, net of allowances of $40,474 and $29,381	1,137,223	1,217,190
Inventories	835,804	806,141
Prepaid and other current assets	133,085	127,846
Total current assets	2,619,187	2,548,430
Property, plant and equipment, net	897,326	842,318
Goodwill	4,072,542	3,783,347
Intangible assets, net	1,083,772	1,055,014
Other assets and deferred charges	479,247	440,368
Total assets	$9,152,074	$8,669,477
Liabilities and Stockholders' Equity
Current liabilities:
Notes payable	$—	$84,700
Accounts payable	853,942	920,593
Accrued compensation and employee benefits	239,750	226,658
Deferred revenue	184,845	104,901
Accrued insurance	98,954	98,432
Other accrued expenses	343,637	295,059
Federal and other income taxes	17,670	17,748
Total current liabilities	1,738,798	1,748,091
Long-term debt	3,108,829	2,985,716
Deferred income taxes	298,423	322,036
Noncurrent income tax payable	49,937	52,000
Other liabilities	570,314	528,974
Stockholders' equity:
Preferred stock - $100 par value; 100,000 shares authorized; none issued	—	—
Common stock - $1 par value; 500,000,000 shares authorized; 258,981,638 and 258,551,748 shares issued at December 31, 2020 and 2019	258,982	258,552
Additional paid-in capital	868,882	869,719
Retained earnings	8,608,284	8,211,257
Accumulated other comprehensive loss	(153,254)	(216,026)
Treasury stock, at cost: 115,228,597 and 114,249,432 shares at December 31, 2020 and 2019	(6,197,121)	(6,090,842)
Total stockholders' equity	3,385,773	3,032,660
Total liabilities and stockholders' equity	$9,152,074	$8,669,477

See Notes to Consolidated Financial Statements

DOVER CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except per share amounts)

	Common Stock $1 Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Loss)	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2017	$256,992	$942,485	$8,455,501	$(194,759)	$(5,077,039)	$4,383,180
Adoption of ASU 2018-02	—	—	12,856	(12,856)	—	—
Cumulative catch-up adjustment related to Adoption of Topic 606	—	—	175	—	—	175
Net earnings	—	—	570,267	—	—	570,267
Dividends paid ($1.90 per share)	—	—	(283,570)	—	—	(283,570)
Separation of Apergy			(939,743)	32,928	—	(906,815)
Common stock issued for the exercise of share-based awards	830	(47,084)	—	—	—	(46,254)
Stock-based compensation expense	—	24,442	—	—	—	24,442
Common stock acquired	—	(24,454)	—	—	(870,523)	(894,977)
Other comprehensive loss, net of tax	—	—	—	(68,409)	—	(68,409)
Other	—	(9,373)	—	—	—	(9,373)
Balance at December 31, 2018	257,822	886,016	7,815,486	(243,096)	(5,947,562)	2,768,666
Net earnings	—	—	677,918	—	—	677,918
Dividends paid ($1.94 per share)	—	—	(282,197)	—	—	(282,197)
Common stock issued for the exercise of share-based awards	730	(38,100)	—	—	—	(37,370)
Stock-based compensation expense	—	29,702	—	—	—	29,702
Common stock acquired	—	—	—	—	(143,280)	(143,280)
Other comprehensive earnings, net of tax	—	—	—	27,070	—	27,070
Other	—	(7,899)	50	—	—	(7,849)
Balance at December 31, 2019	258,552	869,719	8,211,257	(216,026)	(6,090,842)	3,032,660
Adoption of ASU 2016-13- CECL	—	—	(2,112)	—	—	(2,112)
Net earnings	—	—	683,451	—	—	683,451
Dividends paid ($1.97 per share)	—	—	(284,312)	—	—	(284,312)
Common stock issued for the exercise of share-based awards	430	(28,906)	—	—	—	(28,476)
Stock-based compensation expense	—	25,026	—	—	—	25,026
Common stock acquired	—	—	—	—	(106,279)	(106,279)
Other comprehensive earnings, net of tax	—	—	—	62,772	—	62,772
Other	—	3,043	—	—	—	3,043
Balance at December 31, 2020	$258,982	$868,882	$8,608,284	$(153,254)	$(6,197,121)	$3,385,773
See Notes to Consolidated Financial Statements

DOVER CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2020	2019	2018
Operating Activities of Continuing Operations
Net earnings	$683,451	$677,918	$570,267
Adjustments to reconcile net earnings to cash from operating activities:
Loss from discontinued operations, net	—	—	20,878
Loss on assets held for sale	—	46,946	—
Loss on extinguishment of debt	—	23,543	—
Depreciation and amortization	279,051	272,287	282,580
Stock-based compensation	25,026	29,702	23,698
Gain on sale of businesses	(5,213)	—	—
Provision for losses on accounts receivable (net of recoveries)	11,171	5,933	3,875
Deferred income taxes	(25,643)	(11,966)	(35,448)
Employee benefit plan expense	7,205	5,844	11,912
Other, net	(6,593)	(3,652)	(6,762)
Cash effect of changes in assets and liabilities (excluding effects of acquisitions, dispositions and foreign exchange):
Accounts receivable	122,407	(7,903)	(87,573)
Inventories	10,519	(56,870)	(85,052)
Prepaid expenses and other assets	(17,915)	(25,797)	(7,453)
Accounts payable	(95,636)	12,670	105,586
Accrued compensation and employee benefits	12,277	15,580	(7,037)
Accrued expenses and other liabilities	129,916	(7,056)	(4,051)
Accrued taxes	(5,412)	(10,437)	29,706
Contributions to employee benefit plans	(19,801)	(21,436)	(25,933)
Net cash provided by operating activities of continuing operations	1,104,810	945,306	789,193
Investing Activities of Continuing Operations
Additions to property, plant and equipment	(165,692)	(186,804)	(170,994)
Acquisitions (net of cash and cash equivalents acquired)	(335,786)	(215,687)	(68,557)
Proceeds from sale of property, plant and equipment	7,207	4,168	5,908
Proceeds from sale of businesses	15,400	24,218	3,937
Other	(2,508)	(10,150)	(15,774)
Net cash used in investing activities of continuing operations	(481,379)	(384,255)	(245,480)
Financing Activities of Continuing Operations
Cash received from Apergy, net of cash distributed	—	—	689,643
Change in commercial paper and notes payable, net	(84,700)	(135,650)	(10,722)
Proceeds from long-term debt	—	847,469	—
Repayment of long-term debt	—	(805,112)	(350,000)
Dividends to stockholders	(284,312)	(282,197)	(283,570)
Purchase of common stock	(106,279)	(143,280)	(894,977)
Payments for employee tax obligations upon exercise of share-based awards	(28,476)	(37,370)	(46,254)
Other	(2,523)	(1,902)	(1,958)
Net cash used in financing activities of continuing operations	(506,290)	(558,042)	(897,838)
Cash Flows from Discontinued Operations
Net cash provided by operating activities of discontinued operations	—	—	9,442
Net cash used in investing activities of discontinued operations	—	—	(23,705)
Net cash used in financing activities of discontinued operations	—	—	—
Net cash used in discontinued operations	—	—	(14,263)
Effect of exchange rate changes on cash and cash equivalents	(1,319)	(1,977)	10,645
Net increase (decrease) in cash and cash equivalents	115,822	1,032	(357,743)
Cash and cash equivalents at beginning of year	397,253	396,221	753,964
Cash and cash equivalents at end of year	$513,075	$397,253	$396,221
Supplemental information - cash paid during the year for:
Income taxes	$199,657	$191,084	$135,427
Interest	108,119	126,753	131,823

See Notes to Consolidated Financial Statements

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

1. Description of Business and Summary of Significant Accounting Policies

Description of Business

Dover Corporation ("Dover" or "Company") is a diversified global manufacturer and solutions provider delivering innovative equipment and components, consumable supplies, aftermarket parts, software and digital solutions and support services. The Company’s businesses are based primarily in the United States and Europe with manufacturing and other operations throughout the world. The Company operates through five business segments that are structured around similar business models, go-to market strategies and manufacturing practices: Engineered Products, Fueling Solutions, Imaging & Identification, Pumps & Process Solutions and Refrigeration & Food Equipment. For additional information on the Company’s segments, see Note 20 — Segment Information.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The results of operations of acquired businesses are included from the dates of acquisitions. As discussed in Note 5 — Discontinued and Disposed Operations, the Company is reporting the results of operations and cash flows of Apergy prior to the spin-off, as discontinued operations for all periods presented.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at face amounts less an allowance for doubtful accounts. Effective January 1, 2020, the Company adopted Accounting Standards Update ("ASU") 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments prospectively. This ASU replaces the incurred loss impairment model with an expected credit loss impairment model for financial instruments, including trade receivables.

The allowance is an estimate based on historical collection experience, current and future economic and market conditions and a review of the current status of each customer's trade accounts receivable. Management evaluates the aging of the accounts receivable balances and the financial condition of its customers and all other forward-looking information that is reasonably available to estimate the amount of accounts receivable that may not be collected in the future and records the appropriate provision. See Note 9 — Credit Losses, for additional information.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
Inventories

Inventories are stated at the lower of cost, determined on the first-in, first-out (FIFO) basis, or net realizable value. An immaterial portion of domestic inventories are stated at cost, determined on the last-in, first-out (LIFO) basis, which is less than market value.

Property, Plant and Equipment

Property, plant and equipment includes the historical cost of land, buildings, machinery and equipment, purchased software, finance lease assets and significant improvements to existing plant and equipment or, in the case of acquisitions, the fair value of acquired assets. Expenditures for maintenance, repairs and minor renewals are expensed as incurred. When property or equipment is sold or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and the gain or loss realized on disposition is reflected in earnings. The Company depreciates its assets on a straight-line basis over their estimated useful lives as follows: buildings and improvements 5 to 31.5 years; machinery and equipment 3 to 15 years; furniture and fixtures 3 to 7 years; vehicles 3 to 7 years; and software 3 to 10 years.

Derivative Financial Instruments

The Company uses derivative financial instruments to hedge its exposures to various risks, including foreign currency exchange rate risk. The Company does not enter into derivative financial instruments for speculative purposes and does not have a material portfolio of derivative financial instruments. Derivative financial instruments used for hedging purposes must be designated and effective as a hedge of the identified risk exposure at inception of the contract. The Company recognizes all derivatives as either assets or liabilities on the consolidated balance sheet and measures those instruments at fair value. For derivatives designated as hedges of the fair value of assets or liabilities, the changes in fair value of both the derivatives and of the hedged items are recorded in current earnings. For derivatives designated as cash flow hedges, the change in the fair value of the derivatives is recorded as a component of other comprehensive earnings and subsequently recognized in net earnings when the hedged items impact earnings.

Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price over the fair value of net assets acquired. Goodwill and certain other intangible assets deemed to have indefinite lives (primarily trademarks) are not amortized. For goodwill, impairment tests are required at least annually, or more frequently if events or circumstances indicate that it may be impaired, when some portion but not all of a reporting unit is disposed of or classified as assets held for sale, or when a change in the composition of reporting units occurs for other reasons, such as a change in segments. Based on its current organizational structure, the Company identified fifteen reporting units for which cash flows are determinable and to which goodwill may be allocated.

The Company performs its goodwill impairment test annually in the fourth quarter at the reporting unit level. A quantitative test is used to determine existence of goodwill impairment and the amount of the impairment loss at the reporting unit level. The quantitative test compares the fair value of a reporting unit with its carrying amount, including goodwill. The Company uses an income-based valuation method, determining the present value of estimated future cash flows, to estimate the fair value of a reporting unit. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. Factors used in the impairment analysis require significant judgment, and actual results may differ from assumed and estimated amounts. The Company uses its own market assumptions including internal projections of future cash flows, discount rates and other assumptions considered reasonable in the analysis and reflective of market participant assumptions.These forecasts are based on historical performance and future estimated results. The discount rates used in these analyses vary by reporting unit and are based on a capital asset pricing model and published relevant industry rates. The Company uses discount rates commensurate with the risks and uncertainties inherent to each reporting unit and in the internally developed forecasts. See Note 10 — Goodwill and Other Intangible Assets for further discussion of the Company's annual goodwill impairment test and results. No impairment of goodwill was required for the years ended December 31, 2020, 2019, or 2018.

The Company uses an income-based valuation method to annually test its indefinite-lived intangible assets for impairment. The fair value of the intangible asset is compared to its carrying value. This method uses the Company’s own market assumptions, which are considered reasonable. Any excess of carrying value over the estimated fair value is recognized as an

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
impairment loss. No impairment of indefinite-lived intangible assets was required for the years ended December 31, 2020, 2019, or 2018.

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

ROU assets represent the Company's right to use an underlying asset during the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the commencement date based on the net present value of fixed lease payments over the lease term. The lease term includes options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. ROU assets also include any advance lease payments made and exclude lease incentives. As most of the Company's operating leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Finance lease agreements generally include an interest rate that is used to determine the present value of future lease payments. Fixed operating lease expense and finance lease depreciation expense are recognized on a straight-line basis over the lease term.

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

Stock-Based Compensation

The principal awards issued under the Company’s stock-based compensation plans include non-qualified stock appreciation rights ("SARs"), restricted stock units and performance share awards. The cost for such awards is measured at the grant date based on the fair value of the award. At the time of grant, the Company estimates forfeitures, based on historical experience, in order to estimate the portion of the award that will ultimately vest. The value of the portion of the award that is expected to ultimately vest is recognized as expense on a straight-line basis, generally over the explicit service period of three years (except for retirement-eligible employees) and is included in selling, general and administrative expenses in the Consolidated Statements of Earnings. Expense for awards granted to retirement-eligible employees is recorded over the period from the date of grant through the date the employee first becomes eligible to retire and is no longer required to provide service. See Note 16 — Equity and Cash Incentive Program for additional information related to the Company’s stock-based compensation.

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

Research and Development Costs

Research and development costs, including qualifying engineering costs, are expensed when incurred and amounted to $142,101 in 2020, $140,957 in 2019 and $143,033 in 2018. These costs as a percent of revenue were 2.1% in 2020, 2.0% in 2019 and 2.0% in 2018. Research and development costs are reported within selling, general and administrative expenses in the Consolidated Statements of Earnings.

Advertising Costs

Advertising costs are expensed when incurred and amounted to $21,375 in 2020, $24,609 in 2019 and $26,831 in 2018. Advertising costs are reported within selling, general and administrative expenses in the Consolidated Statements of Earnings.

Risk, Retention, Insurance

The Company has deductibles for its product and commercial general liability claims up to $5.0 million per occurrence, its workers’ compensation claims up to $0.8 million per occurrence and automobile liability claims up to $1.0 million per occurrence. Third-party insurance provides primary level coverage in excess of these amounts up to certain specified limits. In addition, the Company has excess liability insurance from third-party insurers on both an aggregate and an individual occurrence basis well in excess of the limits of the primary coverage. A worldwide program of property insurance covers the Company’s owned and leased property and business interruption that may occur due to an insured hazard affecting those properties, subject to reasonable deductibles and aggregate limits. The Company’s property and casualty insurance programs contain various deductibles that, based on the Company’s experience, are typical and customary for a company of its size and risk profile. The Company does not consider any of the deductibles to represent a material risk to the Company. The Company generally maintains deductibles for claims and liabilities related primarily to workers’ compensation, health and welfare claims, general commercial, product and automobile liability, cybersecurity risks, property damage and business interruption resulting from certain events. The Company accrues for claim exposures that are probable of occurrence and can be reasonably estimated. As part of the Company’s risk management program, insurance is maintained to transfer risk beyond the level of self-retention and provide protection on both an individual claim and annual aggregate basis.

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

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The purpose of this update is to provide optional guidance for a limited time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update are elective and are effective upon issuance for all entities. Management is evaluating the impact of this ASU and does not expect this update to have a material impact on the Company's Consolidated Financial Statements.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
Recently Adopted Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. In addition, the FASB issued ASU 2019-04, Codification Improvements to Topic 326 which provides clarity on certain aspects of the amendments in ASU 2016-13. The Company adopted this guidance on January 1, 2020 prospectively. Upon adoption, the Company recorded a noncash cumulative effect adjustment to retained earnings of $2.1 million, net of $0.6 million of income taxes, on the opening consolidated balance sheet as of January 1, 2020. See Note 9 — Credit Losses for further details.

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

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
2. Spin-off of Apergy Corporation

On May 9, 2018, Dover completed the distribution of Apergy to its shareholders. The transaction was completed through the pro rata distribution of 100% of the common stock of Apergy to Dover's shareholders of record as of the close of business on April 30, 2018. Each Dover shareholder received one share of Apergy common stock for every two shares of Dover common stock held as of the record date. Apergy changed its name to ChampionX Corporation on June 3, 2020.

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

In connection with the spin-off from the Company, Apergy issued and sold $300.0 million in aggregate principal amount of its 6.375% senior notes due May 2026 in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended, and incurred $415.0 million in borrowings under its new senior secured term loan facility to fund a one-time cash payment of $700.0 million to Dover. Dover received net cash of $689.6 million upon separation, which reflects $10.4 million of cash held by Apergy on the distribution date and retained by it in connection with its separation from Dover. Dover utilized the proceeds from Apergy as the primary source of funding for a 2018 accelerated share repurchase program.
Included within the net assets distributed to Apergy is approximately $33 million of accumulated other comprehensive earnings attributable to Apergy, relating primarily to foreign currency translation gains, offset by unrecognized losses on pension obligations.
The historical results of Apergy, including the results of operations and cash flows, have been reclassified to discontinued operations for the year ended December 31, 2018. See Note 5 — Discontinued and Disposed Operations.

3. Revenue

Revenue from contracts with customers
Effective January 1, 2018, the Company adopted ASC Topic 606, Revenue from Contracts with Customers, using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Accordingly, the Company recorded a cumulative catch-up adjustment to retained earnings at January 1, 2018 for $0.2 million. Under ASC Topic 606, a contract with a customer is an agreement which both parties have approved, that creates enforceable rights and obligations, has commercial substance and where payment terms are identified and collectability is probable. Once the Company has entered a contract, it is evaluated to identify performance obligations. For each performance obligation, revenue is recognized as control of promised goods or services transfers to the customer in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services. The amount of revenue recognized takes into account variable consideration, such as discounts and volume rebates.

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
Disaggregation of Revenue
Revenue from contracts with customers is disaggregated by segment and geographic location, as they best depict the nature and amount of the Company's revenue.
See Note 20 — Segment Information for revenue by segment and geographic location.

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service, or a bundle of goods or services, to the customer, and is the unit of accounting under ASC Topic 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. A majority of the Company’s contracts have a single performance obligation which represents, in most cases, the equipment or product being sold to the customer. Some contracts include multiple performance obligations such as a product and the related installation, extended warranty, software, and/or maintenance services. These contracts require judgment in determining the number of performance obligations.

The Company has elected to use the practical expedient to not adjust the promised amount of consideration for the effects of a significant financing component if it is expected, at contract inception, that the period between when the Company transfers a promised good or service to a customer, and when the customer pays for that good or service, will be one year or less. Thus, the Company may not consider an advance payment to be a significant financing component, if it is received less than one year before product completion.

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

Over 95% of the Company’s performance obligations are recognized at a point in time that relate to the manufacture and sale of a broad range of products and components. Revenue is recognized when control transfers to the customer upon shipment or completion of installation, testing, certification, or other substantive acceptance provisions required under the contract. Less than 5% of the Company’s revenue is recognized over time and relates to the sale of equipment or services in which the customer receives the benefits as they are performed or controls the assets being created, or engineered to order equipment that have no alternative use and in which the contract specifies the Company has a right to payment for its costs plus a reasonable margin.

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

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
Transaction Price Allocated to the Remaining Performance Obligations

At December 31, 2020, we estimated that $296.8 million in revenue is expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. We expect to recognize approximately 60% of our unsatisfied (or partially unsatisfied) performance obligations as revenue in 2021, with the remaining balance to be recognized in 2022 and thereafter.

Remaining consideration, including variable consideration, from contracts with customers is included in the amounts presented above and pertains to contracts with multiple performance obligations, extended warranties on products and multi-year maintenance agreements, which are typically recognized as the performance obligation is satisfied.

The Company applied the standard's practical expedient that permits the omission of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which the Company recognizes revenue at the amount to which the Company has the right to invoice for services performed.

Contract Balances

The following table provides information about contract assets and contract liabilities from contracts with customers:

	12/31/2020	12/31/2019	12/31/2018
Contract assets	$15,020	$14,894	$9,330
Contract liabilities - current	184,845	104,901	91,561
Contract liabilities - non-current	13,921	10,921	11,381

Contract assets primarily relate to the Company's right to consideration for work completed but not billed at the reporting date and are recorded in prepaid and other current assets in the Condensed Consolidated Balance Sheet. Contract assets are transferred to receivables when the right to consideration becomes unconditional. Contract liabilities relate to advance consideration received from customers or advance billings for which revenue has not been recognized. Current contract liabilities are recorded in deferred revenue and non-current contract liabilities are recorded in other liabilities in the Condensed Consolidated Balance Sheet. Contract liabilities are reduced when the associated revenue from the contract is recognized. The increase in current contract liability balance as of December 31, 2020 primarily relates to advance payments received on large projects.

In the fourth quarter of 2020, the Company adjusted its prior year balance sheet classification and footnote disclosure related to certain upfront cash consideration received from customers that should have been classified as contract liabilities (included in deferred revenue or other liabilities) rather than customer deposits (included in accounts payable).

The revenue recognized during 2020 and 2019 that was included in the contract liability at the beginning of the respective periods, inclusive of adjustments, amounted to $99.6 million and $85.9 million.

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

4. Acquisitions

2020

During the year ended December 31, 2020, the Company acquired six businesses in separate transactions for total consideration of $335,786, net of cash acquired. These businesses were acquired to complement and expand upon existing operations within the Fueling Solutions, Imaging & Identification, Pumps & Process Solutions, and Engineered Products segments. The goodwill recorded as a result of these acquisitions represents the economic benefits expected to be derived from product line expansions and operational synergies.

On December 30, 2020, the Company acquired 100% of the voting stock of Innovative Control Systems, Inc. (“ICS”), a leading provider of car wash controllers, payment terminals, point-of-sale and wash site management software solutions for $77,030, net of cash acquired. The ICS acquisition enhances the Fueling Solutions segment's participation in the growing vehicle wash market and enhances the Company's offerings, business mix and recurring revenue stream with high-value hardware and software solutions critical to vehicle wash workflows and operations. In connection with this acquisition, the Company recorded goodwill of $47,339 and intangible assets of $33,525, primarily related to customer intangibles.

On August 20, 2020, the Company acquired 100% of the voting stock of Solaris Laser S.A. ("Solaris"), a global manufacturer of product identification and traceability solutions for $18,680, net of cash acquired. The Solaris acquisition enhances the Imaging & Identification segment's growing laser technology product line and further strengthens its position as a leading provider of marking and coding equipment and solutions. In connection with this acquisition, the Company recorded goodwill of $12,230 and intangible assets of $3,280, primarily related to unpatented technology.

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

On February 18, 2020, the Company acquired 100% of the voting stock of So. Cal. Soft-Pak, Incorporated ("Soft-Pak"), a leading specialized provider of integrated back office, route management and customer relationship management software solutions to the waste and recycling fleet industry for $45,500, net of cash acquired. The Soft-Pak acquisition strengthens the digital offerings within the Engineered Products segment. In connection with this acquisition, the Company recorded goodwill of $33,183 and intangible assets of $12,800, primarily related to customer intangibles.

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

One other immaterial acquisition was completed during the year ended December 31, 2020, within the Pumps & Process Solutions segment.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
The following presents the allocation of purchase price to the assets acquired and liabilities assumed, based on their estimated fair values at acquisition date:

Total
Current assets, net of cash acquired	$44,159
Property, plant and equipment	8,424
Goodwill	205,805
Intangible assets	134,049
Other assets and deferred charges	12,986
Current liabilities	(34,803)
Non-current liabilities	(34,834)
Net assets acquired	$335,786

The amounts assigned to goodwill and major intangible asset classifications were as follows:

	Amount allocated	Useful life (in years)
Goodwill - tax deductible	$33,183	na
Goodwill - non deductible	$172,622	na
Customer intangibles	103,310	10	-	14
Unpatented technology	21,125	5	-	9
Trademarks	9,614	15
	$339,854
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

On January 25, 2019, the Company acquired the assets of Belanger, Inc. ("Belanger"), a leading full-line car wash equipment manufacturer for $175,350, net of cash acquired. The Belanger acquisition strengthens Dover's position in the vehicle wash business within the Fueling Solutions segment. In connection with this acquisition, the Company recorded goodwill of $97,898 and intangible assets of $77,000, primarily related to customer intangibles. The intangible assets are being amortized over 9 to 15 years.

One other immaterial acquisition was completed during the year ended December 31, 2019, which included contingent consideration, within the Pumps & Process Solutions segment.

2018

During the year ended December 31, 2018, the Company acquired two businesses in separate transactions for total consideration of $68,557, net of cash acquired. On January 12, 2018, the Company acquired 100% of the voting stock of Rosario Handel B.V. ("Rosario"), within the Refrigeration & Food Equipment segment, for total consideration of $15,339, net of cash acquired. On January 2, 2018, the Company purchased 100% of the voting stock of Ettlinger Group ("Ettlinger"), within the Pumps & Process Solutions segment for $53,218, net of cash acquired.

The pro forma effects of acquisitions are not material to the Company's Consolidated Statements of Earnings.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
5. Discontinued and Disposed Operations

Discontinued Operations

The Apergy businesses, as discussed in Note 2, met the criteria to be reported as discontinued operations because the spin-off is a strategic shift in business that has a major effect on the Company's operations and financial results. Therefore, the results of discontinued operations for the year ended December 31, 2018 include the historical results of Apergy prior to its distribution on May 9, 2018. The year ended December 31, 2018 included costs incurred by Dover to complete the spin-off of Apergy amounting to $46,384 reflected in selling, general and administrative expenses in discontinued operations. Due to lump-sum payments made in 2018 for Apergy participants of the Dover U.S. Pension Plan, non-cash settlement and curtailment costs of approximately $9,200 were classified within discontinuing operations. See Note 2 — Spin-off of Apergy Corporation and Note 18 — Employee Benefit Plans for further information.

Summarized results of the Company's discontinued operations are as follows:

Year Ended December 31,
2018
Revenue	$403,688
Cost of goods and services	254,205
Gross profit	149,483
Selling, general and administrative expenses	147,261
Operating earnings	2,222
Other expense, net	9,048
Loss from discontinued operations before taxes	(6,826)
Provision for income taxes	14,052
Loss from discontinued operations, net of tax	$(20,878)

On May 9, 2018, all assets and liabilities of Apergy were spun-off. Therefore, as of December 31, 2020 and December 31, 2019, there were no assets and liabilities classified as discontinued operations.

Disposed Businesses

Management evaluates Dover's businesses periodically for their strategic fit within its operations and may from time to time sell or discontinue certain operations for various reasons.

2020

On March 6, 2020, the Company completed the sale of the Chino, California branch of The AMS Group ("AMS Chino"), a wholly owned subsidiary of the Company. The Company recognized total consideration of $15,400, which included a working capital adjustment. This sale resulted in a pre-tax gain on sale of $5,213 included within the Condensed Consolidated Statements of Earnings and within the Refrigeration & Food Equipment Segment for the year ended December 31, 2020. The sale does not represent a strategic shift that will have a major effect on operations and financial results and, therefore, did not qualify for presentation as a discontinued operation.

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

2018

There were no other material dispositions in 2018 aside from the spin-off of Apergy.

6. Inventories

The components of inventories were as follows:

	December 31, 2020	December 31, 2019
Raw materials	$497,604	$467,912
Work in progress	152,360	162,670
Finished goods	304,760	280,051
Subtotal	954,724	910,633
Less reserves	(118,920)	(104,492)
Total	$835,804	$806,141

At December 31, 2020 and 2019, approximately 4% and 8%, respectively, of the Company's total inventories were accounted for using the LIFO method.

7. Property, Plant and Equipment, net

The components of property, plant and equipment, net were as follows:

	December 31, 2020	December 31, 2019
Land	$60,287	$56,583
Buildings and improvements	570,366	527,192
Machinery, equipment and other	1,772,772	1,648,354
Property, plant and equipment, gross	2,403,425	2,232,129
Total accumulated depreciation	(1,506,099)	(1,389,811)
Property, plant and equipment, net	$897,326	$842,318

Total depreciation expense was $140,008, $133,340 and $138,712 for the years ended December 31, 2020, 2019 and 2018, respectively.

8. Leases

The Company adopted ASC Topic 842, Leases as of January 1, 2019, using the transition method per ASU No. 2018-11 wherein entities were allowed to initially apply the new leases standard at adoption date. Adoption of ASC Topic 842 resulted in an increase to total assets and liabilities due to the recording of operating lease ROU assets and operating lease liabilities of approximately $163 million, as of January 1, 2019. The adoption did not materially impact the Company’s Consolidated Statements of Earnings or Cash Flows. See Note 1 — Basis of Presentation for further detail on ROU assets and lease liabilities.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
The components of lease costs were as follows:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Operating Lease Costs:
Fixed	$52,875	$52,317
Variable	5,973	6,584
Short-term	18,436	17,387
Total(1)	$77,284	$76,288
(1) Finance lease cost and sublease income were immaterial.

Supplemental cash flow information related to leases was as follows:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$53,903	$53,450
Operating cash flows for finance leases	434	425
Financing cash flows for finance leases	2,523	1,915
Total	$56,860	$55,790
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$21,381	$41,598
Financing leases	3,708	1,542
Total	$25,089	$43,140

Supplemental balance sheet information related to leases were as follows:

	December 31, 2020	December 31, 2019
Operating Leases
Right-of-use assets:
Other assets and deferred charges	$170,089	$155,019

Lease liabilities:
Other accrued expenses	$48,834	$41,835
Other liabilities	133,989	121,298
Total operating lease liabilities	$182,823	$163,133

Finance Leases
Right of use assets:
Property and equipment, net (1)	$10,388	$9,008

Lease liabilities:
Other accrued expenses	$2,641	$1,794
Other liabilities	8,709	8,078
Total financing lease liabilities	$11,350	$9,872
(1) Finance lease assets are recorded net of accumulated depreciation of $7,205 and $4,614 for the years ended December 31, 2020 and December 31, 2019, respectively.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

The aggregate future lease payments for operating and finance leases as of December 31, 2020 were as follows:

	Operating	Finance
2021	$53,019	$3,091
2022	38,561	2,767
2023	26,485	2,059
2024	21,253	1,550
2025	17,700	1,281
Thereafter	42,275	1,991
Total lease payments	199,293	12,739
Less: Interest	(16,470)	(1,389)
Present value of lease liabilities	$182,823	$11,350

Average lease terms and discount rates were as follows:

	December 31, 2020	December 31, 2019
Weighted-average remaining lease term (years)
Operating leases	5.9	5.9
Finance leases	4.8	5.9
Weighted-average discount rate
Operating leases	2.9%	3.2%
Finance leases	3.6%	4.1%

9. Credit Losses

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

The Company is exposed to credit losses primarily through sales of products and services. The Company’s expected loss allowance methodology for accounts receivable is developed using historical collection experience, current and future economic and market conditions and a review of the current status of customers' trade accounts receivables. Due to the short-term nature of such receivables, the estimate of amount of accounts receivable that may not be collected is based on aging of the accounts receivable balances and the financial condition of customers. Additionally, specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. The Company’s monitoring activities include timely account reconciliation, dispute resolution, payment confirmation, consideration of customers' financial condition and macroeconomic conditions. Balances are written off when determined to be uncollectible. The Company considered the current and expected future economic and market conditions surrounding the continued impact of the novel coronavirus ("COVID-19") pandemic and determined that the estimate of credit losses was not significantly impacted.

Estimates are used to determine the allowance. It is based on assessment of anticipated payment and all other historical, current and forward-looking information that is reasonably available.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected. All periods prior to January 1, 2020 are presented in accordance with pre-adoption methodology of incurred loss impairment model.

	2020	2019	2018
Beginning Balance, January 1,	$29,381	$28,469	$34,479
Adoption of ASU 2016-13, cumulative-effect adjustment to retained earnings	2,706	—	—
Provision for expected credit losses, net of recoveries	11,171	5,933	3,875
Amounts written off charged against the allowance	(3,863)	(3,464)	(9,326)
Other, including dispositions and foreign currency translation	1,079	(1,557)	(559)
Ending balance, December 31	$40,474	$29,381	$28,469

10. Goodwill and Other Intangible Assets

Goodwill

ASC 350, Intangibles - Goodwill and Other Intangibles, provides guidance on an entity's subsequent measurement and recognition of goodwill and other intangibles, including subsequent changes to carrying amounts, including impairment and fair value adjustments. In 2019, in connection with the change in segment structure, the Company changed its reporting units which resulted in a reallocation of $40,394 of goodwill from the Engineered Products segment to the Imaging & Identification segment using the relative fair value approach. See Note 20 — Segment Information for further information.

The changes in the carrying value of goodwill by reportable operating segments were as follows:

	Engineered Products	Fueling Solutions	Imaging & Identification	Pumps & Process Solutions	Refrigeration & Food Equipment	Total
Goodwill	$689,784	$770,619	$944,468	$796,952	$546,066	$3,747,889
Accumulated impairment loss	(10,591)	—	—	(59,970)	—	(70,561)
Balance at January 1, 2019	679,193	770,619	944,468	736,982	546,066	3,677,328
Acquisitions	—	97,898	—	21,614	—	119,512
Reallocation due to reporting unit changes	(40,394)	—	40,394	—	—	—
Disposition of business	—	—	—	(4,739)	—	(4,739)
Foreign currency translation	(2,228)	4,864	(7,793)	(3,230)	(367)	(8,754)
Balance at December 31, 2019	636,571	873,381	977,069	750,627	545,699	3,783,347
Acquisitions	33,183	47,339	103,723	21,560	—	205,805
Disposition of business	—	—	—	—	(2,597)	(2,597)
Foreign currency translation	13,231	20,253	36,797	14,093	1,613	85,987
Balance at December 31, 2020	$682,985	$940,973	$1,117,589	$786,280	$544,715	$4,072,542

During 2020 and 2019, the Company recognized additions of $205,805 and $119,512, respectively, to goodwill as a result of acquisitions as discussed in Note 4 — Acquisitions. During 2020 and 2019, the Company disposed of $2,597 and $4,739, respectively, of goodwill as a result of dispositions of businesses as discussed in Note 5 — Discontinued and Disposed Operations. The Company reallocated goodwill upon disposal based upon the fair value of the disposed business relative to the remaining entities in its reporting unit.

Annual impairment testing

The Company tests goodwill for impairment annually in the fourth quarter of each year, whenever events or circumstances indicate an impairment may have occurred, or when a change in the composition of reporting units occurs for other reasons, such as a change in segments.

The Company performed its annual goodwill impairment test during the fourth quarter of 2020 using a discounted cash flow analysis as discussed in Note 1 — Description of Business and Summary of Significant Accounting Policies. The Company

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
performed a quantitative goodwill impairment test for each of its fifteen reporting units, concluding that the fair values of all of its reporting units were substantially in excess of their carrying values. No impairment of goodwill was required. As previously noted, the fair values of each of the Company’s reporting units was determined using a discounted cash flow analysis which includes management’s current assumptions as to future cash flows and long-term growth rates. The discount rates used in these analyses varied by reporting unit and were based on a capital asset pricing model and published relevant industry rates. The Company used discount rates commensurate with the risks and uncertainties inherent to each reporting unit and in our internally developed forecasts. Discount rates used in the 2020 reporting unit valuations ranged from 8.0% to 9.0%. In these analyses, the Company considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and its impact on each of the reporting units. Further, the Company assessed the current market capitalization, forecasts and the amount of headroom in the 2020 impairment test. Refer to "Segment Results of Operations" within Item 7 for further details on the COVID-19 impact to the Company's operations.

While the Company believes the assumptions used in the 2020 impairment analysis are reasonable and representative of expected result, actual results may differ from expectations.
Intangible Assets
The Company's definite-lived and indefinite-lived intangible assets by major asset class were as follows:

	December 31, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Customer intangibles	$1,559,771	$834,798	$724,973	$1,410,636	$714,566	$696,070
Trademarks	233,205	103,907	129,298	218,064	85,791	132,273
Patents	163,299	141,182	22,117	159,376	133,677	25,699
Unpatented technologies	180,947	113,404	67,543	154,505	99,276	55,229
Distributor relationships	87,028	51,611	35,417	82,779	44,202	38,577
Drawings & manuals	29,198	26,193	3,005	27,500	22,403	5,097
Other	23,901	19,324	4,577	22,355	16,939	5,416
Total	2,277,349	1,290,419	986,930	2,075,215	1,116,854	958,361
Unamortized intangible assets:
Trademarks	96,842	—	96,842	96,653	—	96,653
Total intangible assets, net	$2,374,191	$1,290,419	$1,083,772	$2,171,868	$1,116,854	$1,055,014

The Company recorded $134,049 of acquired intangible assets in 2020. See Note 4 — Acquisitions.

Amortization expense was $139,043, $138,947 and $143,868, including acquisition-related intangible amortization of $137,071, $136,963 and $142,170, for the years ended December 31, 2020, 2019 and 2018, respectively.

Estimated future amortization expense related to intangible assets held at December 31, 2020 is as follows:

Estimated Amortization
2021	$139,794
2022	125,272
2023	115,224
2024	110,524
2025	105,761

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
11. Other Accrued Expenses and Other Liabilities

The following table details the major components of other accrued expenses:

	December 31, 2020	December 31, 2019
Taxes other than income (1)	$52,829	$34,419
Accrued rebates and volume discounts	49,929	43,694
Operating lease liability	48,834	41,835
Warranty	45,433	43,018
Accrued interest	20,822	20,403
Restructuring and exit costs	14,913	16,173
Accrued commissions (non-employee)	14,243	15,916
Other (none of which are individually significant)	96,634	79,601
Total other accrued expenses	$343,637	$295,059
(1) Taxes other than income as of December 31, 2020 includes a $15.8 million deferral of employment taxes related to the U.S. CARES Act.

The following table details the major components of other liabilities (non-current):

	December 31, 2020	December 31, 2019
Defined benefit and other post-retirement benefit plans	$177,623	$165,150
Operating lease liabilities	133,989	121,298
Unrecognized tax benefits	90,097	101,052
Deferred compensation	82,814	78,375
Legal and environmental	28,483	30,514
Deferred revenue	13,921	10,921
Warranty	5,655	6,098
Deferred employment taxes	15,783	—
Other	21,949	15,566
Total other liabilities	$570,314	$528,974

Warranty
Estimated warranty program claims are provided for at the time of sale. Amounts provided for are based on historical costs and adjusted for new claims. The changes in the carrying amount of product warranties were as follows:

	Years Ended December 31,
	2020	2019	2018
Beginning Balance, December 31 of the Prior Year	$49,116	$50,073	$59,403
Provision for warranties	60,902	63,957	59,176
Settlements made	(60,853)	(63,574)	(66,687)
Other adjustments, including acquisitions and currency translation	1,923	(1,340)	(1,819)
Ending Balance, December 31	$51,088	$49,116	$50,073

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
12. Restructuring Activities

The Company initiated various restructuring programs and incurred severance and other restructuring costs by segment as follows:

	Years Ended December 31,
	2020	2019	2018
Engineered Products	$10,307	$3,155	$7,158
Fueling Solutions	6,681	4,943	15,478
Imaging & Identification	5,946	6,426	13,882
Pumps & Process Solutions	13,374	5,666	10,266
Refrigeration & Food Equipment	4,015	3,671	3,475
Corporate	4,145	2,961	8,244
Total	$44,468	$26,822	$58,503
These amounts are classified in the Consolidated Statements of Earnings as follows:
Cost of goods and services	$18,895	$8,910	$16,921
Selling, general and administrative expenses	25,573	17,912	41,582
Total	$44,468	$26,822	$58,503

Total restructuring charges of $44,468 incurred during the year ended December 31, 2020, were a result of restructuring programs initiated primarily in 2020. Restructuring expense was comprised primarily of new actions executed in response to lower demand driven by COVID-19 as well as continuing broad-based selling, general and administrative expense reduction initiatives and broad-based operational efficiency initiatives focusing on footprint consolidation, and operational optimization and IT centralization. Additional programs, beyond the scope of the announced programs may be implemented during 2021 with related restructuring charges.

The $44,468 of restructuring charges incurred during 2020 included the following programs:

•The Engineered Products segment recorded $10,307 of restructuring charges related to programs across the segment focused on headcount reductions and other asset charges.

•The Fueling Solutions segment recorded $6,681 of restructuring charges principally related to headcount reductions and facility restructuring costs.

•The Imaging & Identification segment recorded $5,946 of restructuring charges principally related to headcount reductions and facility restructuring costs.

•The Pumps & Process Solutions segment recorded $13,374 of restructuring charges principally related to headcount reductions, facility restructuring costs and other asset charges.

•The Refrigeration & Food Equipment segment recorded $4,015, of restructuring charges primarily due to headcount reductions and facility restructuring costs.

•Corporate recorded $4,145 of restructuring charges primarily related to headcount reductions and associated exit costs related to IT centralization initiatives.

Restructuring expenses incurred in 2019 and 2018 also included headcount reduction, targeted facility consolidations at certain businesses and actions taken to optimize the Company's cost structure.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
The following table details the Company’s severance and other restructuring accrual activities:

	Severance	Exit		Total
Balance at January 1, 2018	$24,955	$6,316		$31,271
Restructuring charges	45,146	13,357		58,503
Payments	(43,287)	(8,713)		(52,000)
Other, including foreign currency translation	(2,530)	(7,080)	(1)	(9,610)
Balance at December 31, 2018	24,284	3,880		28,164
Restructuring charges	20,271	6,551		26,822
Payments	(29,887)	(3,383)		(33,270)
Other, including foreign currency translation	(917)	(4,409)	(1)	(5,326)
Balance at December 31, 2019	13,751	2,639		16,390
Restructuring charges	25,716	18,752		44,468
Payments	(29,768)	(6,035)		(35,803)
Other, including foreign currency translation	848	(10,990)	(1)	(10,142)
Balance at December 31, 2020	$10,547	$4,366		$14,913
(1) Other activity in exit reserves primarily represents the non-cash write-off of certain long-lived assets and inventory in connection with certain facility closures and product exits.

The restructuring accrual balances at December 31, 2020 primarily reflect restructuring plans initiated during the year.

13. Borrowings and Lines of Credit

Borrowings consist of the following:

	December 31, 2020	December 31, 2019
Short-term:
Commercial paper	$—	$84,700
Notes payable	$—	$84,700

		Carrying amount (1)
	Principal	December 31, 2020	December 31, 2019
Long-term:
3.15% 10-year notes due November 15, 2025	$400,000	$396,716	$396,042
1.25% 10-year notes due November 9, 2026 (euro-denominated)	€600,000	724,310	658,089
0.750% 8-year notes due November 4, 2027 (euro denominated)	€500,000	603,107	548,008
6.65% 30-year debentures due June 1, 2028	$200,000	199,255	199,155
2.950% 10-year notes due November 4, 2029	$300,000	296,650	296,270
5.375% 30-year debentures due October 15, 2035	$300,000	296,309	296,060
6.60% 30-year notes due March 15, 2038	$250,000	248,053	247,939
5.375% 30-year notes due March 1, 2041	$350,000	344,429	344,153
Total long-term debt		$3,108,829	$2,985,716
(1) Carrying amount is net of unamortized debt discount and deferred debt issuance costs. Total unamortized debt discounts were $17.6 million and $18.9 million as of December 31, 2020 and 2019, respectively. Total deferred debt issuance costs were $14.4 million and $16.2 million as of December 31, 2020 and 2019, respectively.

The discounts are being amortized to interest expense using the effective interest method over the life of the issuances. The deferred issuance costs are amortized on a straight-line basis over the life of the debt.

On November 4, 2019, the Company issued €500,000 of 0.750% euro-denominated notes due 2027 and $300,000 of 2.950% notes due 2029. On December 4, 2019, proceeds from the sale of the aforementioned notes were used to redeem the €300,000 2.125% notes due 2020 and $450,000 4.30% notes due 2021. Such redemptions required the Company to pay a make whole premium to the bondholders, resulting in a loss of $23,543. The remainder of the proceeds were used for general corporate purposes.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

As of December 31, 2020, the Company maintained a $1 billion five-year unsecured revolving credit facility (the “Credit Agreement”) with a syndicate of banks, which expires on October 4, 2024.  At the Company's election, loans under the Credit Agreement will bear interest at a base rate plus an applicable margin. The Credit Agreement requires the Company to pay a facility fee and imposes various restrictions on the Company such as, among other things, a requirement to maintain a minimum interest coverage ratio of EBITDA to consolidated net interest expense of not less than 3.0 to 1. The Company primarily uses this facility as liquidity back-up for its commercial paper program. On March 16, 2020, the Company borrowed $500 million under the Credit Agreement, which was subsequently repaid in full during the second quarter with proceeds from resumed commercial paper borrowings. Proceeds from the Credit Agreement borrowing were used to repay all of the Company's outstanding commercial paper and for general corporate purposes.

On May 6, 2020, the Company entered into a $450.0 million 364-day revolving credit facility (the "Short-term Credit Agreement") with a syndicate of banks to be used primarily for working capital and general corporate purposes. Effective November 12, 2020, the Company terminated the aggregate commitments under the Short-term Credit Agreement. The Company did not undertake any borrowings under this facility prior to termination.

The Company was in compliance with all covenants in the Credit Agreement and other long-term debt covenants at December 31, 2020 and had an interest coverage ratio of consolidated EBITDA to consolidated net interest expense of 11.4 to 1.

As of December 31, 2020, the future maturities of long-term debt were as follows:

Future Maturities
2021	$—
2022	—
2023	—
2024	—
2025	396,716
2026 and thereafter	2,712,113
Total	$3,108,829

Letters of Credit and other Guarantees

As of December 31, 2020, the Company had approximately $152.5 million outstanding in letters of credit, surety bonds, and performance and other guarantees with financial institutions, which expire on various dates through 2029. These letters of credit and bonds are primarily issued as security for insurance, warranty and other performance obligations. In general, the Company would only be liable for the amount of these guarantees in the event of default in the performance of its obligations, the probability of which is believed to be remote.

14. Financial Instruments

Derivatives

The Company is exposed to market risk for changes in foreign currency exchange rates due to the global nature of its operations and certain commodity risks. In order to manage these risks, the Company has hedged portions of its forecasted sales and purchases, which occur within the next twelve months that are denominated in non-functional currencies, with currency forward contracts designated as cash flow hedges. At December 31, 2020 and 2019, the Company had contracts with U.S. dollar equivalent notional amounts of $173,674 and $179,580, respectively, to exchange foreign currencies, principally the Pound sterling, Chinese yuan, Swedish krona, Euro, Canadian dollar and Swiss franc. The Company believes it is probable that all forecasted cash flow transactions will occur.

In addition, the Company had outstanding contracts at December 31, 2020 and 2019 with a total notional amount of $73,755 and $79,707, respectively, that are not designated as hedging instruments. These instruments are used to reduce the Company's exposure to operating receivables and payables that are denominated in non-functional currencies. Gains and losses on these contracts are recorded in other income, net in the Consolidated Statements of Earnings.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
The following table sets forth the fair values of derivative instruments held by the Company as of December 31, 2020 and 2019 and the balance sheet lines in which they are recorded:

	Fair Value Asset (Liability)
	December 31, 2020	December 31, 2019	Balance Sheet Caption
Foreign currency forward	$2,325	$2,892	Prepaid and other current assets
Foreign currency forward	(2,057)	(476)	Other accrued expenses

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

The Company has designated the €600,000 and €500,000 of euro-denominated notes issued November 9, 2016 and November 4, 2019, respectively, as hedges of its net investment in euro-denominated operations. The Company also designated the 2020 Notes as a net investment hedge prior to the redemption of the notes. Changes in the value of the euro-denominated debt are recognized in foreign currency translation adjustments within other comprehensive earnings (loss) of the Consolidated Statements of Comprehensive Earnings to offset changes in the value of the net investment in euro-denominated operations. Changes in the value of the euro-denominated debt resulting from exchange rate differences are offset by changes in the net investment due to the high degree of effectiveness between the hedging instruments and the exposure being hedged.

Amounts recognized in other comprehensive earnings (loss) for the gains (losses) on its net investment hedges were as follows:

	2020	2019	2018
(Loss) gain on euro-denominated debt	$(119,298)	$22,449	$45,230
Tax benefit (expense)	26,957	(4,714)	(9,498)
Net (loss) gain on net investment hedges, net of tax	$(92,341)	$17,735	$35,732
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

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

The Company's assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 and 2019 were as follows:

	December 31, 2020	December 31, 2019
	Level 2	Level 2
Assets:
Foreign currency cash flow hedges	$2,325	$2,892
Liabilities:
Foreign currency cash flow hedges	2,057	476

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

The estimated fair value of long-term debt at December 31, 2020 and 2019 was $3,635,673 and $3,322,033, respectively. The estimated fair value of long-term debt is based on quoted market prices for similar instruments and is, therefore, classified as Level 2 within the fair value hierarchy.

The carrying values of cash equivalents, trade receivables, accounts payable and notes payable are reasonable estimates of their fair values as of December 31, 2020 and 2019 due to the short-term nature of these instruments.

15. Income Taxes

Income taxes have been based on the following components of earnings before provision for income taxes and discontinued operations in the Consolidated Statements of Earnings:

	Years Ended December 31,
	2020	2019	2018
Domestic	$464,145	$448,301	$344,793
Foreign	377,589	394,708	380,585
Total	$841,734	$843,009	$725,378

Income tax expense (benefit) relating to continuing operations for the years ended December 31, 2020, 2019 and 2018 is comprised of the following:

	Years Ended December 31,
	2020	2019	2018
Current:
U.S. federal	$79,305	$71,069	$47,445
State and local	13,312	16,709	14,120
Foreign	97,106	102,284	86,523
Total current	189,723	190,062	148,088
Deferred:
U.S. federal	2,777	(6,033)	876
State and local	(10,526)	1,770	626
Foreign	(23,691)	(20,708)	(15,357)
Total deferred	(31,440)	(24,971)	(13,855)
Total expense	$158,283	$165,091	$134,233

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
Differences between the effective income tax rate and the U.S. federal income statutory tax rate are as follows:

	Years Ended December 31,
	2020	2019	2018
U.S. federal income tax rate	21.0%	21.0%	21.0%
State and local taxes, net of federal income tax benefit	1.7	1.7	1.6
Foreign operations tax effect	(0.8)	(1.3)	(1.1)
SAB 118	—	—	(0.6)
Foreign tax credits	—	(0.1)	(0.3)
Foreign-derived intangible income	(1.1)	(1.0)	(0.8)
Share awards	(1.2)	(1.7)	(2.0)
Disposition of businesses	—	1.2	—
Other	(0.8)	(0.2)	0.7
Effective tax rate from continuing operations	18.8%	19.6%	18.5%

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows:

	December 31, 2020	December 31, 2019
Deferred Tax Assets:
Accrued compensation, principally postretirement and other employee benefits	$60,797	$62,547
Accrued expenses, principally for state income taxes, interest and warranty	32,418	29,736
Net operating loss and other carryforwards	319,291	269,599
Inventories, principally due to reserves for financial reporting purposes and capitalization for tax purposes	23,723	17,671
Accounts receivable, principally due to allowance for doubtful accounts	7,118	3,409
Accrued insurance	4,165	2,001
Long-term liabilities, principally warranty, environmental and exit costs	2,273	3,305
Lease obligations	40,984	35,473
Total gross deferred tax assets	490,769	423,741
Valuation allowance	(287,679)	(244,153)
Total deferred tax assets, net of valuation allowances	$203,090	$179,588
Deferred Tax Liabilities:
Intangible assets, principally due to different tax and financial reporting bases and amortization lives	$(387,897)	$(364,843)
Property, plant and equipment, principally due to differences in depreciation	(62,667)	(56,401)
Lease right-of-use assets	(38,742)	(34,191)
Other liabilities	9,992	(19,716)
Total gross deferred tax liabilities	(479,314)	(475,151)
Net deferred tax liability	$(276,224)	$(295,563)

Classified as follows in the Consolidated Balance Sheets:
Other assets and deferred charges	$22,199	$26,473
Deferred income taxes	(298,423)	(322,036)
	$(276,224)	$(295,563)

As of December 31, 2020, the Company had non-U.S loss carryforwards of $1,031.2 million primarily resulting from non-operating activities. The entire balance of the non-U.S. losses as of December 31, 2020 is available to be carried forward, with $97.0 million of these losses expiring during the years 2021 through 2040. The remaining $934.2 million of such losses can be carried forward indefinitely.

The Company has $315.2 million and $54.1 million of state tax loss carryovers as of December 31, 2020 and 2019, respectively. The balance of the state losses as of December 31, 2020 is available for carry over, with $287.4 million of these losses expiring during the years 2021 and 2040, and the remaining $27.8 million being carried over indefinitely. The increase in loss carryovers is driven by favorable audit settlements.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

The Company maintains valuation allowances by jurisdiction against the deferred tax assets related to certain of these carryforwards for which it is more likely than not that some portion or all will not be realized.

On December 22, 2017, the Tax Reform Act was enacted which permanently reduced the U.S. corporate income tax rate to a flat 21% rate along with other changes in corporate tax law. On that same date, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) SAB 118 to address situations when a registrant does not have the necessary information to complete the accounting for certain income tax effects of the Tax Reform Act. In accordance with the SAB 118 guidance, the Company recognized the provisional impacts of the Tax Reform Act in its Consolidated Financial Statements for the year ended December 31, 2017. For the year ended December 31, 2018, the Company recorded a $4.2 million net tax benefit, which resulted in a 0.6% decrease in the effective tax rate, as an adjustment to the provisional estimates as a result of additional regulatory guidance and changes in interpretations and assumptions the Company has made as a result of the Tax Reform Act.

Unrecognized Tax Benefits

The Company files federal, state, local and foreign tax returns. The Company is routinely audited by the tax authorities in these jurisdictions, and a number of audits are currently underway. It is reasonably possible during the next twelve months that uncertain tax positions may be settled, which could result in a decrease in the gross amount of unrecognized tax benefits. This decrease may result in an income tax benefit. Due to the potential for resolution of federal, state and foreign examinations, and the expiration of various statutes of limitation, the Company's gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $30.9 million. All significant federal, state, local and international matters have been concluded through 2016. The Company believes adequate provision has been made for all income tax uncertainties.

The following table is a reconciliation of the beginning and ending balances of the Company’s unrecognized tax benefits:

Total
Unrecognized tax benefits at January 1, 2018	$68,034
Additions based on tax positions related to the current year	15,580
Additions for tax positions of prior years	29,637
Reductions for tax positions of prior years	(5,226)
Cash settlements	(7,345)
Lapse of statutes	(7,219)
Unrecognized tax benefits at December 31, 2018	93,461
Additions based on tax positions related to the current year	4,493
Additions for tax positions of prior years	6,668
Reductions for tax positions of prior years	(9,217)
Cash settlements	(922)
Lapse of statutes	(11,269)
Unrecognized tax benefits at December 31, 2019	83,214
Additions based on tax positions related to the current year	3,134
Additions for tax positions of prior years	5,490
Reductions for tax positions of prior years	(3,599)
Cash settlements	(6,214)
Lapse of statutes	(9,687)
Unrecognized tax benefits at December 31, 2020 (1)	$72,338
(1) If recognized, the net amount of potential tax benefits that would impact the Company’s effective tax rate is $65.5 million. During the years ended December 31, 2020, 2019 and 2018, the Company recorded (income) expense of $(0.1) million, $(0.6) million and $2.4 million, respectively, as a component of provision for income taxes related to the accrued interest and penalties on unrecognized tax benefits. The Company had accrued interest and penalties of $17.8 million at December 31, 2020 and $17.8 million at December 31, 2019, which are not included in the above table.

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

Stock-based compensation costs are reported within selling, general and administrative expenses in the Consolidated Statements of Earnings. The following table summarizes the Company’s compensation expense relating to all stock-based incentive plans:

	Years Ended December 31,
	2020	2019	2018
Pre-tax stock-based compensation expense (continuing)	$25,026	$29,702	$23,698
Tax benefit	(2,731)	(2,490)	(2,722)
Total stock-based compensation expense, net of tax	$22,295	$27,212	$20,976

Pre-tax stock-based compensation expense attributable to Apergy employees for the year ended December 31, 2018 was $744. These costs are reported within earnings from discontinued operations in the Consolidated Statement of Earnings.

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

In 2020, 2019 and 2018, the Company issued SARs covering 390,780, 615,089 and 757,603 shares, respectively. The fair value of each SAR grant was estimated on the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	2020	2019	2018
Risk-free interest rate	1.44%	2.51%	2.58%	—	2.87%
Dividend yield	1.65%	2.13%	1.99%	—	2.43%
Expected life (years)	5.5	5.6	5.6	—	5.7
Volatility	22.76%	22.35%	20.95%	—	21.20%
Grant price	$119.86	$91.20	$79.75	—	$82.09
Fair value at date of grant	$22.54	$17.55	$14.58	—	$15.41

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

A summary of activity relating to SARs granted under the 2012 Plan and the predecessor plans for the year ended December 31, 2020 is as follows:

	SARs
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at January 1, 2020	3,599,169	$69.07
Granted	390,780	119.86
Forfeited / expired	(17,103)	91.98
Exercised	(992,913)	57.49
Outstanding at December 31, 2020	2,979,933	79.36	6.4

Exercisable at December 31, 2020	1,385,683	$62.59	4.6

The following table summarizes information about outstanding SARs at December 31, 2020:

	SARs Outstanding				SARs Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Aggregate Intrinsic Value
$25.96 - $58.69	336,295	$49.29	4.1	$25,891	336,295	$49.29	4.1	$25,891
$61.79 - $84.94	1,716,140	$72.54	5.8	92,163	1,049,388	$66.95	4.8	62,230
$91.20 - $119.86	927,498	$103.15	8.5	21,421	—	$—	—	—
	2,979,933			$139,475	1,385,683			$88,121
Unrecognized compensation expense related to SARs not yet exercisable was $8,746 at December 31, 2020. This cost is expected to be recognized over a weighted average period of 1.6 years.

Other information regarding the exercise of SARs is listed below:

	2020	2019	2018
SARs
Fair value of SARs that became exercisable	$8,585	$8,611	$12,832
Aggregate intrinsic value of SARs exercised	$55,031	$89,473	$101,365

Performance Share Awards

Performance share awards granted are expensed over the three-year requisite performance and service period. Awards become vested if (1) the Company achieves certain market conditions or specified internal metrics and (2) the employee remains continuously employed by the Company during the performance period. Partial vesting may occur after separation from service in the case of certain terminations not for cause and for retirements.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
In 2020, 2019 and 2018, the Company issued performance shares covering 49,056, 35,172 and 122,459 shares, respectively.

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

The fair value and average attainment used in determining compensation cost of the performance shares issued in 2019 and 2018 are as follows for the year ended December 31, 2020:

	2019	2018
Fair value per share at date of grant	$91.20	$79.75	-	$82.09
Average attainment rate reflected in expense	191.2%	186.1%

A summary of activity for performance share awards for the year ended December 31, 2020 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2020	137,809	$82.45
Granted	49,056	165.71
Vested	(108,886)	80.08
Unvested at December 31, 2020	77,979	$138.14

Unrecognized compensation expense related to unvested performance shares as of December 31, 2020 was $7,402, which will be recognized over a weighted average period of 1.8 years.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
Restricted Stock Units

The Company also has restricted stock authorized for grant (as part of the 2012 Plan). Under this Plan, common stock of the Company may be granted at no cost to certain officers and key employees. In general, restrictions limit the sale or transfer of these shares during a three-year period, and restrictions lapse proportionately over the three-year period. The Company granted 83,512, 124,929 and 284,721 of restricted stock units in 2020, 2019 and 2018, respectively. The fair value of these awards was determined using Dover's closing stock price on the date of grant, which were $119.86, $91.20, and $79.75-$82.09 in 2020, 2019 and 2018, respectively.

A summary of activity for restricted stock units for the year ended December 31, 2020 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2020	324,553	$81.45
Granted	83,512	119.86
Forfeited	(11,140)	96.26
Vested	(144,018)	81.16
Unvested at December 31, 2020	252,907	$93.43

Unrecognized compensation expense relating to unvested restricted stock units as of December 31, 2020 was $14,943, which will be recognized over a weighted average period of 1.3 years.

Directors' Shares

The Company issued the following shares to its non-employee directors under the 2012 Plan as partial compensation for serving as directors of the Company:

	Years ended December 31,
	2020	2019	2018
Aggregate shares granted	9,854	10,838	15,802
Deferred stock units	(6,278)	(6,168)	(9,917)
Net shares issued	3,576	4,670	5,885

17. Commitments and Contingent Liabilities

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

Litigation

A few of the Company’s subsidiaries are involved in legal proceedings relating to the cleanup of waste disposal sites identified under federal and state statutes which provide for the allocation of such costs among “potentially responsible parties.” In each instance, the extent of the Company’s liability appears to be relatively insignificant in relation to the total projected expenditures and the number of other “potentially responsible parties” involved and is anticipated to be immaterial to the Company. In addition, a few of the Company’s subsidiaries are involved in ongoing remedial activities at certain current and former plant sites, in cooperation with regulatory agencies, and appropriate estimated liabilities have been established. At December 31, 2020 and 2019, the Company has estimated liabilities totaling $30,431 and $30,608, respectively, for environmental and other matters, including private party claims for exposure to hazardous substances, that are probable and estimable.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

The Company and some of its subsidiaries are also parties to a number of other legal proceedings incidental to their businesses. These proceedings primarily involve claims by private parties alleging injury arising out of use of the Company’s products, patent infringement, employment matters and commercial disputes. Management and legal counsel, at least quarterly, review the probable outcome of such proceedings, the costs and expenses reasonably expected to be incurred and currently accrued to-date and consider the availability and extent of insurance coverage. The Company has estimated liabilities for these other legal matters that are probable and estimable, and at December 31, 2020 and 2019, these liabilities were immaterial. While it is not possible at this time to predict the outcome of these legal actions, in the opinion of management, based on the aforementioned reviews, the Company is not currently involved in any legal proceedings which, individually or in the aggregate, could have a material effect on its financial position, results of operations, or cash flows.

18. Employee Benefit Plans

The Company offers defined contribution retirement plans which cover the majority of its U.S. employees, as well as employees in certain other countries. The Company’s expense relating to defined contribution plans was $52,629, $50,031 and $46,030 for the years ended December 31, 2020, 2019 and 2018, respectively.

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

In connection with the spin-off on May 9, 2018, certain assets and liabilities were moved to a new plan sponsored by Apergy. The separation of Apergy triggered a pension plan curtailment which required a re-measurement of the Dover U.S. pension plan's (the "Plan") benefit obligation in the second quarter of 2018, assuming a discount rate of 4.2% and an expected return on assets of 6.8%. In 2018, the Plan made total lump sum payments of $74,016. Based on the total lump sum payments made to both Apergy and other participants in the plan during the year and the second quarter re-measurement, the Company recorded non-cash settlement and curtailment charges of approximately $13,939 in 2018, of which $9,200 was classified within discontinued operations.

The Company also maintains other post-retirement benefit plans. These plans are closed to new entrants and not considered to be significant. The supplemental and other post-retirement benefit plans are supported by the general assets of the Company.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
Obligations and Funded Status

The following tables summarize the change in benefit obligations, change in plan assets, and funded status associated with the Company's significant defined benefit plans and the amounts recognized in the consolidated balance sheets at December 31, 2020 and 2019:

	Qualified Defined Benefits				Non-Qualified Supplemental Benefits
	U.S. Plan		Non-U.S. Plans
	2020	2019	2020	2019	2020	2019
Change in benefit obligation:
Benefit obligation at beginning of year	$490,228	$447,173	$296,534	$270,329	$60,183	$66,836
Service cost	6,824	7,016	5,345	5,665	1,272	1,942
Interest cost	16,272	19,026	3,697	5,101	1,765	2,670
Plan participants' contributions	—	—	1,707	1,681	—	—
Benefits paid	(36,303)	(38,093)	(8,613)	(9,298)	(12,324)	(13,617)
Actuarial loss(1)	47,160	55,105	19,558	24,791	298	2,352
Amendments	—	—	(1,401)	—	—	—
Settlements and curtailments	—	—	(294)	(5,412)	—	—
Currency translation and other	—	1	24,296	3,677	—	—
Benefit obligation at end of year	524,181	490,228	340,829	296,534	51,194	60,183
Change in plan assets:
Fair value of plan assets at beginning of year	550,238	488,900	185,590	162,589	—	—
Actual return on plan assets	92,961	99,431	13,560	23,812	—	—
Company contributions	—	—	7,315	7,247	12,324	13,617
Plan participants' contributions	—	—	1,707	1,681	—	—
Benefits paid	(36,303)	(38,093)	(8,613)	(9,298)	(12,324)	(13,617)
Settlements and curtailments	—	—	(294)	(4,350)	—	—
Currency translation and other	—	—	13,483	3,909	—	—
Fair value of plan assets at end of year	606,896	550,238	212,748	185,590	—	—
Funded (Unfunded) status	$82,715	$60,010	$(128,081)	$(110,944)	$(51,194)	$(60,183)
Amounts recognized in the consolidated balance sheets consist of:
Assets and Liabilities:
Other assets and deferred charges	$82,715	$60,010	$653	$671	$—	$—
Accrued compensation and employee benefits	—	—	(1,691)	(1,526)	(4,899)	(12,500)
Other liabilities (deferred compensation)	—	—	(127,043)	(110,089)	(46,295)	(47,683)
Total assets and liabilities	82,715	60,010	(128,081)	(110,944)	(51,194)	(60,183)
Accumulated Other Comprehensive Loss (Earnings):
Net actuarial losses (gains)	49,386	71,247	80,472	70,694	(18,400)	(20,556)
Prior service cost (credit)	322	549	(3,632)	(2,724)	4,593	6,288
Deferred taxes	(10,272)	(15,263)	(17,144)	(15,492)	2,961	3,066
Total accumulated other comprehensive loss (earnings), net of tax	39,436	56,533	59,696	52,478	(10,846)	(11,202)
Net amount recognized at December 31,	$122,151	$116,543	$(68,385)	$(58,466)	$(62,040)	$(71,385)

Accumulated benefit obligations	$511,292	$476,357	$326,317	$282,883	$47,358	$56,017
(1) The actuarial losses were primarily due to lower discount rates.

The Company’s net unfunded status at December 31, 2020 and 2019 includes net liabilities of $128,081 and $110,944, respectively, relating to the Company’s significant international qualified plans, some in locations where it is not economically advantageous to pre-fund the plans due to local regulations. The majority of the international obligations relate to defined pension plans operated by the Company’s businesses in Germany, Switzerland, and the United Kingdom.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
The accumulated benefit obligation for all defined benefit pension plans was $884,967 and $815,257 at December 31, 2020 and 2019, respectively. Pension plans with projected benefit obligations and accumulated benefit obligations in excess of plan assets consist of the following at December 31, 2020 and 2019:

	2020	2019
Projected benefit obligation (PBO)	$383,244	$348,137
Accumulated benefit obligation (ABO)	364,895	331,126
Fair value of plan assets	203,314	177,057

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

Components of the net periodic benefit cost were as follows:

Defined Benefit Plans

	Qualified Defined Benefits							Non-Qualified Supplemental Benefits
	U.S. Plan				Non-U.S. Plans
	2020	2019	2018		2020	2019	2018	2020	2019	2018
Service cost	$6,824	$7,016	$9,019		$5,345	$5,665	$5,359	$1,272	$1,942	$2,624
Interest cost	16,272	19,026	20,756		3,697	5,101	4,962	1,765	2,670	3,204
Expected return on plan assets	(31,475)	(34,136)	(39,045)		(6,837)	(6,220)	(7,675)	—	—	—
Amortization of:
Prior service cost (credit)	227	303	298		(493)	(398)	(449)	1,695	2,811	3,770
Recognized actuarial loss (gain)	7,536	—	3,102		3,047	3,109	2,952	(1,857)	(2,280)	(1,132)
Transition obligation	—	—	—		—	—	1	—	—	—
Settlement and curtailment loss (gain)	—	—	13,939	(1)	25	961	7	—	—	(1,381)
Net periodic (benefit) expense	$(616)	$(7,791)	$8,069		$4,784	$8,218	$5,157	$2,875	$5,143	$7,085
Less: Discontinued operations	—	—	10,109	(1)	—	—	114	—	—	279
Net periodic (income) expense - Continuing operations	$(616)	$(7,791)	$(2,040)		$4,784	$8,218	$5,043	$2,875	$5,143	$6,806
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

Assumptions

The Company determines actuarial assumptions on an annual basis. The weighted average assumptions used in determining the benefit obligations were as follows:

	Qualified Defined Benefits				Non-Qualified Supplemental Benefits
	U.S. Plan		Non-U.S. Plans
	2020	2019	2020	2019	2020	2019
Discount rate	2.65%	3.40%	0.79%	1.18%	2.45%	3.20%
Average wage increase	4.00%	4.00%	1.51%	1.80%	4.50%	4.50%

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
The weighted average assumptions used in determining the net periodic benefit cost were as follows:

	Qualified Defined Benefits									Non- Qualified Supplemental Benefits
	U.S. Plan						Non-U.S. Plans
	2020	2019	2018				2020	2019	2018	2020	2019	2018
Discount rate	3.40%	4.35%	4.20%	/	3.65%	(1)	1.18%	1.83%	1.94%	3.20%	4.30%	3.57%
Average wage increase	4.00%	4.00%	4.00%				1.80%	2.10%	2.33%	4.50%	4.50%	4.50%
Expected return on plan assets	6.30%	6.80%	6.80%	/	7.25%	(1)	3.69%	3.67%	4.66%	na	na	na
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

The Company’s actual and target weighted average asset allocation for our U.S. Corporate Pension Plan was as follows:

	2020	2019	Current Target
Equity securities	22%	34%	22%
Fixed income	77%	64%	78%
Other	1%	2%	—%
Total	100%	100%	100%

While the non-U.S. investment policies are different for each country, the long-term objectives are generally the same as for the U.S. pension assets.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
The fair values of both U.S. and non-U.S. pension plan assets by asset category within the fair value hierarchy (as defined in Note 14 — Financial Instruments) were as follows:

	U.S. Qualified Defined Benefits Plan
	12/31/2020			12/31/2019
	Level 1	Level 2	Total Fair Value	Level 1	Level 2	Total Fair Value
Corporate bonds	$—	$329,800	$329,800	$—	$216,981	$216,981
Government securities	8,533	72,018	80,551	5,846	69,486	75,332
Interest-bearing cash and short-term investments	3,117	—	3,117	1,438	—	1,438
Total investments at fair value	11,650	401,818	413,468	7,284	286,467	293,751
Investments measured at net asset value*
Collective funds	—	—	180,103	—	—	241,058
Short-term investment funds	—	—	13,325	—	—	15,429
Total investments	$11,650	$401,818	$606,896	$7,284	$286,467	$550,238

	Non-U.S. Plans
	12/31/2020				12/31/2019
	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Common stocks	$52,865	$—	$—	$52,865	$44,685	$—	$—	$44,685
Fixed income investments	—	26,068	—	26,068	—	19,871	—	19,871
Mutual funds	29,413	—	—	29,413	26,799	—	—	26,799
Cash and cash equivalents	2,822	—	—	2,822	3,752	—	—	3,752
Other	—	1,181	21,276	22,457	—	3,519	18,597	22,116
Total investments at fair value	85,100	27,249	21,276	133,625	75,236	23,390	18,597	117,223
Investments measured at net asset value*
Collective funds	—	—	—	74,138	—	—	—	64,000
Other	—	—	—	4,985	—	—	—	4,367
Total	$85,100	$27,249	$21,276	$212,748	$75,236	$23,390	$18,597	$185,590
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

The fair value measurement of plan assets using significant unobservable inputs (Level 3) changed during 2019 and 2020, due to the following:

Level 3
Balance at December 31, 2018	$21,283
Actual return on plan assets:
Relating to assets still held at December 31, 2019	319
Relating to assets sold during the period	14
Purchases	1,615
Sales and settlements	(4,971)
Foreign currency translation	337
Balance at December 31, 2019	18,597
Actual return on plan assets:
Relating to assets still held at December 31, 2020	349
Relating to assets sold during the period	6
Purchases	1,715
Sales and settlements	(1,111)
Foreign currency translation	1,720
Balance at December 31, 2020	$21,276

Future Estimates

Benefit Payments

Estimated future benefit payments to retirees, which reflect expected future service, are as follows:

	Qualified Defined Benefits		Non-Qualified Supplemental Benefits
	U.S. Plan	Non-U.S. Plans
2021	$36,044	$9,999	$4,958
2022	37,184	9,944	5,021
2023	34,679	11,333	5,406
2024	35,863	13,170	7,090
2025	33,816	11,375	1,758
2026 - 2030	146,262	69,768	22,248

Contributions

In 2021, the Company expects to contribute approximately $5.2 million to its non-US plans and currently does not expect to contribute to its U.S. plans.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
19. Accumulated Other Comprehensive Earnings (Loss)

The components of accumulated other comprehensive earnings (loss) are as follows:

	December 31, 2020	December 31, 2019
Cumulative foreign currency translation adjustments	$(66,802)	$(122,252)
Pension and other postretirement benefit plans	(88,126)	(97,525)
Changes in fair value of cash flow hedges and other	1,674	3,751
	$(153,254)	$(216,026)

Amounts reclassified from accumulated other comprehensive earnings (loss) to earnings (loss) during the year ended December 31, 2020, 2019 and 2018 were as follows:

	Years Ended December 31,
	2020	2019	2018
Foreign currency translation:
Reclassification of foreign currency translation losses to earnings	$—	$25,339	$—
Tax benefit	—	—	—
Net of tax	$—	$25,339	$—
Pension and other postretirement benefit plans:
Amortization of actuarial losses	$8,583	$759	$4,893
Amortization of prior service costs and transition obligation	1,442	2,729	3,631
Settlement and curtailment	25	961	12,565
Total before tax	10,050	4,449	21,089
Tax benefit	(2,184)	(906)	(4,459)
Net of tax	$7,866	$3,543	$16,630
Cash flow hedges:
Net (gains) losses reclassified into earnings	$(817)	$(186)	$1,950
Tax expense (benefit)	185	39	(409)
Net of tax	$(632)	$(147)	$1,541

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

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
20. Segment Information

The Company categorizes its operating companies into five reportable segments: Engineered Products, Fueling Solutions, Imaging & Identification, Pumps & Process Solutions, and Refrigeration & Food Equipment. The Company's businesses are structured around similar business models, go-to market strategies and manufacturing practices which increases management efficiency and better aligns Dover's operations with its strategic initiatives and capital allocation priorities, and provide greater transparency about performance. Operating segments are defined as the components of an enterprise for which separate financial information is available and regularly evaluated by the entity's chief operating decision maker ("CODM") or decision-making group, which is composed of Dover's executive leadership team, in making resource allocation decisions and evaluating performance.

The five reportable segments are as follows:

•Engineered Products segment is a provider of a wide range of products, software and services that have broad customer applications across a number of markets, including aftermarket vehicle service, solid waste handling, industrial automation, aerospace and defense, industrial winch and hoist, and fluid dispensing.

•Fueling Solutions segment is focused on providing components, equipment, and software and service solutions enabling safe transport of fuels and other hazardous fluids along the supply chain, as well as the safe and efficient operation of retail fueling and vehicle wash establishments.

•Imaging & Identification segment supplies precision marking and coding, product traceability and digital textile printing equipment, as well as related consumables, software and services.

•Pumps & Process Solutions segment manufactures specialty pumps, fluid handling components, plastics and polymer processing equipment, single use pumps, flow meters and connectors, and highly engineered components for rotating and reciprocating machines.

•Refrigeration & Food Equipment segment is a provider of innovative and energy-efficient equipment and systems that serve the commercial refrigeration, heating and cooling and food equipment markets.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
Segment financial information and a reconciliation of segment results to consolidated results follows:

	Years Ended December 31,
	2020	2019	2018
Revenue:
Engineered Products	$1,531,277	$1,697,557	$1,633,147
Fueling Solutions	1,476,282	1,620,177	1,465,590
Imaging & Identification	1,038,178	1,084,471	1,109,843
Pumps & Process Solutions	1,324,003	1,338,528	1,331,893
Refrigeration & Food Equipment	1,316,090	1,396,617	1,453,093
Intra-segment eliminations	(2,070)	(953)	(1,448)
Total consolidated revenue	$6,683,760	$7,136,397	$6,992,118
Net earnings:
Segment earnings (EBIT): (1)
Engineered Products	$238,167	$291,848	$252,368
Fueling Solutions	236,974	231,873	152,255
Imaging & Identification	193,473	229,484	198,902
Pumps & Process Solutions (2)	305,276	240,081	237,549
Refrigeration & Food Equipment (3)	102,872	118,832	136,119
Total segment earnings (EBIT)	1,076,762	1,112,118	977,193
Corporate expense / other (4)	126,662	124,274	129,724
Interest expense	111,937	125,818	130,972
Interest income	(3,571)	(4,526)	(8,881)
Loss on extinguishment of debt	—	23,543	—
Earnings before provision for income taxes	841,734	843,009	725,378
Provision for income taxes	158,283	165,091	134,233
Net earnings	$683,451	$677,918	$591,145
Segment margins:
Engineered Products	15.6%	17.2%	15.5%
Fueling Solutions	16.1%	14.3%	10.4%
Imaging & Identification	18.6%	21.2%	17.9%
Pumps & Process Solutions (2)	23.1%	17.9%	17.8%
Refrigeration & Food Equipment (3)	7.8%	8.5%	9.4%
Total Segments	16.1%	15.6%	14.0%
Net earnings	10.2%	9.5%	8.5%
Depreciation and amortization:
Engineered Products	$42,603	$41,032	$44,995
Fueling Solutions	72,803	75,045	68,463
Imaging & Identification	38,378	30,530	30,882
Pumps & Process Solutions	72,191	67,584	71,982
Refrigeration & Food Equipment	46,541	51,360	60,477
Corporate	6,535	6,736	5,781
Consolidated total	$279,051	$272,287	$282,580
Capital expenditures:
Engineered Products	$23,515	$38,049	$34,016
Fueling Solutions	26,903	21,780	37,232
Imaging & Identification	10,690	18,593	13,029
Pumps & Process Solutions	52,804	50,442	49,333
Refrigeration & Food Equipment	42,923	51,052	32,482
Corporate	8,857	6,888	4,902
Consolidated total	$165,692	$186,804	$170,994
(1) Segment earnings (EBIT) includes non-operating income and expense directly attributable to the segments. Non-operating income and expense includes gain on sale of businesses and other income, net.
(2) For the year ended December 31, 2019, includes a $46,946 loss on assets held for sale for Finder.
(3) For the year ended December 31, 2020, includes a $5,213 pre-tax gain on the sale of AMS Chino.
(4) Certain expenses are maintained at the corporate level and not allocated to the segments. These expenses include executive and functional compensation costs, non-service pension costs, non-operating insurance expenses, shared business services overhead costs, deal related expenses and various administrative expenses relating to the corporate headquarters.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Selected financial information by segment (continued):

Total assets at December 31:	2020	2019
Engineered Products	$1,482,430	$1,431,948
Fueling Solutions	2,125,900	2,107,045
Imaging & Identification	1,919,223	1,673,689
Pumps & Process Solutions	1,591,441	1,553,836
Refrigeration & Food Equipment	1,320,950	1,302,618
Corporate (5)	712,130	600,341
Total assets	$9,152,074	$8,669,477
(5)The significant portion of corporate assets are principally cash and cash equivalents.

	Revenue			Long-Lived Assets (6)
	Years Ended December 31,			At December 31,
	2020	2019	2018	2020	2019
United States	$3,677,285	$3,806,033	$3,619,717	$518,679	$491,732
Europe	1,482,520	1,571,901	1,572,788	289,657	261,170
Asia	745,150	863,050	867,268	61,235	60,601
Other Americas	535,091	625,707	631,164	21,174	24,174
Other	243,714	269,706	301,181	6,581	4,641
Consolidated total	$6,683,760	$7,136,397	$6,992,118	$897,326	$842,318
(6) Long-lived assets are comprised of net property, plant and equipment.

The U.S. was the largest geographical market for the Engineered Products, Fueling Solutions, Pumps & Process Solutions, and Refrigeration & Food Equipment segments, and Europe was the largest market for the Imaging & Identification segment.

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

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
21. Earnings per Share

The following table sets forth a reconciliation of the information used in computing basic and diluted earnings per share:

	Years Ended December 31,
	2020	2019	2018
Earnings from continuing operations	$683,451	$677,918	$591,145
Loss from discontinued operations, net	—	—	(20,878)
Net earnings	$683,451	$677,918	$570,267
Basic earnings per common share:
Earnings from continuing operations	$4.74	$4.67	$3.94
Loss from discontinued operations, net	$—	$—	$(0.14)
Net earnings	$4.74	$4.67	$3.80

Weighted average basic shares outstanding	144,050,000	145,198,000	149,874,000
Diluted earnings per common share:
Earnings from continuing operations	$4.70	$4.61	$3.89
Loss from discontinued operations, net	$—	$—	$(0.14)
Net earnings	$4.70	$4.61	$3.75

Weighted average diluted shares outstanding	145,393,000	146,992,000	152,133,000

The following table is a reconciliation of the share amounts used in computing earnings per share:

	Years Ended December 31,
	2020	2019	2018
Weighted average shares outstanding - Basic	144,050,000	145,198,000	149,874,000
Dilutive effect of assumed exercise of SARs and vesting of performance shares and RSUs	1,343,000	1,794,000	2,259,000
Weighted average shares outstanding - Diluted	145,393,000	146,992,000	152,133,000

Diluted earnings per share amounts are computed using the weighted average number of common shares outstanding and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of SARs and vesting of performance shares and RSUs, as determined using the treasury stock method. For the years ended December 31, 2020, 2019 and 2018, the weighted average number of anti-dilutive potential common shares excluded from the calculation above totaled 30,378, 28,096 and 1,382, respectively.

22. Stockholders' Equity

Share Repurchases

In February 2018, the Company's Board of Directors approved a standing share repurchase authorization, whereby the Company was authorized to repurchase up to 20 million shares of its common stock through December 31, 2020.

The Company suspended share repurchases in the second quarter of 2020 due to business uncertainty related to COVID-19. This temporary suspension in share repurchases was lifted during the beginning of the third quarter. During the year ended December 31, 2020 and 2019 the Company repurchased 979,165 and 1,343,622 shares of common stock at a total cost of $106,279 and $143,280 or $108.54 and $106.64 per share, respectively.

Upon expiration of the February 2018 share repurchase authorization on December 31, 2020, there were 7,380,879 shares remaining.

In November 2020, the Company's Board of Directors approved a new standing share repurchase authorization, whereby the Company may repurchase up to 20 million shares beginning on January 1, 2021 through December 31, 2023.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
23. Quarterly Data (Unaudited)

			Net Earnings
Quarter	Revenue	Gross Profit	Net Earnings	Per Share - Basic	Per Share - Diluted
2020
First	$1,655,939	$612,243	$176,279	$1.22	$1.21
Second	1,499,175	551,598	124,766	0.87	0.86
Third	1,748,256	658,729	200,300	1.39	1.38
Fourth	1,780,390	651,449	182,106	1.27	1.25
	$6,683,760	$2,474,019	$683,451	$4.74	$4.70

2019
First	$1,724,757	$623,542	$105,705	$0.73	$0.72
Second	1,810,706	672,593	198,085	1.36	1.35
Third	1,825,345	673,488	206,006	1.42	1.40
Fourth	1,775,589	651,315	168,122	1.16	1.15
	$7,136,397	$2,620,938	$677,918	$4.67	$4.61

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2020, 2019 and 2018
(In thousands)

Deferred Tax Valuation Allowance	Balance at Beginning of Year	Additions	Reductions	Balance at End of Year

Year Ended December 31, 2020	$244,153	49,130	(5,604)	$287,679

Year Ended December 31, 2019	$264,398	14,189	(34,434)	$244,153

Year Ended December 31, 2018	$238,236	26,162	—	$264,398

LIFO Reserve	Balance at Beginning of Year	Charged to Cost and Expense	Reductions	Balance at End of Year

Year Ended December 31, 2020	$11,428	357	(4,636)	$7,149

Year Ended December 31, 2019	$20,020	491	(9,083)	$11,428

Year Ended December 31, 2018	$17,571	3,474	(1,025)	$20,020

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act were effective as of December 31, 2020 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the fourth quarter of 2020, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information with respect to the corporate governance matters required to be included pursuant to this Item 10 will be included in the 2021 Proxy Statement that will be filed with the Securities and Exchange Commission pursuant to Rule 14a-6 under the Exchange Act in accordance with applicable SEC deadlines, and is incorporated in this Item 10 by reference.

As set forth below is a list of the members of our Board of Directors as of February 12, 2021.

Deborah L. DeHaas 1
Former Vice Chairman of Deloitte and Managing Partner of the Center for Board Effectiveness

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

Mary A. Winston2,4
President of WinsCo Enterprises Inc.;
Former Executive Vice President & Chief Financial Officer, Family Dollar Stores, Inc.

1 Members of Audit Committee
2 Members of Compensation Committee
3 Members of Governance & Nominating Committee
4 Members of Finance Committee

The information with respect to Section 16(a) reporting compliance required to be included in this Item 10 will be included in our 2021 Proxy Statement and is incorporated in this Item 10 by reference.

The Company has adopted a code of ethics that applies to its chief executive officer and senior financial officers. A copy of this code of ethics can be found on our website at www.dovercorporation.com. In the event of any amendment to, or waiver from, the code of ethics, we will publicly disclose the amendment or waiver by posting the information on our website.

ITEM 11. EXECUTIVE COMPENSATION

The information with respect to executive compensation and the compensation committee required to be included pursuant to this Item 11 will be included in our 2021 Proxy Statement and is incorporated in this Item 11 by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information regarding security ownership of certain beneficial owners and management that is required to be included pursuant to this Item 12 will be included in our 2021 Proxy Statement and is incorporated in this Item 12 by reference.

Equity Compensation Plans

The Equity Compensation Plan Table below presents information regarding our equity compensation plans at December 31, 2020:

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (2)
Equity compensation plans approved by stockholders	3,310,819	$79.36	5,613,856
Equity compensation plans not approved by stockholders	—	—	—
Total	3,310,819	$79.36	5,613,856

1.Column (a) includes shares issuable pursuant to outstanding SARs, restricted stock units and performance share awards under the Company's 2012 Equity and Cash Incentive Plan (the "2012 Plan") and the 2005 Equity and Cash Incentive Plan (the "2005 Plan"). Performance shares are subject to satisfaction of the applicable performance criteria over a three-year performance period. Restricted stock unit and performance share awards are not reflected in the weighted exercise price in column (b) as these awards do not have an exercise price.

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

As of December 31, 2020, equity securities have been authorized for issuance to employees and/or non-employee directors under the 2012 Plan and its predecessor plan, the 2005 Plan. Although the 2005 Plan has expired and no further awards may be granted under the Plan, there remain outstanding stock-settled appreciation rights under the 2005 Plan, which are reflected in Column (a) of the table.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information with respect to any director independence, related party transaction policies and any reportable transaction, business relationship, or indebtedness between the Company and the beneficial owners of more than 5% of the Common Stock, the directors or nominees for director of the Company, the executive officers of the Company, or the members of the immediate families of such individuals that are required to be included pursuant to this Item 13 will be included in the 2021 Proxy Statement and is incorporated in this Item 13 by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information with respect to the Company’s relationship with its independent registered public accounting firm and fees paid thereto required to be included pursuant to this Item 14 will be included in the 2021 Proxy Statement and is incorporated in this Item 14 by reference.

The information with respect to audit committee pre-approval policies and procedures required to be included pursuant to this Item 14 will be included in the 2021 Proxy Statement and is incorporated in this Item 14 by reference.

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

(3)(ii)
Amended and Restated By-Laws of the Company, effective as of February 14, 2020, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 19, 2020 (SEC File No. 001-04018), are incorporated by reference.

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

(4.19)
Description of Dover Corporation's securities registered pursuant to Section 12 of the Exchange Act, filed as Exhibit 4.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019 (SEC File No. 001-04018), is incorporated by reference.

The Company agrees to furnish to the Securities and Exchange Commission upon request, a copy of any instrument with respect to long-term debt under which the total amount of securities authorized does not exceed 10 percent of the total consolidated assets of the Company.
(10.1)
Dover Corporation Senior Executive Change-in-Control Severance Plan, as amended and restated effective November 1, 2018, as filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K for the period ended December 31, 2018 (SEC File No. 001-04018), is incorporated by reference.*

(10.2)
Dover Corporation Executive Officer Annual Incentive Plan, as amended and restated as of January 1, 2009, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed May 13, 2009 (SEC File No. 001-04018), is incorporated by reference.*

(10.3)
First Amendment to the Dover Corporation Executive Officer Annual Incentive Plan, as amended November 14, 2019, filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019 (SEC File No. 001-04018), is incorporated by reference.*

(10.4)
Dover Corporation Deferred Compensation Plan, as amended and restated as of September 21, 2020, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2020 (SEC File No. 001-04018), is incorporated by reference.*

(10.5)
Dover Corporation 2005 Equity and Cash Incentive Plan, amended and restated as of January 1, 2009, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 13, 2009 (SEC File No. 001-04018), is incorporated by reference.*

(10.6)
Amendment No. 1 to the Dover Corporation 2005 Equity and Cash Incentive Plan (Amended and Restated as of January 1, 2009), filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014 (SEC File No. 001-04018), is incorporated by reference.*

(10.7)
Amendment No. 1 to the Dover Corporation 2012 Equity and Cash Incentive Plan, filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (SEC File No. 001-04018), is incorporated by reference.*

(10.8)
Form of award grant letter for SSAR grants made under the Dover Corporation 2005 Equity and Cash Incentive Plan, filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the period ended December 31, 2011 (SEC File No. 001-04018), is incorporated by reference.*

(10.9)
Dover Corporation Pension Replacement Plan (formerly the Supplemental Executive Retirement Plan), as amended and restated as of January 1, 2010, filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009 (SEC File No. 001-04018), is incorporated by reference.*

(10.10)
First Amendment to the Dover Corporation Pension Replacement Plan, as amended and restated as of January 1, 2010, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2013 (SEC File No. 001-04018), is incorporated by reference.*

(10.11)
Second Amendment, dated as of November 28, 2016, to the Dover Corporation Pension Replacement Plan, as amended and restated as of January 1, 2010, filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2016 (SEC File No. 001-04018), is incorporated by reference.*

(10.12)
Third Amendment, dated as of May 8, 2018, to the Dover Corporation Pension Replacement Plan, as amended and restated as of January 1, 2010, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2018 (SEC File No. 001-04018), is incorporated by reference.*

(10.13)
Dover Corporation Executive Severance Plan, as amended and restated effective November 1, 2018, as filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K for the period ended December 31, 2018 (SEC File No. 001-04018), is incorporated by reference.*

(10.15)
Dover Corporation 2012 Equity and Cash Incentive Plan, effective as of May 3, 2012, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2012 (SEC File No. 001-04018), is incorporated by reference.*

(10.16)
Amendment No. 2, adopted and effective as of August 6, 2014, to the Dover Corporation 2012 Equity and Cash Incentive Plan, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2014 (SEC File No. 001-04018), is incorporated by reference.*

(10.17)
Form of award grant letter for SSAR grants made under the Dover Corporation 2012 Equity and Cash Incentive Plan, filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (SEC File No. 001-04018), is incorporated by reference.*

(10.18)
Form of award grant letter for SSAR grants made under the Dover Corporation 2012 Equity and Cash Incentive Plan, filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2014 (SEC File No. 001-04018), is incorporated by reference.*

(10.19)
Form of award grant letter for SSAR grants made under the Dover Corporation 2012 Equity and Cash Incentive Plan, filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K for the period ended December 31, 2014 (SEC File No. 001-04018), is incorporated by reference.*

(10.20)
Form of award grant letter for SSAR grants made under the Dover Corporation 2012 Equity and Cash Incentive Plan, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2016 (SEC File No. 001-04018), is incorporated by reference.*

(10.21)
Form of award grant letter for SSAR grants made under the Dover Corporation 2012 Equity and Cash Incentive Plan, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2017 (SEC File No. 001-04018), is incorporated by reference.*

(10.22)
Form of award grant letter for SSAR grants made under the Dover Corporation 2012 Equity and Cash Incentive Plan, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2018 (SEC File No. 001-04018), is incorporated by reference.*

(10.23)
Form of award grant letter for SSAR grants made under the Dover Corporation 2012 Equity and Cash Incentive Plan, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2019 (SEC File No. 001-04019), is incorporated by reference.*

(10.24)
Form of award grant letter for SSAR grants made under the Dover Corporation 2012 Equity and Cash Incentive Plan, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2020 (SEC File No. 001-04019), is incorporated by reference.*

(10.25)
Form of award grant letter for cash performance awards made under the Dover Corporation 2012 Equity and Cash Incentive Plan, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2019 (SEC File No. 001-04018), is incorporated by reference.*

(10.26)
Form of award grant letter for cash performance awards made under the Dover Corporation 2012 Equity and Cash Incentive Plan, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2020 (SEC File No. 001-04018), is incorporated by reference.*

(10.27)
Form of award grant letter for performance share awards made under the Dover Corporation 2012 Equity and Cash Incentive Plan, filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2019 (SEC File No. 001-04018), is incorporated by reference.*

(10.28)
Form of award grant letter for performance share awards made under the Dover Corporation 2012 Equity and Cash Incentive Plan, filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2020 (SEC File No. 001-04018), is incorporated by reference.*

(10.29)
Form of Restricted Stock Unit Award Letter under the Dover Corporation 2012 Equity and Cash Incentive Plan, filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2018 (SEC File No. 001-04018), is incorporated by reference.*

(10.30)
Form of Restricted Stock Unit Award Letter under the Dover Corporation 2012 Equity and Cash Incentive Plan, filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2019 (SEC File No. 001-04018), is incorporated by reference.*

(10.31)
Form of Restricted Stock Unit Award Letter under the Dover Corporation 2012 Equity and Cash Incentive Plan, filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2020 (SEC File No. 001-04018), is incorporated by reference.*

(10.32)
Employment Agreement of Richard J. Tobin dated March 16, 2018, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 20, 2018 (SEC File No. 001-04018), is incorporated by reference.*

(10.33)
Five-Year Credit Agreement, dated as of October 4, 2019, among the Company, the Borrowing Subsidiaries party thereto from time to time, the Lenders party thereto, and JPMorgan Chase Bank, N.A, as Administrative Agent, filed as Exhibit 10.01 to the Company’s Current Report on Form 8-K filed October 10, 2019 (SEC File No. 001-04018), is incorporated by reference.

(10.34)
Employee Matters Agreement, dated May 9, 2018, by and between Dover Corporation and Apergy Corporation, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 11, 2018 (SEC File No. 001-04018), is incorporated by reference.

(10.35)
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
(101)
The following materials from Dover Corporation's Annual Report on Form 10-K for the year ended December 31, 2020 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Earnings, (ii) Consolidated Statements of Comprehensive Earnings (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements. (1)

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

DOVER CORPORATION

/s/ Richard J. Tobin
Richard J. Tobin
President and Chief Executive Officer
Date:	February 12, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated. Each of the undersigned, being a director or officer of Dover Corporation (the “Company”), hereby constitutes and appoints Richard J. Tobin, Brad M. Cerepak and Ivonne M. Cabrera and each of them (with full power to each of them to act alone), his or her true and lawful attorney-in-fact and agent for him or her and in his or her name, place and stead in any and all capacities, to sign the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 under the Securities Exchange Act of 1934, as amended, and any and all amendments thereto, and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission and any other appropriate authority, granting unto such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing required and necessary to be done in and about the premises in order to effectuate the same as fully to all intents and purposes as he or she might or could do if personally present, hereby ratifying and confirming all that such attorneys-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ Michael F. Johnston	Chairman, Board of Directors	February 12, 2021
Michael F. Johnston

/s/ Richard J. Tobin	Chief Executive Officer, President and Director (Principal Executive Officer)	February 12, 2021
Richard J. Tobin

/s/ Brad M. Cerepak	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 12, 2021
Brad M. Cerepak

/s/ Ryan W. Paulson	Vice President, Controller (Principal Accounting Officer)	February 12, 2021
Ryan W. Paulson

/s/ Deborah L. DeHaas	Director	February 12, 2021
Deborah L. DeHaas

/s/ H. John Gilbertson, Jr.	Director	February 12, 2021
H. John Gilbertson, Jr.

/s/ Kristiane C. Graham	Director	February 12, 2021
Kristiane C. Graham

Signature	Title	Date

/s/ Eric A. Spiegel	Director	February 12, 2021
Eric A. Spiegel

/s/ Stephen M. Todd	Director	February 12, 2021
Stephen M. Todd

/s/ Stephen K. Wagner	Director	February 12, 2021
Stephen K. Wagner

/s/ Keith E. Wandell	Director	February 12, 2021
Keith E. Wandell

/s/ Mary A. Winston	Director	February 12, 2021
Mary A. Winston