Form 10-Q
period 2021-03-31
DOVER Corp
filed 2021-04-20
CIK 29905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
or
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
Yes ☑  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12-b-2 of the Exchange Act.

Large Accelerated Filer	☑	Accelerated Filer	☐	Emerging Growth Company	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☑
The number of shares outstanding of the Registrant’s common stock as of April 13, 2021 was 143,927,272.

Dover Corporation
Form 10-Q

Item 1. Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue	$1,867,901	$1,655,939
Cost of goods and services	1,146,353	1,043,696
Gross profit	721,548	612,243
Selling, general and administrative expenses	408,998	386,941
Operating earnings	312,550	225,302
Interest expense	26,823	27,268
Interest income	(680)	(1,183)
Gain on sale of a business	—	(6,551)
Other income, net	(2,843)	(7,732)
Earnings before provision for income taxes	289,250	213,500
Provision for income taxes	56,481	37,221
Net earnings	$232,769	$176,279

Net earnings per share:
Basic	$1.62	$1.22
Diluted	$1.61	$1.21
Weighted average shares outstanding:
Basic	143,765	144,259
Diluted	144,938	145,782

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net earnings	$232,769	$176,279
Other comprehensive (loss) earnings, net of tax
Foreign currency translation adjustments:
Foreign currency translation losses	(12,971)	(93,554)
Total foreign currency translation adjustments (net of $(10,492) and $(5,139) tax provision, respectively)	(12,971)	(93,554)
Pension and other post-retirement benefit plans:
Amortization of actuarial losses included in net periodic pension cost	2,374	1,669
Amortization of prior service costs included in net periodic pension cost	208	286
Total pension and other post-retirement benefit plans (net of $(773) and $(568) tax provision, respectively)	2,582	1,955
Changes in fair value of cash flow hedges:
Unrealized net gains (losses) arising during period	4,324	(5,074)
Net (gains) losses reclassified into earnings	(1,411)	1,121
Total cash flow hedges (net of $(871) and $1,121 tax (provision) benefit, respectively)	2,913	(3,953)
Other comprehensive earnings (loss), net of tax	(7,476)	(95,552)
Comprehensive earnings	$225,293	$80,727

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$536,512	$513,075
Receivables, net of allowances of $39,641 and $40,474	1,240,516	1,137,223
Inventories, net	900,607	835,804
Prepaid and other current assets	137,450	133,085
Total current assets	2,815,085	2,619,187
Property, plant and equipment, net	881,131	897,326
Goodwill	4,046,552	4,072,542
Intangible assets, net	1,040,057	1,083,772
Other assets and deferred charges	488,068	479,247
Total assets	$9,270,893	$9,152,074

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$911,074	$853,942
Accrued compensation and employee benefits	202,096	239,750
Deferred revenue	195,201	184,845
Accrued insurance	102,000	98,954
Other accrued expenses	335,555	343,637
Federal and other income taxes	29,436	17,670
Total current liabilities	1,775,362	1,738,798
Long-term debt	3,063,374	3,108,829
Deferred income taxes	314,165	298,423
Noncurrent income tax payable	49,937	49,937
Other liabilities	568,911	570,314
Stockholders' equity:
Total stockholders' equity	3,499,144	3,385,773
Total liabilities and stockholders' equity	$9,270,893	$9,152,074

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Common stock $1 par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total stockholders' equity
Balance at December 31, 2020	$258,982	$868,882	$8,608,284	$(153,254)	$(6,197,121)	$3,385,773
Net earnings	—	—	232,769	—	—	232,769
Dividends paid ($0.495 per share)	—	—	(71,344)	—	—	(71,344)
Common stock issued for the exercise of share-based awards	356	(30,809)	—	—	—	(30,453)
Stock-based compensation expense	—	11,521	—	—	—	11,521
Common stock acquired	—	—	—	—	(21,637)	(21,637)
Other comprehensive loss, net of tax	—	—	—	(7,476)	—	(7,476)
Other, net	—	(9)	—	—	—	(9)
Balance at March 31, 2021	$259,338	$849,585	$8,769,709	$(160,730)	$(6,218,758)	$3,499,144

	Common stock $1 par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total stockholders' equity
Balance at December 31, 2019	$258,552	$869,719	$8,211,257	$(216,026)	$(6,090,842)	$3,032,660
Adoption of ASU 2016-13	—	—	(2,112)	—	—	(2,112)
Net earnings	—	—	176,279	—	—	176,279
Dividends paid ($0.49 per share)	—	—	(70,899)	—	—	(70,899)
Common stock issued for the exercise of share-based awards	193	(10,212)	—	—	—	(10,019)
Stock-based compensation expense	—	3,252	—	—	—	3,252
Common stock acquired	—	—	—	—	(52,916)	(52,916)
Other comprehensive loss, net of tax	—	—	—	(95,552)	—	(95,552)
Other, net	—	(12)	—	—	—	(12)
Balance at March 31, 2020	$258,745	$862,747	$8,314,525	$(311,578)	$(6,143,758)	$2,980,681

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Operating Activities:
Net earnings	$232,769	$176,279
Adjustments to reconcile net earnings to cash from operating activities:
Depreciation and amortization	73,806	68,752
Stock-based compensation expense	11,521	3,252
Gain on sale of a business	—	(6,551)
Other, net	(9,031)	(17,358)
Cash effect of changes in assets and liabilities:
Accounts receivable, net	(116,320)	(25,313)
Inventories	(75,421)	(61,936)
Prepaid expenses and other assets	(22,005)	(8,654)
Accounts payable	63,766	(34,945)
Accrued compensation and employee benefits	(34,894)	(67,247)
Accrued expenses and other liabilities	22,945	35,021
Accrued and deferred taxes, net	30,048	14,563
Net cash provided by operating activities	177,184	75,863
Investing Activities:
Additions to property, plant and equipment	(31,260)	(40,172)
Acquisitions, net of cash acquired	—	(208,421)
Proceeds from sale of property, plant and equipment	5,845	1,232
Proceeds from sale of businesses	—	16,850
Other	(4,157)	—
Net cash used in investing activities	(29,572)	(230,511)
Financing Activities:
Repurchase of common stock	(21,637)	(52,916)
Change in notes payable	—	415,300
Dividends paid to stockholders	(71,344)	(70,899)
Payments to settle employee tax obligations on exercise of share-based awards	(30,453)	(10,019)
Other	(805)	(512)
Net cash (used in) provided by financing activities	(124,239)	280,954
Effect of exchange rate changes on cash and cash equivalents	64	(14,652)
Net increase in cash and cash equivalents	23,437	111,654
Cash and cash equivalents at beginning of period	513,075	397,253
Cash and cash equivalents at end of period	$536,512	$508,907

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

1. Basis of Presentation

The accompanying unaudited interim Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim periods and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America ("GAAP") for complete financial statements. These unaudited interim Condensed Consolidated Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes for Dover Corporation ("Dover" or the "Company") for the year ended December 31, 2020, included in the Company's Annual Report on Form 10-K filed with the SEC on February 12, 2021. The year end Condensed Consolidated Balance Sheet was derived from audited financial statements. Certain amounts in the prior periods have been reclassified to conform to the current year presentation.

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
Over 95% of the Company’s performance obligations are recognized at a point in time that relate to the manufacture and sale of a broad range of products and components. Revenue is recognized when control transfers to the customer upon shipment or completion of installation, testing, certification, or other substantive acceptance provisions required under the contract. Less than 5% of the Company’s revenue is recognized over time and relates to the sale of equipment or services in which the customer receives the benefit as they are performed or controls the assets being created, or engineered to order equipment that have no alternative use and in which the contract specifies the Company has a right to payment for its costs, plus a reasonable margin.

Revenue from contracts with customers is disaggregated by segment and geographic location, as they best depict the nature and amount of the Company’s revenue. See Note 17 — Segment Information for revenue by segment and geographic location.
At March 31, 2021, we estimated that $291 million in revenue is expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. We expect to recognize approximately 77% of our unsatisfied (or partially unsatisfied) performance obligations as revenue through 2022, with the remaining balance to be recognized in 2023 and thereafter.

The following table provides information about contract assets and contract liabilities from contracts with customers:

	March 31, 2021	December 31, 2020	December 31, 2019
Contract assets	$14,483	$15,020	$14,894
Contract liabilities - current	195,201	184,845	104,901
Contract liabilities - non-current	20,811	13,921	10,921

In the fourth quarter of 2020, the Company adjusted its prior year balance sheet classification and footnote disclosure related to certain upfront cash consideration received from customers that should have been classified as contract liabilities (included in deferred revenue or other liabilities) rather than customer deposits (included in accounts payable).

The revenue recognized during the three months ended March 31, 2021 and 2020 that was included in contract liabilities at the beginning of the period, inclusive of adjustments, amounted to $104,617 and $51,905, respectively.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
3. Acquisitions

2021 Acquisitions

There were no acquisitions during the three months ended March 31, 2021.

2020 Acquisitions

During the three months ended March 31, 2020, the Company acquired two businesses in separate transactions for total consideration of $208,421, net of cash acquired. These businesses were acquired to complement and expand upon existing operations within the Engineered Products and Imaging & Identification segments. The goodwill recorded as a result of these acquisitions represents the economic benefits expected to be derived from product line expansions and operational synergies. Goodwill in the amount of $33,125 is deductible for U.S. income tax purposes and goodwill in the amount of $92,256 is non-deductible for U.S. income tax purposes for these acquisitions.

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

2021

There were no dispositions for the three months ended March 31, 2021.

2020

On March 6, 2020, the Company completed the sale of the Chino, California branch of The AMS Group ("AMS Chino"), a wholly owned subsidiary of the Company. The Company recognized total consideration of $16,850, which included a working capital adjustment. This sale resulted in a pre-tax gain on sale of $6,551 included within the Condensed Consolidated Statements of Earnings and within the Refrigeration & Food Equipment Segment for the three months ended March 31, 2020. The sale did not represent a strategic shift that had a major effect on operations and financial results and, therefore, did not qualify for presentation as a discontinued operation.

5. Inventories, net

	March 31, 2021	December 31, 2020
Raw materials	$516,008	$497,604
Work in progress	193,691	152,360
Finished goods	314,525	304,760
Subtotal	1,024,224	954,724
Less reserves	(123,617)	(118,920)
Total	$900,607	$835,804

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
6. Property, Plant and Equipment, net

	March 31, 2021	December 31, 2020
Land	$60,567	$60,287
Buildings and improvements	569,109	570,366
Machinery, equipment and other	1,767,836	1,772,772
Property, plant and equipment, gross	2,397,512	2,403,425
Accumulated depreciation	(1,516,381)	(1,506,099)
Property, plant and equipment, net	$881,131	$897,326

Depreciation expense totaled $38,194 and $34,555 for the three months ended March 31, 2021 and 2020, respectively.

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

The Company is exposed to credit losses primarily through sales of products and services. Due to the short-term nature of such receivables, the estimate of amount of accounts receivable that may not be collected is based on aging of the accounts receivable balances and other historical and forward-looking information on the financial condition of customers. Balances are written off when determined to be uncollectible.

The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected.

	2021	2020
Beginning Balance, December 31 of the Prior Year	$40,474	$29,381
Adoption of ASU 2016-13, cumulative-effect adjustment to retained earnings	—	2,706
Provision for expected credit losses, net of recoveries	112	3,703
Amounts written off charged against the allowance	(973)	(811)
Other, including dispositions and foreign currency translation	28	(1,078)
Ending balance, March 31	$39,641	$33,901

8. Goodwill and Other Intangible Assets
The changes in the carrying value of goodwill by reportable operating segments were as follows:

	Engineered Products	Fueling Solutions	Imaging & Identification	Pumps & Process Solutions	Refrigeration & Food Equipment	Total
Balance at December 31, 2020	$682,985	$940,973	$1,117,589	$786,280	$544,715	$4,072,542
Purchase price adjustments	—	843	(1,926)	(225)	—	(1,308)
Foreign currency translation	(4,401)	(684)	(15,222)	(3,761)	(614)	(24,682)
Balance at March 31, 2021	$678,584	$941,132	$1,100,441	$782,294	$544,101	$4,046,552

During the three months ended March 31, 2021, the Company recorded purchase price adjustments that reduced goodwill by $1,308, principally related to working capital adjustments for 2020 acquisitions within the Fueling Solutions, Imaging & Identification, and Pumps & Process Solutions segments.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
The Company’s definite-lived and indefinite-lived intangible assets by major asset class were as follows:

	March 31, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Customer intangibles	$1,545,214	$851,227	$693,987	$1,559,771	$834,798	$724,973
Trademarks	231,560	107,093	124,467	233,205	103,907	129,298
Patents	162,185	141,440	20,745	163,299	141,182	22,117
Unpatented technologies	179,039	115,129	63,910	180,947	113,404	67,543
Distributor relationships	86,108	52,474	33,634	87,028	51,611	35,417
Drawings & manuals	28,135	25,851	2,284	29,198	26,193	3,005
Other	23,897	19,657	4,240	23,901	19,324	4,577
Total	2,256,138	1,312,871	943,267	2,277,349	1,290,419	986,930
Unamortized intangible assets:
Trademarks	96,790	—	96,790	96,842	—	96,842
Total intangible assets, net	$2,352,928	$1,312,871	$1,040,057	$2,374,191	$1,290,419	$1,083,772

Amortization expense was $35,612 and $34,197, respectively, including acquisition-related intangible amortization of $35,173 and $33,817 for the three months ended March 31, 2021 and 2020, respectively.

9. Restructuring Activities

The Company's restructuring charges by segment were as follows:

	Three Months Ended March 31,
	2021	2020
Engineered Products	$3,991	$358
Fueling Solutions	49	1,475
Imaging & Identification	690	256
Pumps & Process Solutions	(17)	3,846
Refrigeration & Food Equipment	1,061	560
Corporate	661	846
Total	$6,435	$7,341

These amounts are classified in the Condensed Consolidated Statements of Earnings as follows:
Cost of goods and services	$3,907	$1,542
Selling, general and administrative expenses	2,528	5,799
Total	$6,435	$7,341

The restructuring expenses of $6,435 incurred during the three months ended March 31, 2021 were primarily the result of restructuring programs initiated in 2020 in response to lower demand conditions, asset charges related to a product line exit and broad-based operational efficiency initiatives focusing on footprint consolidation and IT centralization. Additional programs, beyond the scope of the announced programs, may be implemented during 2021 with related restructuring charges.

The $6,435 of restructuring charges incurred during the first quarter of 2021 primarily included the following items:
•The Engineered Products segment recorded $3,991 of restructuring charges related principally to asset charges related to a product line exit.

•The Fueling Solutions segment recorded $49 of restructuring charges primarily due to headcount reductions.

•The Imaging & Identification segment recorded restructuring charges of $690 principally related to headcount reductions.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

•The Pumps & Process Solutions segment recorded $17 of restructuring benefit primarily due to a true-up of facility exit costs.

•The Refrigeration & Food Equipment segment recorded $1,061 of restructuring expense primarily due to headcount reductions and facility restructuring costs.

•Corporate recorded $661 of restructuring charges primarily related to exit costs associated with IT centralization initiatives.

The Company’s severance and exit accrual activities were as follows:

	Severance	Exit		Total
Balance at December 31, 2020	$10,547	$4,366		$14,913
Restructuring charges	2,055	4,380		6,435
Payments	(5,105)	(2,595)		(7,700)
Other, including foreign currency translation	(207)	(4,061)	(1)	(4,268)
Balance at March 31, 2021	$7,290	$2,090		$9,380
(1) Other activity in exit reserves primarily represents asset charges related to a product line exit.

10. Borrowings

Borrowings consisted of the following:

		Carrying amount (1)
	Principal	March 31, 2021	December 31, 2020
Long-term
3.15% 10-year notes due November 15, 2025	$400,000	$396,884	$396,716
1.25% 10-year notes due November 9, 2026 (euro-denominated)	€600,000	699,283	724,310
0.750% 8-year notes due November 4, 2027 (euro denominated)	€500,000	582,232	603,107
6.65% 30-year debentures due June 1, 2028	$200,000	199,280	199,255
2.950% 10-year notes due November 4, 2029	$300,000	296,744	296,650
5.375% 30-year debentures due October 15, 2035	$300,000	296,372	296,309
6.60% 30-year notes due March 15, 2038	$250,000	248,081	248,053
5.375% 30-year notes due March 1, 2041	$350,000	344,498	344,429
Total long-term debt		$3,063,374	$3,108,829
(1) Carrying amount is net of unamortized debt discount and deferred debt issuance costs. Total unamortized debt discounts were
$16.8 million and $17.6 million as of March 31, 2021 and December 31, 2020, respectively. Total deferred debt issuance costs were $13.9 million and $14.4 million as of March 31, 2021 and December 31, 2020, respectively.

As of March 31, 2021, the Company maintained a $1.0 billion five-year unsecured revolving credit facility (the "Credit Agreement") with a syndicate of banks which expires on October 4, 2024. At the Company's election, loans under the Credit Agreement will bear interest at a base rate plus an applicable margin. The Credit Agreement requires the Company to pay a facility fee and imposes various restrictions on the Company such as, among other things, a requirement to maintain a minimum interest coverage ratio of EBITDA to consolidated net interest expense of not less than 3.0 to 1. The Company uses the Credit Agreement principally as liquidity back-up for its commercial paper program. On March 16, 2020, the Company borrowed $500 million under the Credit Agreement, which was subsequently repaid in full during the second quarter with proceeds from resumed commercial paper borrowings. Proceeds from the Credit Agreement borrowing were used to repay all of the Company's outstanding commercial paper and for general corporate purposes.

The Company was in compliance with all covenants in the Credit Agreement and other long-term debt covenants at March 31, 2021 and had an interest coverage ratio of consolidated EBITDA to consolidated net interest expense of 12.1 to 1.

As of March 31, 2021, the Company had approximately $145.7 million outstanding in letters of credit, surety bonds, and performance and other guarantees which expire on various dates through 2029. These letters of credit and bonds are primarily issued as security for insurance, warranty and other performance obligations. In general, we would only be liable for the amount of these guarantees in the event of default in the performance of our obligations.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

11. Financial Instruments

Derivatives

The Company is exposed to market risk for changes in foreign currency exchange rates due to the global nature of its operations and certain commodity risks. In order to manage these risks, the Company has hedged portions of its forecasted sales and purchases to occur within the next twelve months that are denominated in non-functional currencies, with currency forward contracts designated as cash flow hedges. At March 31, 2021 and December 31, 2020, the Company had contracts with total notional amounts of $177,216 and $173,674, respectively, to exchange currencies, principally Euro, Pound Sterling, Swedish Krona, Chinese Yuan, Canadian Dollar, and Swiss Franc. The Company believes it is probable that all forecasted cash flow transactions will occur.

In addition, the Company had outstanding contracts with a total notional amount of $77,916 and $73,755 as of March 31, 2021 and December 31, 2020, respectively, that are not designated as hedging instruments. These instruments are used to reduce the Company's exposure for operating receivables and payables that are denominated in non-functional currencies. Gains and losses on these contracts are recorded in other income, net in the Condensed Consolidated Statements of Earnings.

The following table sets forth the fair values of derivative instruments held by the Company as of March 31, 2021 and December 31, 2020 and the balance sheet lines in which they are recorded:

	Fair Value Asset (Liability)
	March 31, 2021	December 31, 2020	Balance Sheet Caption
Foreign currency forward	$4,184	$2,325	Prepaid and other current assets
Foreign currency forward	(744)	(2,057)	Other accrued expenses

For a cash flow hedge, the change in estimated fair value of a hedging instrument is recorded in accumulated other comprehensive (loss) earnings as a separate component of the Condensed Consolidated Statements of Stockholders' Equity and is reclassified into revenues and cost of goods and services in the Condensed Consolidated Statements of Earnings during the period in which the hedged transaction is settled. The amount of gains or losses from hedging activity recorded in earnings is not significant, and the amount of unrealized gains and losses from cash flow hedges that are expected to be reclassified to earnings in the next twelve months is not significant; therefore, additional tabular disclosures are not presented. There are no amounts excluded from the assessment of hedge effectiveness and the Company's derivative instruments that are subject to credit risk contingent features were not significant.

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

Amounts recognized in other comprehensive earnings for the gains (losses) on net investment hedges were as follows:

	Three Months Ended March 31,
	2021	2020
Gain on euro-denominated debt	$46,433	$23,624
Tax expense	(10,492)	(5,139)
Net gain on net investment hedges, net of tax	$35,941	$18,485

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

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
	Level 2	Level 2
Assets:
Foreign currency cash flow hedges	$4,184	$2,325
Liabilities:
Foreign currency cash flow hedges	744	2,057

In addition to fair value disclosure requirements related to financial instruments carried at fair value, accounting standards require interim disclosures regarding the fair value of all of the Company’s financial instruments.

The estimated fair value of long-term debt, net at March 31, 2021 and December 31, 2020, was $3,460,123 and $3,635,673, respectively. The estimated fair value of long-term debt is based on quoted market prices for similar instruments and is, therefore, classified as Level 2 within the fair value hierarchy.

The carrying values of cash and cash equivalents, trade receivables, accounts payable and notes payable are reasonable estimates of their fair values as of March 31, 2021 and December 31, 2020 due to the short-term nature of these instruments.

12. Income Taxes

The effective tax rates for the three months ended March 31, 2021 and 2020 were 19.5% and 17.4%, respectively. The increase in the effective tax rate for the three months ended March 31, 2021 relative to the prior comparable period was primarily driven by favorable audit settlements in the prior year.

Dover and its subsidiaries file tax returns in the U.S., including various state and local returns, and in other foreign jurisdictions. We believe adequate provision has been made for all income tax uncertainties. The Company is routinely audited by taxing authorities in its filing jurisdictions, and a number of these audits are currently underway. The Company believes that within the next twelve months uncertain tax positions may be resolved and statutes of limitations will expire, which could result in a decrease in the gross amount of unrecognized tax benefits of approximately zero to $13.4 million.

13. Equity Incentive Program

The Company typically grants equity awards annually at its regularly scheduled first quarter meeting of the Compensation Committee of the Board of Directors. During the three months ended March 31, 2021, the Company issued stock-settled appreciation rights ("SARs") covering 411,814 shares, performance share awards of 50,371 and restricted stock units ("RSUs") of 82,469.

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

The assumptions used in determining the fair value of the SARs awarded during the respective periods were as follows:

	SARs
	2021	2020
Risk-free interest rate	0.59%	1.44%
Dividend yield	1.62%	1.65%
Expected life (years)	5.5	5.5
Volatility	30.49%	22.76%

Grant price	$122.73	$119.86
Fair value per share at date of grant	$29.08	$22.54

The performance share awards granted in 2021 and 2020 are market condition awards as attainment is based on Dover's performance relative to its peer group (companies listed under the S&P 500 Industrials sector) for the relevant performance period. The performance period and vesting period for these awards is three years. These awards were valued on the date of grant using the Monte Carlo simulation model (a binomial lattice-based valuation model), and are generally recognized ratably over the vesting period, and the fair value is not subject to change based on future market conditions. The assumptions used in determining the fair value of the performance shares granted in the respective periods were as follows:

	Performance Shares
	2021	2020
Risk-free interest rate	0.19%	1.40%
Dividend yield	1.62%	1.65%
Expected life (years)	2.9	2.9
Volatility	31.90%	23.30%

Grant price	$122.73	$119.86
Fair value per share at date of grant	$148.29	$165.71

The Company also has granted RSUs, and the fair value of these awards was determined using Dover's closing stock price on the date of grant.

Stock-based compensation is reported within selling, general and administrative expenses in the Condensed Consolidated Statements of Earnings. The following table summarizes the Company’s compensation expense relating to all stock-based incentive plans:

	Three Months Ended March 31,
	2021	2020
Pre-tax stock-based compensation expense	$11,521	$3,252
Tax benefit	(1,222)	(349)
Total stock-based compensation expense, net of tax	$10,299	$2,903

The increase in stock-based compensation expense for the three months ended March 31, 2021 compared to the prior comparable period was primarily due to plan amendments in the current year accelerating the vesting on shares awarded to retirement-eligible employees and lower performance share attainment rates in the prior year.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
14. Commitments and Contingent Liabilities

Litigation

Certain of the Company’s subsidiaries are involved in legal proceedings relating to the cleanup of waste disposal sites identified under federal and state statutes that provide for the allocation of such costs among "potentially responsible parties." In each instance, the extent of the Company’s liability appears to be very small in relation to the total projected expenditures and the number of other "potentially responsible parties" involved and is anticipated to be immaterial to the Company. In addition, certain of the Company’s subsidiaries are involved in ongoing remedial activities at certain current and former plant sites, in cooperation with regulatory agencies, and appropriate estimated liabilities have been established. At March 31, 2021 and December 31, 2020, the Company had estimated liabilities totaling $29,296 and $30,431, respectively, for environmental and other matters, including private party claims for exposure to hazardous substances that are probable and estimable.

The Company and certain of its subsidiaries are also parties to a number of other legal proceedings incidental to their businesses. These proceedings primarily involve claims by private parties alleging injury arising out of use of the Company’s products, patent infringement, employment matters, and commercial disputes. Management and legal counsel, at least quarterly, review the probable outcome of such proceedings, the costs and expenses reasonably expected to be incurred and currently accrued to-date, and the availability and extent of insurance coverage. The Company has estimated liabilities for legal matters that are probable and estimable, and at March 31, 2021 and December 31, 2020, these estimated liabilities were not significant. While it is not possible at this time to predict the outcome of these legal actions, in the opinion of management, based on the aforementioned reviews, the Company is not currently involved in any legal proceedings which, individually or in the aggregate, could have a material effect on its financial position, results of operations, or cash flows.

Warranty Accruals

Estimated warranty program claims are provided for at the time of sale of the Company's products. Amounts provided for are based on historical costs and adjusted for new claims and are included within other accrued expenses and other liabilities in the Condensed Consolidated Balance Sheet. The changes in the carrying amount of product warranties through March 31, 2021 and 2020, were as follows:

	2021	2020
Beginning Balance, December 31 of the Prior Year	$51,088	$49,116
Provision for warranties	18,897	13,360
Settlements made	(17,760)	(15,526)
Other adjustments, including acquisitions and currency translation	(839)	(1,079)
Ending balance, March 31	$51,386	$45,871

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

The tables below set forth the components of the Company’s net periodic expense (income) relating to retirement benefit plans. The service cost component is recognized within selling, general and administrative expenses and cost of goods and services, depending on the functional area of the underlying employees included in the plans, and the non-operating components of pension costs are included within other income, net in the Condensed Consolidated Statements of Earnings.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

Qualified Defined Benefits

	Three Months Ended March 31,
	U.S. Plan		Non-U.S. Plans
	2021	2020	2021	2020
Service cost	$1,784	$1,706	$1,442	$1,293
Interest cost	3,401	4,068	667	825
Expected return on plan assets	(7,245)	(7,869)	(1,799)	(1,677)
Amortization:
Prior service cost (credit)	53	57	(169)	(119)
Recognized actuarial loss	2,503	1,884	1,000	742
Net periodic expense (income)	$496	$(154)	$1,141	$1,064

Non-Qualified Supplemental Benefits

	Three Months Ended March 31,
	2021	2020
Service cost	$390	$318
Interest cost	308	441
Amortization:
Prior service cost	383	424
Recognized actuarial gain	(418)	(464)
Net periodic expense	$663	$719

Defined Contribution Retirement Plans

The Company also offers defined contribution retirement plans which cover the majority of its U.S. employees, as well as employees in certain other countries. The related expense is recognized within selling, general and administrative expenses and cost of goods and services, depending on the functional area of the underlying employees included in the plans. The Company’s expense relating to defined contribution plans was $15,061 and $14,048 for the three months ended March 31, 2021 and 2020.

16. Other Comprehensive Earnings

Amounts reclassified from accumulated other comprehensive loss to earnings during the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
	2021	2020
Pension and other postretirement benefit plans:
Amortization of actuarial losses	$3,085	$2,158
Amortization of prior service costs	270	365
Total before tax	3,355	2,523
Tax benefit	(773)	(568)
Net of tax	$2,582	$1,955
Cash flow hedges:
Net (gains) losses reclassified into earnings	$(1,833)	$1,420
Tax provision (benefit)	422	(299)
Net of tax	$(1,411)	$1,121

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

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

Segment financial information and a reconciliation of segment results to consolidated results was as follows:

	Three Months Ended March 31,
	2021	2020
Revenue:
Engineered Products	$428,127	$408,160
Fueling Solutions	389,678	359,982
Imaging & Identification	284,328	256,765
Pumps & Process Solutions	394,377	319,536
Refrigeration & Food Equipment	372,077	311,913
Intra-segment eliminations	(686)	(417)
Total consolidated revenue	$1,867,901	$1,655,939
Net earnings:
Segment earnings (EBIT): (1)
Engineered Products	$68,779	$69,094
Fueling Solutions	66,480	53,498
Imaging & Identification	56,992	51,482
Pumps & Process Solutions	123,645	66,079
Refrigeration & Food Equipment(2)	38,117	23,529
Total segment earnings (EBIT)	354,013	263,682
Corporate expense / other (3)	38,620	24,097
Interest expense	26,823	27,268
Interest income	(680)	(1,183)
Earnings before provision for income taxes	289,250	213,500
Provision for income taxes	56,481	37,221
Net earnings	$232,769	$176,279
(1) Segment earnings (EBIT) includes non-operating income and expense directly attributable to the segments. Non-operating income and expense includes gain on sale of a business and other income, net.
(2) The three months ended March 31, 2020 includes a $6,551 gain on the sale of AMS Chino.
(3) Certain expenses are maintained at the corporate level and not allocated to the segments. These expenses include executive and functional compensation costs, non-service pension costs, non-operating insurance expenses, shared business services overhead costs, deal related expenses and various administrative expenses relating to the corporate headquarters.

The following table presents revenue disaggregated by geography based on the location of the Company's customer:

	Three Months Ended March 31,
Revenue by geography	2021	2020
United States	$1,036,014	$956,640
Europe	445,295	361,166
Asia	192,107	154,275
Other Americas	130,177	129,049
Other	64,308	54,809
Total	$1,867,901	$1,655,939
18. Share Repurchases

In November 2020, the Company's Board of Directors approved a new standing share repurchase authorization, whereby the Company may repurchase up to 20 million shares beginning on January 1, 2021 through December 31, 2023. This share repurchase authorization replaced the February 2018 share repurchase authorization.

During the three months ended March 31, 2021, the Company repurchased 182,951 shares of common stock at a total cost of $21,637, or $118.27 per share. During the three months ended March 31, 2020, the Company repurchased 548,659 shares of common stock at a total cost of $52,916, or $96.45.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
As of March 31, 2021, 19,817,049 shares remain authorized for repurchase under the November 2020 share repurchase authorization.

19. Earnings per Share

The following table sets forth a reconciliation of the information used in computing basic and diluted earnings per share:

	Three Months Ended March 31,
	2021	2020
Net earnings	$232,769	$176,279
Basic earnings per common share:
Net earnings	$1.62	$1.22
Weighted average shares outstanding	143,765,000	144,259,000
Diluted earnings per common share:
Net earnings	$1.61	$1.21
Weighted average shares outstanding	144,938,000	145,782,000

The following table is a reconciliation of the share amounts used in computing earnings per share:

	Three Months Ended March 31,
	2021	2020
Weighted average shares outstanding - Basic	143,765,000	144,259,000
Dilutive effect of assumed exercise of SARs and vesting of performance shares and RSUs	1,173,000	1,523,000
Weighted average shares outstanding - Diluted	144,938,000	145,782,000

Diluted earnings per share amounts are computed using the weighted average number of common shares outstanding and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of SARs and vesting of performance shares and RSUs, as determined using the treasury stock method.

The weighted average number of anti-dilutive potential common shares excluded from the calculation above were approximately 88,000 and 65,000 for the three months ended March 31, 2021 and 2020, respectively.

20. Recent Accounting Pronouncements

Recently Issued Accounting Standards

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

21. Subsequent Event

On April 19, 2021, the Company completed the acquisition of AvaLAN Wireless Systems Incorporated ("AvaLAN"), a leading provider of highly-secure wireless and wired Ethernet solutions, managed routers, software-as-a-service and cloud-based services, for approximately $40.0 million. AvaLAN will be included in the Fueling Solutions segment.

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

In the first quarter of 2021, revenue was $1.9 billion, which increased $212.0 million, or 12.8%, as compared to the first quarter of 2020. This was driven by an organic revenue growth of 8.8%, a favorable impact from foreign currency translation of 3.1%, and acquisition-related revenue growth of 1.2%. This increase was partially offset by a 0.3% impact due to dispositions.

The 8.8% organic revenue growth for the first quarter of 2021 was broad-based across our segments. The Pumps & Process Solutions segment had organic revenue growth of 18.4% as a result of strength in biopharma pumps and connectors, and increased demand for industrial pumps and plastics & polymer processing solutions, partially offset by a prolonged recovery in precision components. The Refrigeration & Food Equipment segment posted organic revenue growth of 18.3% primarily driven by robust demand across key markets such as food retail, can-shaping equipment, and heat exchangers, while organic revenue declined for commercial foodservice equipment. The Imaging & Identification segment experienced growth in organic revenue of 3.7% primarily driven by growth in marking & coding equipment and consumables supported by increased demand for serialization and traceability software, partially offset by declines in our digital textile printing business caused by ongoing disruption in the apparel retail industry. The Fueling Solutions segment had organic revenue growth of 3.0% driven by sustained strength in retail fueling and improving demand in vehicle wash solutions. The Engineered Products segment had organic revenue growth of 2.3% primarily as a result of continued strength in vehicle services, industrial automation and aerospace and defense businesses, partially offset by a prolonged recovery in our industrial winch business and lower shipments in our waste handling business due to lower beginning backlog and supply chain constraints.

From a geographic perspective, in the first quarter, organic revenue for the U.S., our largest market, increased 6.9%. Organic revenue in Asia and Europe grew 19.8% and 12.7%, respectively. This organic growth was due to improved market conditions since the prior year.

Bookings were $2.3 billion for the three months ended March 31, 2021, an increase of $547.6 million, or 30.7% compared to the prior year comparable period. Included in this result was organic growth of 26.5%, a favorable impact from foreign currency translation of 3.0%, and acquisition-related bookings growth of 1.5%, partially offset by a 0.3% impact due to dispositions. Bookings grew organically in all five segments primarily as a result of strong demand and order intake in most end markets. Backlog as of March 31, 2021 was $2.2 billion, an increase from $1.6 billion in the prior year. See definition of bookings and backlog within "Segment Results of Operations".

Rightsizing charges of $4.2 million included restructuring costs of $6.4 million less other benefits of $2.3 million for the three months ended March 31, 2021. Restructuring expense and other rightsizing benefits were primarily a result of continued actions taken in response to lower demand during 2020, asset charges related to a product line exit, and broad-based operational efficiency initiatives focusing on footprint consolidation and IT centralization. Rightsizing benefits principally resulted from gain on sale of assets in the quarter.

COVID-19 Update

The global COVID-19 outbreak and associated countermeasures implemented by governments around the world, as well as increased business uncertainty, had an adverse impact on our financial results during 2020 through global shutdowns and supply chain and operational disruptions. We took a variety of actions during 2020 to help mitigate the financial impact, including executing temporary cost savings measures, reducing our capital spending, initiating restructuring actions and proactively managing our working capital. Activity in many of the end markets we serve sequentially improved as 2020 progressed, and this trend continued in the first quarter of 2021, although demand in certain businesses such as digital textile printing, food equipment and industrial winch is expected to take longer to recover with improvement expected in the second half of 2021.

Our foremost focus has been on the health and safety of our employees throughout the pandemic and we will continue to maintain the safety protocols we established, including encouraging our associates to seek vaccination when eligible. Our core global manufacturing locations remained fully operational during the first quarter. As guidance from authorities such as the U.S. Centers for Disease Control and Prevention or World Health Organization evolves, we will update our practices accordingly, as we have done throughout the pandemic.

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2021	2020	% Change
Revenue	$1,867,901	$1,655,939	12.8%
Cost of goods and services	1,146,353	1,043,696	9.8%
Gross profit	721,548	612,243	17.9%
Gross profit margin	38.6%	37.0%	1.6

Selling, general and administrative expenses	408,998	386,941	5.7%
Selling, general and administrative expenses as a percent of revenue	21.9%	23.4%	(1.5)
Operating earnings	312,550	225,302
Interest expense	26,823	27,268	(1.6)%
Interest income	(680)	(1,183)	(42.5)%
Gain on sale of a business	—	(6,551)	nm*
Other income, net	(2,843)	(7,732)	nm*
Earnings before provision for income taxes	289,250	213,500	35.5%
Provision for income taxes	56,481	37,221	51.7%
Effective tax rate	19.5%	17.4%	2.1
Net earnings	232,769	176,279	32.0%
Net earnings per common share - diluted	$1.61	$1.21	33.1%
* nm - not meaningful

Revenue

Revenue for the three months ended March 31, 2021 increased $212.0 million, or 12.8%, from the prior year comparable quarter. Results included an organic revenue growth of 8.8% primarily led by our Pumps & Process Solutions and Refrigeration & Food Equipment segments. Acquisition-related revenue growth of 1.2%, led by our Fueling Solutions and Imaging & Identification segments, along with a favorable impact from foreign currency translation of 3.1%, was slightly offset by a 0.3% impact from a disposition within the Refrigeration & Food Equipment segment. Customer pricing favorably impacted revenue by approximately 0.8% in the first quarter of 2021.

Gross Profit

Gross profit for the three months ended March 31, 2021 increased $109.3 million, or 17.9%, and gross profit margin increased 160 basis points to 38.6%, from the prior year comparable quarter, due to organic revenue growth primarily driven by strong market conditions and improved demand, favorable operating leverage and product mix, and benefits from productivity and cost reduction actions, partially offset by increased material and logistics costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2021 increased $22.1 million, or 5.7%, from the prior year comparable quarter, primarily due to adjustments to variable compensation to reflect current performance partially offset by a decrease in restructuring costs. As a percentage of revenue, selling, general and administrative expenses decreased 150 basis points to 21.9% due to an increase in the revenue base.

Research and development costs, including qualifying engineering costs, are expensed when incurred and amounted to $41.2 million and $35.5 million for the three months ended March 31, 2021 and 2020, respectively. These costs as a percent of revenue were 2.2% and 2.1% for the three months ended March 31, 2021 and 2020, respectively.

Gain on sale of a business

On March 6, 2020, we sold the Chino, California branch of The AMS Group ("AMS Chino") within the Refrigeration & Food Equipment segment for total consideration of $16.9 million. A gain of $6.6 million was recognized on this sale. The disposal did not represent a strategic shift in operations and, therefore, did not qualify for presentation as discontinued operations.

Other income, net

Other income, net for the three months ended March 31, 2021 decreased $4.9 million respectively from the prior year comparable period primarily due to foreign exchange losses from the remeasurement of foreign currency denominated balances.

Income Taxes

The effective tax rates for the three months ended March 31, 2021 and 2020 were 19.5% and 17.4%, respectively. The increase in the effective tax rate for the three months ended March 31, 2021 relative to the prior year comparable quarter was primarily driven by favorable audit settlements in the prior year. See Note 12 — Income Taxes.

Net earnings

Net earnings for the three months ended March 31, 2021 increased 32.0% to $232.8 million, or $1.61 diluted earnings per share, from $176.3 million, or $1.21 diluted earnings per share, from the prior year comparable quarter. The increase in net earnings is mainly attributable to strong demand and robust recovery from prior year market conditions resulting in strong broad-based organic growth, favorable pricing initiatives and product mix, and benefits from productivity and restructuring actions.

Rightsizing Activities, which includes Restructuring and Other Costs

During the three months ended March 31, 2021, rightsizing activities included restructuring charges of $6.4 million and other benefits of $2.3 million. Restructuring expense was comprised primarily of new actions initiated in 2020 in response to lower demand conditions, asset charges related to a product line exit and broad-based operational efficiency initiatives focusing on footprint consolidation and IT centralization. Other benefits were comprised primarily of gain on sale of assets of $2.0 million and $1.3 million in our Pumps & Process Solutions and Refrigeration & Food Equipment segments, respectively, as a result of restructuring actions, partially offset by $1.0 million of restructuring related costs. These rightsizing charges were recorded in cost of goods and services and selling, general and administrative expenses in the Condensed Consolidated Statement of Earnings. Additional programs beyond the scope of the announced programs may be implemented during 2021 with related restructuring charges.

We recorded the following rightsizing costs for the three months ended March 31, 2021:

	Three Months Ended March 31, 2021
(dollars in thousands)	Engineered Products	Fueling Solutions	Imaging & Identification	Pumps & Process Solutions	Refrigeration & Food Equipment	Corporate	Total
Restructuring (GAAP)	$3,991	$49	$690	$(17)	$1,061	$661	$6,435
Other costs (benefits), net	28	9	(8)	(1,989)	(1,099)	786	(2,273)
Rightsizing (Non-GAAP)	$4,019	$58	$682	$(2,006)	$(38)	$1,447	$4,162

During the three months ended March 31, 2020, rightsizing activities included restructuring charges of $7.3 million and other costs of $0.5 million. Restructuring expense was comprised primarily of broad-based selling, general and administrative expense reduction initiatives and broad-based operational efficiency initiatives focusing on footprint consolidations, operational optimization and IT centralization designed to increase operating margin, enhance operations and position the Company for sustained growth and investment. Other costs were comprised primarily of other charges related to the restructuring actions. These rightsizing charges were recorded in cost of goods and services and selling, general and administrative expenses in the Condensed Consolidated Statement of Earnings.

We recorded the following rightsizing costs for the three months ended March 31, 2020:

	Three Months Ended March 31, 2020
(dollars in thousands)	Engineered Products	Fueling Solutions	Imaging & Identification	Pumps & Process Solutions	Refrigeration & Food Equipment	Corporate	Total
Restructuring (GAAP)	$358	$1,475	$256	$3,846	$560	$846	$7,341
Other costs (benefits), net	3	18	8	—	144	345	518
Rightsizing (Non-GAAP)	$361	$1,493	$264	$3,846	$704	$1,191	$7,859

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

	Three Months Ended March 31,
(dollars in thousands)	2021	2020	% Change
Revenue	$428,127	$408,160	4.9%

Segment earnings (EBIT)	$68,779	$69,094	(0.5)%
Depreciation and amortization	14,047	10,122	38.8%
Segment EBITDA	$82,826	$79,216	4.6%

Segment margin	16.1%	16.9%
Segment EBITDA margin	19.3%	19.4%

Other measures:
Bookings	$528,310	$414,972	27.3%
Backlog	$562,557	$453,867	23.9%

Components of revenue growth:
Organic growth			2.3%
Acquisitions			0.3%
Foreign currency translation			2.3%
			4.9%

First Quarter 2021 Compared to the First Quarter 2020

Engineered Products segment revenue for the first quarter of 2021 increased $20.0 million, or 4.9%, as compared to the first quarter of 2020, comprised of organic growth of 2.3%, a favorable impact from foreign currency translation of 2.3% and acquisition-related growth of 0.3%. Acquisition-related growth was driven by the acquisition of So. Cal. Soft-Pak ("Soft-Pak") in the first quarter of 2020. Customer pricing favorably impacted revenue by approximately 0.6% in the first quarter.

The organic revenue growth was most notable in our vehicle service, industrial automation, and aerospace and defense businesses. Our industrial winch and hoist business declined in the quarter due to a prolonged recovery in its end-markets, however the trajectory has sequentially improved from the second half of 2020. Our waste handling business also experienced organic revenue decline compared to the prior year quarter, driven by lower backlog at the beginning of the quarter and supply chain constraints delaying shipments.

Engineered Products segment earnings decreased $0.3 million, or 0.5%, compared to the first quarter of 2020. The decrease was primarily driven by increased rightsizing costs and material and logistics cost inflation, comprised of increased steel and freight costs, which more than offset higher earnings due to conversion on increased revenues and the benefits from productivity and rightsizing actions. Segment operating margin decreased 80 basis points to 16.1% from 16.9% as compared to the prior year quarter.

Bookings increased 27.3% for the segment, comprised of organic growth of 24.8%, a favorable impact from foreign currency translation of 2.2%, and acquisition-related growth of 0.4%. The organic bookings growth was broad-based, most notably in our waste handling, vehicle service, industrial automation and aerospace and defense businesses. Segment book-to-bill was 1.23. Backlog increased 23.9% compared to the prior year comparable quarter.

Fueling Solutions

Our Fueling Solutions segment is focused on providing components, equipment and software and service solutions enabling safe transport of fuels and other hazardous fluids along the supply chain, as well as the safe and efficient operation of retail fueling and vehicle wash establishments.

	Three Months Ended March 31,
(dollars in thousands)	2021	2020	% Change
Revenue	$389,678	$359,982	8.2%

Segment earnings	$66,480	$53,498	24.3%
Depreciation and amortization	19,269	18,339	5.1%
Segment EBITDA	$85,749	$71,837	19.4%

Segment margin	17.1%	14.9%
Segment EBITDA margin	22.0%	20.0%

Other measures:
Bookings	$422,668	$373,070	13.3%
Backlog	$238,822	$211,518	12.9%

Components of revenue growth:
Organic growth			3.0%
Acquisitions			2.6%
Foreign currency translation			2.6%
			8.2%

First Quarter 2021 Compared to the First Quarter 2020

Fueling Solutions segment revenue for the first quarter of 2021 increased $29.7 million, or 8.2%, as compared to the first quarter of 2020, comprised of organic growth of 3.0%, acquisition-related growth of 2.6%, and a favorable impact from foreign currency translation of 2.6%. Acquisition-related growth was driven by the acquisition of Innovative Control Systems, Inc. (“ICS”). Customer pricing favorably impacted revenue by approximately 1.2% in the first quarter.

The organic revenue growth for the Fueling Solutions segment was principally driven by strong demand in North American retail fueling, the European systems & software business, and growth in vehicle wash solutions. Market conditions improved in Europe and remained subdued in Asia and South America. Demand continued to be strong for Europay, Mastercard, and Visa ("EMV")-compliant equipment ahead of the anticipated compliance deadline for the new payment technology standard in the second quarter of 2021, however we do expect demand to taper through 2021 as the market moves past the compliance deadline.

Fueling Solutions segment earnings increased $13.0 million, or 24.3%, over the prior year comparable quarter. The increase was primarily driven by conversion on organic revenue growth, pricing initiatives, productivity actions and selling, general and administrative cost reductions, favorable geographic and product mix, and a favorable impact from acquisitions. Segment margin increased to 17.1% from 14.9% in the prior year quarter.

Overall bookings increased 13.3% as compared to the prior year comparable quarter, driven by organic growth of 7.3%, acquisition-related growth of 3.1% and a favorable impact from foreign currency translation of 2.9%. Organic bookings growth was primarily driven by strong demand in North American retail fueling and vehicle wash solutions. Segment book to bill was 1.08. Backlog increased 12.9% as compared to the prior year comparable quarter primarily driven by strong first quarter order intake.

Imaging & Identification

Our Imaging & Identification segment supplies precision marking and coding, product traceability and digital textile printing equipment, as well as related consumables, software and services.

	Three Months Ended March 31,
(dollars in thousands)	2021	2020	% Change
Revenue	$284,328	$256,765	10.7%

Segment earnings	$56,992	$51,482	10.7%
Depreciation and amortization	9,593	8,769	9.4%
Segment EBITDA	$66,585	$60,251	10.5%

Segment margin	20.0%	20.1%
Segment EBITDA margin	23.4%	23.5%

Other measures:
Bookings	$293,614	$272,604	7.7%
Backlog	$198,556	$170,119	16.7%

Components of revenue growth:
Organic growth			3.7%
Acquisitions			2.4%
Foreign currency translation			4.6%
			10.7%

First Quarter 2021 Compared to the First Quarter 2020

Imaging & Identification segment revenue for the first quarter of 2021 increased $27.6 million, or 10.7%, as compared to the first quarter of 2020, comprised of organic growth of 3.7%, a favorable impact from foreign currency translation of 4.6%, and acquisition-related growth of 2.4%. Acquisition-related growth was driven by the acquisition of Sys-Tech Solutions, Inc. ("Systech") in the first quarter of 2020 and Solaris Laser S.A. ("Solaris") in the third quarter of 2020. Customer pricing favorably impacted revenue by approximately 0.9% in the first quarter.

Organic revenue growth was primarily driven by our marking and coding business, which delivered strong growth in new equipment and associated services, as well as serialization software sales. Our digital textile printing business saw organic declines in the first quarter as textile printing activity remained restrained in the global retail industry due to COVID-19. We expect a resumption in digital textile printing activity and increased demand for our products as effects subside and apparel demand normalizes. We believe we remain favorably positioned to gain from a longer-term transition from analog to digital printing by our customers, and believe some business model shifts within the industry driven by the COVID-19 pandemic may accelerate our customers’ need to shift from analog to digital printing.

Imaging & Identification segment earnings increased $5.5 million, or 10.7%, over the prior year comparable quarter. This increase was primarily driven by conversion on increased revenue and the benefits from productivity initiatives and cost reduction actions. Segment margin decreased to 20.0% from 20.1% in the prior year comparable quarter.

Overall bookings increased 7.7% as compared to the prior year comparable quarter, reflecting organic growth of 0.1%, a favorable impact from foreign currency translation of 4.0% and acquisition-related growth of 3.6%. Segment book to bill was 1.03. Backlog increased 16.7% as compared to the prior year quarter driven by the inclusion of backlog from the Systech and Solaris acquisitions, and increased order intake in our marking and coding business.

Pumps & Process Solutions

Our Pumps & Process Solutions segment manufactures specialty pumps, fluid handling components, plastics and polymer processing equipment, single use pumps, flow meters and connectors, and highly engineered components for rotating and reciprocating machines.

	Three Months Ended March 31,
(dollars in thousands)	2021	2020	% Change
Revenue	$394,377	$319,536	23.4%

Segment earnings	$123,645	$66,079	87.1%
Depreciation and amortization	16,926	18,336	(7.7)%
Segment EBITDA	$140,571	$84,415	66.5%

Segment margin	31.4%	20.7%
Segment EBITDA margin	35.6%	26.4%

Other measures:
Bookings	$551,365	$369,403	49.3%
Backlog	$539,097	$397,969	35.5%

Components of revenue growth:
Organic growth			18.4%
Acquisitions			1.3%
Foreign currency translation			3.7%
			23.4%

First Quarter 2021 Compared to the First Quarter 2020

Pumps & Process Solutions segment revenue for the first quarter of 2021 increased $74.8 million, or 23.4%, as compared to the first quarter of 2020, comprised of organic growth of 18.4%, a favorable impact from foreign currency translation of 3.7%, and acquisition-related growth of 1.3%. Acquisition-related growth was primarily driven by the acquisition of Em-tec GmbH ("Em-tec"). Customer pricing favorably impacted revenue by approximately 1.0% in the first quarter.

The organic revenue growth was principally driven by strong performance in the biopharma and hygienic markets, where we continue to see strong demand for single use pumps and connectors used in biological production processes. We expect this positive trajectory to carry into the next quarter and beyond. Additionally, we saw increased demand for industrial pumps and plastics & polymer processing solutions in the first quarter. These tailwinds were partially offset by reduced year over year revenues in bearings & compression components markets, which are facing prolonged recovery in some of their end-markets and are expected to show improvement in the second half of the year.

Pumps & Process Solutions segment earnings increased $57.6 million, or 87.1%, over the prior year comparable quarter. The increase was primarily driven by strong conversion on organic revenue growth, product mix, pricing initiatives, productivity actions and the benefits from prior restructuring programs. Segment margin increased to 31.4% from 20.7% from the prior year comparable quarter.

Overall bookings increased 49.3% as compared to the prior year comparable quarter, reflecting organic growth of 44.0%, a favorable impact from foreign currency translation of 4.2%, and acquisition-related growth of 1.1%. Organic bookings growth was primarily driven by the significant growth in the biopharma and hygienic pumps and connectors, as well as strong order intake in industrial pumps and plastics & polymer processing solutions. Segment book to bill was 1.40. Backlog increased 35.5% compared to the prior year comparable quarter.

Refrigeration & Food Equipment
Our Refrigeration & Food Equipment segment is a provider of innovative and energy-efficient equipment and systems that serve the commercial refrigeration, heating and cooling and food equipment markets.

	Three Months Ended March 31,
(dollars in thousands)	2021	2020	% Change
Revenue	$372,077	$311,913	19.3%

Segment earnings(1)	$38,117	$23,529	62.0%
Depreciation and amortization	12,096	11,548	4.7%
Segment EBITDA(1)	$50,213	$35,077	43.2%

Segment margin(1)	10.2%	7.5%
Segment EBITDA margin(1)	13.5%	11.2%

Other measures:
Bookings	$537,326	$355,157	51.3%
Backlog	$677,309	$356,133	90.2%

Components of revenue growth:
Organic growth			18.3%
Dispositions			(1.6)%
Foreign currency translation			2.6%
			19.3%
(1) Segment earnings (EBIT) and Segment EBITDA for the three months ended March 31, 2020 include a $6,551 gain on the sale of AMS Chino.

First Quarter 2021 Compared to the First Quarter 2020

Refrigeration & Food Equipment segment revenue increased $60.2 million, or 19.3%, as compared to the first quarter of 2020, reflecting organic revenue growth of 18.3% and a favorable impact from foreign currency translation of 2.6%, partially offset by a 1.6% impact from the disposition of AMS Chino. Customer pricing favorably impacted revenue by approximately 0.3% in the first quarter.

The organic revenue growth was principally driven by robust growth in several of our key end markets. Retail refrigeration experienced strong growth across all product lines, driven by a broad-based increase in customer store renovation and remodel programs, as well as new product roll-outs and customer wins. Additionally, regulations requiring more environmentally friendly refrigerants drove strong growth for natural refrigerant systems in both Europe and the U.S. Can-shaping equipment revenues more than doubled from prior year, driven by COVID-19 impacts resulting in more at-home beverage consumption as well as continued macro trends for beverage producers to shift from plastic and glass packaging to aluminum containers for environmental reasons. Our heat exchanger business experienced healthy growth as well, fueled by regulation-driven heat pump demand in Europe and strengthening HVAC markets on a global basis. Commercial foodservice equipment revenues declined from prior year, but experienced improving demand throughout the quarter particularly from quick service restaurant chain customers, while institutional customer demand remained subdued. We expect near-term foodservice equipment demand to remain soft, but improve sequentially throughout the year as a successful rollout of the COVID-19 vaccine will facilitate for key school, institutional and event venue customers to re-open.

Refrigeration & Food Equipment segment earnings increased $14.6 million, or 62.0%, as compared to the first quarter of 2020. Segment margin increased to 10.2% from 7.5% in the prior year comparable quarter. The earnings increase was driven by leverage on increased volumes, improved operational efficiencies and benefits from prior restructuring and productivity programs, partially offset by increased material costs, most notably metals, and a prior year gain on the sale of AMS Chino.

Bookings in the first quarter of 2021 increased 51.3% from the prior year comparable quarter, reflecting organic growth of 50.7% and a favorable impact from foreign currency translation of 2.3%, partially offset by a 1.7% impact from the disposition of AMS Chino. The organic bookings growth was principally driven by increased project activity for can-shaping equipment, broad-based supermarket remodel programs in retail refrigeration products and strong global demand for brazed plate heat exchangers. Segment book to bill for the first quarter of 2021 was 1.44. Backlog increased 90.2% over the prior year comparable quarter, reflective of the improving outlook across several key end-markets, most notably can-shaping equipment, retail refrigeration, and heat exchangers.

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

Cash Flow Summary

The following table is derived from our Condensed Consolidated Statements of Cash Flows:

	Three Months Ended March 31,
Cash Flows (dollars in thousands)	2021	2020
Net Cash Flows Provided By (Used In):
Operating activities	$177,184	$75,863
Investing activities	(29,572)	(230,511)
Financing activities	(124,239)	280,954

Operating Activities

Cash provided by operating activities for the three months ended March 31, 2021 increased approximately $101.3 million compared to the comparable period in 2020. This increase was primarily driven by higher net earnings, excluding the impact of depreciation, amortization and gain on sale of a business as well as lower compensation payouts in 2021 compared to 2020.

Adjusted Working Capital: We believe adjusted working capital (a non-GAAP measure calculated as accounts receivable, plus inventory, less accounts payable) provides a meaningful measure of our operational results by showing changes caused solely by revenue. The following table provides a reconciliation of adjusted working capital to the most directly comparable GAAP measure:

Adjusted Working Capital (dollars in thousands)	March 31, 2021	December 31, 2020
Accounts receivable	$1,240,516	$1,137,223
Inventories	900,607	835,804
Less: Accounts payable	911,074	853,942
Adjusted working capital	$1,230,049	$1,119,085

Adjusted working capital increased from December 31, 2020 by $111.0 million, or 9.9%, to $1.2 billion at March 31, 2021, which reflected an increase of $103.3 million in accounts receivable and $64.8 million in inventory, partially offset by an increase in accounts payable of $57.1 million. These amounts include the effects of acquisitions, dispositions and foreign currency translation. Accounts receivable increased compared to the prior year as a result of higher revenue. Inventories increased to meet higher backlog which also drove an increase in accounts payable.

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

Outstanding payments related to SCF programs are recorded within accounts payable in our consolidated balance sheets. As of March 31, 2021 and December 31, 2020, amounts due to financial institutions for suppliers using SCF were approximately $160 million and $139 million, respectively. SCF related payments are classified as a reduction to cash flows from operations. During the three months ended March 31, 2021 and 2020 amounts paid to SCF financial institutions were  approximately $108 million and $150 million, respectively.

Investing Activities

Cash provided from investing activities is derived from cash outflows for capital expenditures and acquisitions, offset by proceeds from sales of businesses and property, plant and equipment. For the three months ended March 31, 2021 and 2020, we used cash in investing activities of $29.6 million and $230.5 million, respectively, driven mainly by the following factors:

•Acquisitions: There were no acquisitions during the three months ended March 31, 2021. During the three months ended March 31, 2020, we acquired Systech and Soft-Pak within the Imaging & Identification and Engineered Products segments, respectively, for $208.4 million, net of cash acquired.

•Capital spending: Our capital expenditures decreased $8.9 million during the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The decrease is primarily due to the completion of large projects in the prior year. We expect full year 2021 capital expenditures to be approximately $175-$200 million.

•Proceeds from sale of businesses: There were no proceeds from the sale of businesses during the three months ended March 31, 2021. For the three months ended March 31, 2020, we received proceeds of $16.9 million from the sale of AMS Chino within the Refrigeration & Food Equipment segment.

We anticipate that capital expenditures and any acquisitions we make through the remainder of 2021 will be funded from available cash and internally generated funds and through the issuance of commercial paper, use of lines of credit or public or private debt markets, as necessary.

Financing Activities

Our cash flow from financing activities generally relates to the use of cash for purchases of our common stock and payment of dividends, offset by net borrowing activity. For the three months ended March 31, 2021 and 2020, we used cash totaling $124.2 million and generated cash totaling $281.0 million, respectively, for financing activities, with the activity primarily attributable to the following:

•Repurchase of common stock: During the three months ended March 31, 2021, we used $21.6 million to repurchase 182,951 shares. During the three months ended March 31, 2020, we used $52.9 million to repurchase 548,659 shares.

•Long-term debt, commercial paper and notes payable: During the three months ended March 31, 2021, we did not borrow or have proceeds from long-term debt, commercial paper and notes payable. During the three months ended March 31, 2020, we borrowed $500 million under the $1.0 billion five-year unsecured revolving credit facility ("Credit Agreement"). Proceeds from the borrowing were used to repay all of the Company's outstanding commercial paper and for general corporate purposes.

•Dividend payments: Dividends paid to shareholders during the three months ended March 31, 2021 totaled $71.3 million as compared to $70.9 million during the same period in 2020. Our dividends paid per common share increased 1.0% to $0.495 during the three months ended March 31, 2021 compared to $0.49 during the same period in 2020. The number of common shares outstanding decreased during the three months ended March 31, 2021 compared to the same period in 2020 as a result of share repurchases completed in 2021 and the fourth quarter of 2020.

•Payments to settle employee tax obligations: Payments to settle tax obligations from the exercise of share-based awards increased $20.4 million compared to the prior year period. The increase is primarily due to the increase in the number of shares exercised and an increase in the average stock price compared to the prior year period.

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

The following table reconciles our free cash flow to cash flow provided by operating activities:

	Three Months Ended March 31,
Free Cash Flow (dollars in thousands)	2021	2020
Cash flow provided by operating activities	$177,184	$75,863
Less: Capital expenditures	(31,260)	(40,172)
Free cash flow	$145,924	$35,691

Free cash flow as a percentage of revenue	7.8%	2.2%

Free cash flow as a percentage of net earnings	62.7%	20.2%

For the three months ended March 31, 2021, we generated free cash flow of $145.9 million, representing 7.8% of revenue and 62.7% of net earnings. Free cash flow for the three months ended March 31, 2021 increased $110.2 million compared to the prior year period, due to higher operating cash flow primarily as a result of higher earnings and lower compensation payments, as previously noted, and lower capital expenditures.

Capitalization

We use commercial paper borrowings for general corporate purposes, including the funding of acquisitions and the repurchase of our common stock. As of March 31, 2021, we maintained a $1 billion Credit Agreement with a syndicate of banks with an expiration date of October 4, 2024. The Credit Agreement is used as liquidity back-up for our commercial paper program.

Beginning in early-to-mid-March 2020, the commercial paper market began to experience very high levels of volatility as a result of COVID-19 related uncertainties. Volatility was most pronounced for "Tier-2" issuers, such as Dover, and impacted both market access and pricing. As a result, on March 16, 2020, the Company borrowed $500 million under the Credit Agreement. Proceeds from the borrowing were used to repay all of the Company's outstanding commercial paper and for general corporate purposes. We subsequently repaid the $500 million in the second quarter of 2020 using proceeds from commercial paper as volatility in the commercial paper market stabilized and we resumed borrowing commercial paper.

Under the Credit Agreement, we are required to pay a facility fee and to maintain an interest coverage ratio of consolidated EBITDA to consolidated net interest expense of not less than 3.0 to 1.0. We were in compliance with this covenant and our other long-term debt covenants at March 31, 2021 and had a coverage ratio of 12.1 to 1. We are not aware of any potential impairment to our liquidity and expect to remain in compliance with all of our debt covenants. Additionally, our earliest long-term debt maturity is in 2025.

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

At March 31, 2021, our cash and cash equivalents totaled $536.5 million, of which $379.6 million was held outside the United States. At December 31, 2020, our cash and cash equivalents totaled $513.1 million, of which $345.9 million was held outside the United States. Cash and cash equivalents are invested in highly liquid investment-grade money market instruments and bank deposits with maturities of three months or less. We invest any cash in excess of near-term requirements in money market instruments or short-term investments, which consist of investment grade time deposits with original maturity dates at the time of purchase of no greater than three months.

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

Net Debt to Net Capitalization Ratio (dollars in thousands)	March 31, 2021	December 31, 2020
Long-term debt	3,063,374	3,108,829
Total debt	3,063,374	3,108,829
Less: Cash and cash equivalents	(536,512)	(513,075)
Net debt	2,526,862	2,595,754
Add: Stockholders' equity	3,499,144	3,385,773
Net capitalization	$6,026,006	$5,981,527
Net debt to net capitalization	41.9%	43.4%

Our net debt to net capitalization ratio decreased to 41.9% at March 31, 2021 compared to 43.4% at December 31, 2020. Net debt decreased $68.9 million during the period primarily due to a decrease in long-term debt as a result of foreign currency translation on Euro denominated notes and an increase in cash and cash equivalents. Stockholders' equity increased $113.4 million primarily as a result of earnings during the period, partially offset by dividends paid, exercises of share-based awards and share repurchases.

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

Special Notes Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, especially "Management’s Discussion and Analysis of Financial Condition and Results of Operations," contains "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements in this document other than statements of historical fact are statements that are, or could be deemed, “forward-looking” statements. Some of these statements may be indicated by words such as “may”, “anticipate”, “expect”, believe”, “intend”, “guidance”, “estimates”, “suggest”, “will”, “plan”, “should”, “would”, “could”, “forecast”, "headwind", "tailwind" and other words and terms that use the future tense or have a similar meaning. Forward-looking statements are based on current expectations and are subject to numerous important risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control. Factors that could cause actual results to differ materially from current expectations include, among other things, the impacts of COVID-19 or other future pandemics, on the global economy and on our customers, suppliers, employees, business and cash flows, other general economic conditions and conditions in the particular markets in which we operate, changes in customer demand and capital spending, competitive factors and pricing pressures, our ability to develop and launch new products in a cost-effective manner, changes in law, including the effect of U.S. tax reform and developments with respect to trade policy and tariffs, our ability to identify and complete acquisitions and integrate and realize synergies from newly acquired businesses, the impact of interest rate and currency exchange rate fluctuations, capital allocation plans and changes in those plans, including with respect to dividends, share repurchases, investments in research and development, capital expenditures and acquisitions, our ability to derive expected benefits from restructuring, productivity initiatives and other cost reduction actions, changes in material costs or the supply of input materials, the impact of legal compliance risks and litigation, including with respect to product quality and safety, cybersecurity and privacy, our ability to capture and protect intellectual property rights, and various other factors that are described in our periodic reports filed with or furnished to the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2020. The Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the three months ended March 31, 2021. For a discussion of our exposure to market risk, refer to Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Item 4. Controls and Procedures

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2021.

During the first quarter of 2021, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

See Part I, Notes to Condensed Consolidated Financial Statements, Note 14 — Commitments and Contingent Liabilities.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a.Not applicable.
b.Not applicable.
c.The table below presents shares of Dover stock that we acquired during the quarter.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs (1)
January 1 to January 31	39,400	$119.43	39,400	19,960,600
February 1 to February 28	143,551	117.95	143,551	19,817,049
March 1 to March 31	—	—	—	19,817,049
For the First Quarter	182,951	$118.27	182,951	19,817,049

(1) In November 2020, the Company's Board of Directors approved a new standing share repurchase authorization, whereby the Company may repurchase up to 20 million shares beginning on January 1, 2021 through December 31, 2023. The Company repurchased 182,951 shares under the November 2020 authorization during the three months ended March 31, 2021. As of March 31, 2021, the number of shares still available for repurchase under the November 2020 share repurchase authorization was 19,817,049.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

10.1	Amendment Number 3, adopted and effective as of February 12, 2021, to the Dover Corporation 2012 Equity and Cash Incentive Plan. *

10.2	Form of 2021 award grant letter for SSAR grants made under the Dover Corporation 2012 Equity and Cash Incentive Plan. *

10.3	Form of 2021 award grant letter for cash performance awards made under the Dover Corporation 2012 Equity and Cash Incentive Plan. *

10.4	Form of 2021 award grant letter for performance share awards made under the Dover Corporation 2012 Equity and Cash Incentive Plan. *

10.5	Form of 2021 award grant letter for RSU awards made under the Dover Corporation 2012 Equity and Cash Incentive Plan. *

10.6
Amendment to Employment Agreement of Richard J. Tobin, dated as of February 19, 2021, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 19, 2021, (SEC File No. 001-04018) is incorporated by reference. *

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

101
The following materials from Dover Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 formatted in iXBRL (Inline eXtensible Business Reporting Language):  (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page formatted in Inline XBRL and contained in Exhibit 101.
*Executive compensation plan or arrangement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

DOVER CORPORATION

Date:	April 20, 2021	/s/ Brad M. Cerepak
Brad M. Cerepak
Senior Vice President & Chief Financial Officer
(Principal Financial Officer)

Date:	April 20, 2021	/s/ Ryan W. Paulson
Ryan W. Paulson
Vice President, Controller
(Principal Accounting Officer)