Form 10-Q
period 2021-06-30
DOVER Corp
filed 2021-07-20
CIK 29905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
or
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
Yes ☑  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12-b-2 of the Exchange Act    .

Large Accelerated Filer	☑	Accelerated Filer	☐	Emerging Growth Company	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☑
The number of shares outstanding of the Registrant’s common stock as of July 13, 2021 was 143,960,933.

Dover Corporation
Form 10-Q

Item 1. Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$2,031,676	$1,499,175	$3,899,577	$3,155,114
Cost of goods and services	1,259,504	947,577	2,405,857	1,991,273
Gross profit	772,172	551,598	1,493,720	1,163,841
Selling, general and administrative expenses	428,042	366,740	837,040	753,681
Operating earnings	344,130	184,858	656,680	410,160
Interest expense	26,661	28,711	53,484	55,979
Interest income	(942)	(728)	(1,622)	(1,911)
Gain on sale of a business	—	781	—	(5,770)
Other income, net	(4,933)	(735)	(7,776)	(8,467)
Earnings before provision for income taxes	323,344	156,829	612,594	370,329
Provision for income taxes	58,836	32,063	115,317	69,284
Net earnings	$264,508	$124,766	$497,277	$301,045

Net earnings per share:
Basic	$1.84	$0.87	$3.46	$2.09
Diluted	$1.82	$0.86	$3.43	$2.07
Weighted average shares outstanding:
Basic	143,941	143,955	143,854	144,107
Diluted	145,118	144,995	145,040	145,359

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net earnings	$264,508	$124,766	$497,277	$301,045
Other comprehensive earnings (loss), net of tax
Foreign currency translation adjustments:
Foreign currency translation gains (losses)	21,559	44,569	8,588	(48,985)
Total foreign currency translation adjustments (net of $4,269, $8,028, $(6,223), $2,889 tax benefit (provision), respectively)	21,559	44,569	8,588	(48,985)
Pension and other post-retirement benefit plans:
Amortization of actuarial losses included in net periodic pension cost	2,353	1,835	4,727	3,504
Amortization of prior service costs included in net periodic pension cost	224	259	432	544
Total pension and other post-retirement benefit plans (net of $(774), $(421), $(1,548), $(989) tax provision, respectively)	2,577	2,094	5,159	4,048
Changes in fair value of cash flow hedges:
Unrealized net (losses) gains arising during period	(5)	1,880	4,319	(3,194)
Net (gains) losses reclassified into earnings	(1,460)	(594)	(2,871)	528
Total cash flow hedges (net of $447, $(365), $(424), $757 tax benefit (provision), respectively)	(1,465)	1,286	1,448	(2,666)
Other comprehensive earnings (loss), net of tax	22,671	47,949	15,195	(47,603)
Comprehensive earnings	$287,179	$172,715	$512,472	$253,442

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$601,359	$513,075
Receivables, net of allowances of $40,534 and $40,474	1,329,051	1,137,223
Inventories, net	977,831	835,804
Prepaid and other current assets	151,291	133,085
Total current assets	3,059,532	2,619,187
Property, plant and equipment, net	895,551	897,326
Goodwill	4,126,691	4,072,542
Intangible assets, net	1,049,109	1,083,772
Other assets and deferred charges	499,117	479,247
Total assets	$9,630,000	$9,152,074

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,006,557	$853,942
Accrued compensation and employee benefits	235,258	239,750
Deferred revenue	189,317	184,845
Accrued insurance	105,895	98,954
Other accrued expenses	333,772	343,637
Federal and other income taxes	30,612	17,670
Total current liabilities	1,901,411	1,738,798
Long-term debt	3,083,246	3,108,829
Deferred income taxes	311,496	298,423
Noncurrent income tax payable	49,937	49,937
Other liabilities	564,606	570,314
Stockholders' equity:
Total stockholders' equity	3,719,304	3,385,773
Total liabilities and stockholders' equity	$9,630,000	$9,152,074

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Common stock $1 par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) earnings	Treasury stock	Total stockholders' equity
Balance at March 31, 2021	$259,338	$849,585	$8,769,709	$(160,730)	$(6,218,758)	$3,499,144
Net earnings	—	—	264,508	—	—	264,508
Dividends paid ($0.495 per share)	—	—	(71,354)	—	—	(71,354)
Common stock issued for the exercise of share-based awards	33	(2,648)	—	—	—	(2,615)
Stock-based compensation expense	—	6,872	—	—	—	6,872
Other comprehensive earnings, net of tax	—	—	—	22,671	—	22,671
Other, net	—	78	—	—	—	78
Balance at June 30, 2021	$259,371	$853,887	$8,962,863	$(138,059)	$(6,218,758)	$3,719,304

	Common stock $1 par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total stockholders' equity
Balance at March 31, 2020	$258,745	$862,747	$8,314,525	$(311,578)	$(6,143,758)	$2,980,681
Net earnings	—	—	124,766	—	—	124,766
Dividends paid ($0.49 per share)	—	—	(70,671)	—	—	(70,671)
Common stock issued for the exercise of share-based awards	23	(1,221)	—	—	—	(1,198)
Stock-based compensation expense	—	4,968	—	—	—	4,968
Other comprehensive earnings, net of tax	—	—	—	47,949	—	47,949
Other, net	—	3,032	—	—	—	3,032
Balance at June 30, 2020	$258,768	$869,526	$8,368,620	$(263,629)	$(6,143,758)	$3,089,527

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Common stock $1 par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) earnings	Treasury stock	Total stockholders' equity
Balance at December 31, 2020	$258,982	$868,882	$8,608,284	$(153,254)	$(6,197,121)	$3,385,773
Net earnings	—	—	497,277	—	—	497,277
Dividends paid ($0.99 per share)	—	—	(142,698)	—	—	(142,698)
Common stock issued for the exercise of share-based awards	389	(33,457)	—	—	—	(33,068)
Stock-based compensation expense	—	18,393	—	—	—	18,393
Common stock acquired	—	—	—	—	(21,637)	(21,637)
Other comprehensive earnings, net of tax	—	—	—	15,195	—	15,195
Other, net	—	69	—	—	—	69
Balance at June 30, 2021	$259,371	$853,887	$8,962,863	$(138,059)	$(6,218,758)	$3,719,304

	Common stock $1 par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total stockholders' equity
Balance at December 31, 2019	$258,552	$869,719	$8,211,257	$(216,026)	$(6,090,842)	$3,032,660
Adoption of ASU 2016-13	—	—	(2,112)	—	—	(2,112)
Net earnings	—	—	301,045	—	—	301,045
Dividends paid ($0.98 per share)	—	—	(141,570)	—	—	(141,570)
Common stock issued for the exercise of share-based awards	216	(11,433)	—	—	—	(11,217)
Stock-based compensation expense	—	8,220	—	—	—	8,220
Common stock acquired	—	—	—	—	(52,916)	(52,916)
Other comprehensive loss, net of tax	—	—	—	(47,603)	—	(47,603)
Other, net	—	3,020	—	—	—	3,020
Balance at June 30, 2020	$258,768	$869,526	$8,368,620	$(263,629)	$(6,143,758)	$3,089,527

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Operating Activities:
Net earnings	$497,277	$301,045
Adjustments to reconcile net earnings to cash from operating activities:
Depreciation and amortization	145,325	136,355
Stock-based compensation expense	18,393	8,220
Gain on sale of a business	—	(5,770)
Other, net	(9,493)	(9,021)
Cash effect of changes in assets and liabilities:
Accounts receivable, net	(192,192)	73,317
Inventories	(144,903)	(80,883)
Prepaid expenses and other assets	(23,133)	(12,975)
Accounts payable	149,588	(93,609)
Accrued compensation and employee benefits	(13,566)	(63,621)
Accrued expenses and other liabilities	14,289	77,336
Accrued and deferred taxes, net	(4,328)	17,278
Net cash provided by operating activities	437,257	347,672
Investing Activities:
Additions to property, plant and equipment	(73,231)	(79,171)
Acquisitions, net of cash acquired	(81,187)	(238,839)
Proceeds from sale of property, plant and equipment	6,088	2,886
Proceeds from sale of businesses	—	16,850
Other	(2,873)	—
Net cash used in investing activities	(151,203)	(298,274)
Financing Activities:
Repurchase of common stock	(21,637)	(52,916)
Change in notes payable	—	420,300
Dividends paid to stockholders	(142,698)	(141,570)
Payments to settle employee tax obligations on exercise of share-based awards	(33,068)	(11,217)
Other	(2,785)	(1,101)
Net cash (used in) provided by financing activities	(200,188)	213,496
Effect of exchange rate changes on cash and cash equivalents	2,418	(11,115)
Net increase in cash and cash equivalents	88,284	251,779
Cash and cash equivalents at beginning of period	513,075	397,253
Cash and cash equivalents at end of period	$601,359	$649,032

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
Over 95% of the Company’s performance obligations are recognized at a point in time that relate to the manufacture and sale of a broad range of products and components. Revenue is recognized when control transfers to the customer upon shipment or completion of installation, testing, certification, or other substantive acceptance provisions required under the contract. Less than 5% of the Company’s revenue is recognized over time and relates to the sale of equipment or services in which the Company transfers control of a good or service over time and the customer simultaneously receives and consumes the benefits provided by the Company's performance as the Company performs, or our performance creates or enhances an asset the customer controls as the asset is created or enhanced, or our performance does not create an asset with an alternative use to the Company and the Company has an enforceable right to payment for its performance to date plus a reasonable margin.

Revenue from contracts with customers is disaggregated by segment and geographic location, as they best depict the nature and amount of the Company’s revenue. See Note 17 — Segment Information for revenue by segment and geographic location.
At June 30, 2021, we estimated that $272 million in revenue is expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. We expect to recognize approximately 58% of our unsatisfied (or partially unsatisfied) performance obligations as revenue through 2022, with the remaining balance to be recognized in 2023 and thereafter.

The following table provides information about contract assets and contract liabilities from contracts with customers:

	June 30, 2021	December 31, 2020	December 31, 2019
Contract assets	$15,079	$15,020	$14,894
Contract liabilities - current	189,317	184,845	104,901
Contract liabilities - non-current	22,534	13,921	10,921

In the fourth quarter of 2020, the Company adjusted its prior year balance sheet classification and footnote disclosure related to certain upfront cash consideration received from customers that should have been classified as contract liabilities (included in deferred revenue or other liabilities) rather than customer deposits (included in accounts payable).

The revenue recognized during the six months ended June 30, 2021 and 2020 that was included in contract liabilities at the beginning of the period, inclusive of adjustments, amounted to $139,891 and $63,778, respectively.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
3. Acquisitions

2021 Acquisitions

During the six months ended June 30, 2021, the Company acquired four businesses in separate transactions for total consideration of $88,457, net of cash acquired and including contingent consideration. These businesses were acquired to complement and expand upon existing operations within the Imaging & Identification, Pumps & Process Solutions, and Fueling Solutions segments. The goodwill recorded as a result of these acquisitions represents the economic benefits expected to be derived from product line expansions and operational synergies. The goodwill is non-deductible for U.S. income tax purposes for these acquisitions.

On June 24, 2021, the Company acquired 100% of the voting stock of Blue Bite LLC ("Blue Bite"), a leading provider of consumer engagement and brand protection software solutions, for $29,035, net of cash acquired and including contingent consideration. The Blue Bite acquisition strengthens the Company's offering of product traceability and authentication solutions within the Imaging & Identification segment. In connection with this acquisition, the Company recorded goodwill of $19,705 and intangible assets of $13,250, primarily related to technology.

On June 23, 2021, the Company acquired 100% of the voting stock of Quantex Arc Limited ("Quantex"), a leading provider of single-use, recyclable pumps, for $23,896, net of cash acquired and including contingent consideration. The Quantex acquisition enhances the offering of single-use pumps for biopharma and other hygienic applications within the Pumps & Process Solutions segment. In connection with this acquisition, the Company recorded goodwill of $15,596 and intangible assets of $11,034, primarily related to patented technology.

On April 19, 2021, the Company acquired 100% of the voting stock of AvaLAN Wireless Systems, Incorporated ("AvaLAN"), a leading provider of secure wireless communications solutions for the convenience and fuel retail industry, for $34,003, net of cash acquired. The AvaLAN acquisition extends the Company's reach into the systems and software offering within the Fueling Solutions segment. In connection with this acquisition, the Company recorded goodwill of $26,495 and intangible assets of $14,630, primarily related to customer intangibles.

One other immaterial acquisition was completed during the six months ended June 30, 2021 within the Pumps & Process Solutions segment.

The following presents the preliminary allocation of purchase price to the assets acquired and liabilities assumed, based on their estimated fair values at their acquisition dates:

Total
Current assets, net of cash acquired	$5,128
Property, plant and equipment	1,854
Goodwill	62,487
Intangible assets	38,914
Other assets and deferred charges	415
Current liabilities	(11,604)
Other liabilities	(8,737)
Net assets acquired	$88,457

The amounts assigned to goodwill and major intangible asset classifications were as follows:

	Amount allocated	Useful life (in years)
Goodwill - non-deductible	$62,487	na
Customer intangibles	18,892	12	-	15
Unpatented technologies	9,710	7	-	8
Patents	6,006	9
Trademarks	4,306	15
	$101,401

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

2020 Acquisitions

During the six months ended June 30, 2020, the Company acquired three businesses in separate transactions for total consideration of $238,839, net of cash acquired. These businesses were acquired to complement and expand upon existing operations within the Imaging & Identification, Engineered Products and Pumps & Process Solutions segments. The goodwill recorded as a result of these acquisitions represents the economic benefits expected to be derived from product line expansions and operational synergies. Goodwill in the amount of $33,159 is deductible for U.S. income tax purposes and goodwill in the amount of $112,178 is non-deductible for U.S. income tax purposes for these acquisitions.

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

The pro forma effects of the 2021 and 2020 acquisitions are not material to the Company's Consolidated Statements of Earnings.

4. Disposed Operations

Management evaluates Dover's businesses periodically for their strategic fit within its operations and may from time to time sell or discontinue certain operations for various reasons.

2021

There were no dispositions for the six months ended June 30, 2021.

2020

On March 6, 2020, the Company completed the sale of the Chino, California branch of The AMS Group ("AMS Chino"), a wholly owned subsidiary of the Company. The Company recognized a net consideration of $15,400, which included a working capital adjustment recognized in the second quarter and paid in the third quarter of 2020. This sale resulted in a pre-tax gain on sale of $5,770 included within the Condensed Consolidated Statements of Earnings and within the Refrigeration & Food Equipment Segment for the six months ended June 30, 2020. The sale did not represent a strategic shift that had a major effect on operations and financial results and, therefore, did not qualify for presentation as a discontinued operation.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
5. Inventories, net

	June 30, 2021	December 31, 2020
Raw materials	$569,178	$497,604
Work in progress	206,293	152,360
Finished goods	332,474	304,760
Subtotal	1,107,945	954,724
Less reserves	(130,114)	(118,920)
Total	$977,831	$835,804

6. Property, Plant and Equipment, net

	June 30, 2021	December 31, 2020
Land	$61,598	$60,287
Buildings and improvements	571,326	570,366
Machinery, equipment and other	1,797,637	1,772,772
Property, plant and equipment, gross	2,430,561	2,403,425
Accumulated depreciation	(1,535,010)	(1,506,099)
Property, plant and equipment, net	$895,551	$897,326

Depreciation expense totaled $36,045 and $33,365 for the three months ended June 30, 2021 and 2020, respectively. For the six months ended June 30, 2021 and 2020, depreciation expense was $74,239 and $67,920, respectively.
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

	2021	2020
Beginning Balance, December 31 of the Prior Year	$40,474	$29,381
Adoption of ASU 2016-13, cumulative-effect adjustment to retained earnings	—	2,706
Provision for expected credit losses, net of recoveries	2,209	8,545
Amounts written off charged against the allowance	(2,460)	(1,490)
Other, including dispositions and foreign currency translation	311	(317)
Ending balance, June 30	$40,534	$38,825

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
8. Goodwill and Other Intangible Assets
The changes in the carrying value of goodwill by reportable operating segments were as follows:

	Engineered Products	Fueling Solutions	Imaging & Identification	Pumps & Process Solutions	Refrigeration & Food Equipment	Total
Balance at December 31, 2020	$682,985	$940,973	$1,117,589	$786,280	$544,715	$4,072,542
Acquisitions	—	26,495	19,705	16,287	—	62,487
Purchase price adjustments	—	1,084	(1,926)	—	—	(842)
Foreign currency translation	(1,958)	5,022	(9,007)	(1,190)	(363)	(7,496)
Balance at June 30, 2021	$681,027	$973,574	$1,126,361	$801,377	$544,352	$4,126,691

During the six months ended June 30, 2021, the Company recognized additions of $62,487 to goodwill as a result of acquisitions as discussed in Note 3 — Acquisitions. During the six months ended June 30, 2021, the Company recorded purchase price adjustments that reduced goodwill by $842, principally related to working capital adjustments for 2020 acquisitions within the Fueling Solutions and Imaging & Identification segments.

The Company’s definite-lived and indefinite-lived intangible assets by major asset class were as follows:

	June 30, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Customer intangibles	$1,572,396	$880,801	$691,595	$1,559,771	$834,798	$724,973
Trademarks	237,022	111,620	125,402	233,205	103,907	129,298
Patents	168,644	143,022	25,622	163,299	141,182	22,117
Unpatented technologies	189,731	118,689	71,042	180,947	113,404	67,543
Distributor relationships	86,888	54,077	32,811	87,028	51,611	35,417
Drawings and manuals	28,581	26,862	1,719	29,198	26,193	3,005
Other	23,996	19,915	4,081	23,901	19,324	4,577
Total	2,307,258	1,354,986	952,272	2,277,349	1,290,419	986,930
Unamortized intangible assets:
Trademarks	96,837	—	96,837	96,842	—	96,842
Total intangible assets, net	$2,404,095	$1,354,986	$1,049,109	$2,374,191	$1,290,419	$1,083,772

For the three months ended June 30, 2021 and 2020, amortization expense was $35,474 and $34,238, respectively, including acquisition-related intangible amortization of $35,048 and $33,829, respectively. For the six months ended June 30, 2021 and 2020, amortization expense was $71,086 and $68,435, respectively, including acquisition-related intangible amortization of $70,221 and $67,646, respectively.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
9. Restructuring Activities

The Company's restructuring charges by segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Engineered Products	$4,339	$4,160	$8,330	$4,518
Fueling Solutions	1,415	911	1,464	2,386
Imaging & Identification	174	(522)	864	(266)
Pumps & Process Solutions	904	4,706	887	8,552
Refrigeration & Food Equipment	2,283	2,213	3,344	2,773
Corporate	321	816	982	1,662
Total	$9,436	$12,284	$15,871	$19,625

These amounts are classified in the Condensed Consolidated Statements of Earnings as follows:
Cost of goods and services	$4,839	$7,557	$8,746	$9,099
Selling, general and administrative expenses	4,597	4,727	7,125	10,526
Total	$9,436	$12,284	$15,871	$19,625

The restructuring expenses of $9,436 and $15,871 incurred during the three and six months ended June 30, 2021 were primarily the result of restructuring programs initiated in 2020 and 2021 in response to demand conditions, asset charges related to a product line exit and broad-based operational efficiency initiatives focusing on footprint consolidation and IT centralization. Additional programs, beyond the scope of the announced programs, may be implemented during 2021 with related restructuring charges.

The $9,436 of restructuring charges incurred during the second quarter of 2021 primarily included the following items:
•The Engineered Products segment recorded $4,339 of restructuring charges related principally to asset charges related to a product line exit.

•The Fueling Solutions segment recorded $1,415 of restructuring charges primarily due to headcount reductions.

•The Imaging & Identification segment recorded restructuring charges of $174 principally related to asset charges of a production plant exit.

•The Pumps & Process Solutions segment recorded $904 of restructuring charges primarily related to headcount reductions.

•The Refrigeration & Food Equipment segment recorded $2,283 of restructuring expense primarily due to headcount reductions.

•Corporate recorded $321 of restructuring charges primarily related to exit costs associated with IT centralization initiatives.

The Company’s severance and exit accrual activities were as follows:

	Severance	Exit		Total
Balance at December 31, 2020	$10,547	$4,366		$14,913
Restructuring charges	6,680	9,191		15,871
Payments	(7,483)	(3,625)		(11,108)
Other, including foreign currency translation	(66)	(6,718)	(1)	(6,784)
Balance at June 30, 2021	$9,678	$3,214		$12,892
(1) Other activity in exit reserves primarily represents asset charges related to a product line exit.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
10. Borrowings

Borrowings consisted of the following:

		Carrying amount (1)
	Principal	June 30, 2021	December 31, 2020
Long-term
3.15% 10-year notes due November 15, 2025	$400,000	$397,053	$396,716
1.25% 10-year notes due November 9, 2026 (euro-denominated)	€600,000	709,887	724,310
0.750% 8-year notes due November 4, 2027 (euro denominated)	€500,000	591,052	603,107
6.65% 30-year debentures due June 1, 2028	$200,000	199,305	199,255
2.950% 10-year notes due November 4, 2029	$300,000	296,839	296,650
5.375% 30-year debentures due October 15, 2035	$300,000	296,434	296,309
6.60% 30-year notes due March 15, 2038	$250,000	248,109	248,053
5.375% 30-year notes due March 1, 2041	$350,000	344,567	344,429
Total long-term debt		$3,083,246	$3,108,829
(1) Carrying amount is net of unamortized debt discount and deferred debt issuance costs. Total unamortized debt discounts were
$16.4 million and $17.6 million as of June 30, 2021 and December 31, 2020, respectively. Total deferred debt issuance costs were $13.5 million and $14.4 million as of June 30, 2021 and December 31, 2020, respectively.

As of June 30, 2021, the Company maintained a $1.0 billion five-year unsecured revolving credit facility (the "Credit Agreement") with a syndicate of banks which expires on October 4, 2024. At the Company's election, loans under the Credit Agreement will bear interest at a base rate plus an applicable margin. The Credit Agreement requires the Company to pay a facility fee and imposes various restrictions on the Company such as, among other things, a requirement to maintain a minimum interest coverage ratio of EBITDA to consolidated net interest expense of not less than 3.0 to 1. The Company uses the Credit Agreement principally as liquidity back-up for its commercial paper program and for general corporate purposes.

The Company was in compliance with all covenants in the Credit Agreement and other long-term debt covenants at June 30, 2021 and had an interest coverage ratio of consolidated EBITDA to consolidated net interest expense of 13.9 to 1.

As of June 30, 2021, the Company had approximately $153.2 million outstanding in letters of credit, surety bonds, and performance and other guarantees which expire on various dates through 2029. These letters of credit and bonds are primarily issued as security for insurance, warranty and other performance obligations. In general, we would only be liable for the amount of these guarantees in the event of default in the performance of our obligations.

11. Financial Instruments

Derivatives

The Company is exposed to market risk for changes in foreign currency exchange rates due to the global nature of its operations and certain commodity risks. In order to manage these risks, the Company has hedged portions of its forecasted sales and purchases to occur within the next twelve months that are denominated in non-functional currencies, with currency forward contracts designated as cash flow hedges. At June 30, 2021 and December 31, 2020, the Company had contracts with total notional amounts of $184,212 and $173,674, respectively, to exchange currencies, principally Euro, Pound Sterling, Swedish Krona, Chinese Yuan, Canadian Dollar, and Swiss Franc. The Company believes it is probable that all forecasted cash flow transactions will occur.

In addition, the Company had outstanding contracts with a total notional amount of $90,842 and $73,755 as of June 30, 2021 and December 31, 2020, respectively, that are not designated as hedging instruments. These instruments are used to reduce the Company's exposure for operating receivables and payables that are denominated in non-functional currencies. Gains and losses on these contracts are recorded in other income, net in the Condensed Consolidated Statements of Earnings.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
The following table sets forth the fair values of derivative instruments held by the Company as of June 30, 2021 and December 31, 2020 and the balance sheet lines in which they are recorded:

	Fair Value Asset (Liability)
	June 30, 2021	December 31, 2020	Balance Sheet Caption
Foreign currency forward	$2,191	$2,325	Prepaid and other current assets
Foreign currency forward	(549)	(2,057)	Other accrued expenses

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

Amounts recognized in other comprehensive earnings for the gains (losses) on net investment hedges were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(Loss) gain on euro-denominated debt	$(18,894)	$(36,904)	$27,539	$(13,280)
Tax benefit (expense)	4,269	8,028	(6,223)	2,889
Net (loss) gain on net investment hedges, net of tax	$(14,625)	$(28,876)	$21,316	$(10,391)

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

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
	Level 2	Level 2
Assets:
Foreign currency cash flow hedges	$2,191	$2,325
Liabilities:
Foreign currency cash flow hedges	549	2,057

In addition to fair value disclosure requirements related to financial instruments carried at fair value, accounting standards require interim disclosures regarding the fair value of all of the Company’s financial instruments.

The estimated fair value of long-term debt at June 30, 2021 and December 31, 2020, was $3,555,797 and $3,635,673, respectively. The estimated fair value of long-term debt is based on quoted market prices for similar instruments and is, therefore, classified as Level 2 within the fair value hierarchy.

The carrying values of cash and cash equivalents, trade receivables, accounts payable and notes payable are reasonable estimates of their fair values as of June 30, 2021 and December 31, 2020 due to the short-term nature of these instruments.

12. Income Taxes

The effective tax rates for the three months ended June 30, 2021 and 2020 were 18.2% and 20.4%, respectively. The decrease in the effective tax rate for the three months ended June 30, 2021 relative to the prior comparable period was primarily driven by favorable audit settlements.

The effective tax rates for the six months ended June 30, 2021 and 2020 were 18.8% and 18.7%, respectively. The increase in the effective tax rate for the six months ended June 30, 2021 relative to the prior year comparable period was primarily driven by an increase in earnings base.

Dover and its subsidiaries file tax returns in the U.S., including various state and local returns, and in other foreign jurisdictions. We believe adequate provision has been made for all income tax uncertainties. The Company is routinely audited by taxing authorities in its filing jurisdictions, and a number of these audits are currently underway. The Company believes that within the next twelve months uncertain tax positions may be resolved and statutes of limitations will expire, which could result in a decrease in the gross amount of unrecognized tax benefits of approximately zero to $3.7 million.

13. Equity Incentive Program

The Company typically grants equity awards annually at its regularly scheduled first quarter meeting of the Compensation Committee of the Board of Directors. During the six months ended June 30, 2021, the Company issued stock-settled appreciation rights ("SARs") covering 412,531 shares, performance share awards of 50,371 and restricted stock units ("RSUs") of 83,001.

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

The performance share awards granted in 2021 and 2020 are market condition awards as attainment is based on Dover's performance relative to its peer group (companies listed under the S&P 500 Industrials sector) for the relevant performance period. The performance period and vesting period for these awards is three years. These awards were valued on the date of grant using the Monte Carlo simulation model (a binomial lattice-based valuation model) and are generally recognized ratably over the vesting period, and the fair value is not subject to change based on future market conditions. The assumptions used in determining the fair value of the performance shares granted in the respective periods were as follows:

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

Stock-based compensation is reported within selling, general and administrative expenses in the Condensed Consolidated Statements of Earnings. The following table summarizes the Company’s compensation expense relating to all stock-based incentive plans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Pre-tax stock-based compensation expense	$6,872	$4,968	$18,393	$8,220
Tax benefit	(559)	(619)	(1,781)	(968)
Total stock-based compensation expense, net of tax	$6,313	$4,349	$16,612	$7,252

The increase in stock-based compensation expense for the six months ended June 30, 2021 compared to the prior comparable period was primarily due to plan amendments in the current year accelerating the vesting on shares awarded to retirement-eligible employees in the first quarter of the current year, as well as lower performance share attainment rates in the prior year.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
14. Commitments and Contingent Liabilities

Litigation

Certain of the Company’s subsidiaries are involved in legal proceedings relating to the cleanup of waste disposal sites identified under federal and state statutes that provide for the allocation of such costs among "potentially responsible parties." In each instance, the extent of the Company’s liability appears to be very small in relation to the total projected expenditures and the number of other "potentially responsible parties" involved and is anticipated to be immaterial to the Company. In addition, certain of the Company’s subsidiaries are involved in ongoing remedial activities at certain current and former plant sites, in cooperation with regulatory agencies, and appropriate estimated liabilities have been established. At June 30, 2021 and December 31, 2020, the Company had estimated liabilities totaling $28,921 and $30,431, respectively, for environmental and other matters, including private party claims for exposure to hazardous substances that are probable and estimable.

The Company and certain of its subsidiaries are also parties to a number of other legal proceedings incidental to their businesses. These proceedings primarily involve claims by private parties alleging injury arising out of use of the Company’s products, patent infringement, employment matters, and commercial disputes. Management and legal counsel, at least quarterly, review the probable outcome of such proceedings, the costs and expenses reasonably expected to be incurred and currently accrued to-date, and the availability and extent of insurance coverage. The Company has estimated liabilities for legal matters that are probable and estimable, and at June 30, 2021 and December 31, 2020, these estimated liabilities were not significant. While it is not possible at this time to predict the outcome of these legal actions, in the opinion of management, based on the aforementioned reviews, the Company is not currently involved in any legal proceedings which, individually or in the aggregate, could have a material effect on its financial position, results of operations, or cash flows.

Warranty Accruals

Estimated warranty program claims are provided for at the time of sale of the Company's products. Amounts provided for are based on historical costs and adjusted for new claims and are included within other accrued expenses and other liabilities in the Condensed Consolidated Balance Sheet. The changes in the carrying amount of product warranties through June 30, 2021 and 2020, were as follows:

	2021	2020
Beginning Balance, December 31 of the Prior Year	$51,088	$49,116
Provision for warranties	34,900	25,341
Settlements made	(34,424)	(28,104)
Other adjustments, including acquisitions and currency translation	(528)	(455)
Ending balance, June 30	$51,036	$45,898

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

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

Qualified Defined Benefits

	Three Months Ended June 30,				Six Months Ended June 30,
	U.S. Plan		Non-U.S. Plans		U.S. Plan		Non-U.S. Plans
	2021	2020	2021	2020	2021	2020	2021	2020
Service cost	$1,784	$1,706	$1,397	$1,295	$3,567	$3,412	$2,839	$2,588
Interest cost	3,401	4,068	695	796	6,803	8,136	1,363	1,621
Expected return on plan assets	(7,245)	(7,869)	(1,820)	(1,637)	(14,490)	(15,738)	(3,619)	(3,314)
Amortization:
Prior service cost (credit)	53	57	(162)	(120)	106	114	(330)	(239)
Recognized actuarial loss	2,503	1,884	989	735	5,006	3,768	1,989	1,476
Net periodic expense (income)	$496	$(154)	$1,099	$1,069	$992	$(308)	$2,242	$2,132

Non-Qualified Supplemental Benefits

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Service cost	$390	$318	$781	$636
Interest cost	308	442	616	883
Amortization:
Prior service cost	383	424	766	848
Recognized actuarial gain	(418)	(465)	(836)	(929)
Net periodic expense	$663	$719	$1,327	$1,438

Defined Contribution Retirement Plans

The Company also offers defined contribution retirement plans which cover the majority of its U.S. employees, as well as employees in certain other countries. The related expense is recognized within selling, general and administrative expenses and cost of goods and services, depending on the functional area of the underlying employees included in the plans. The Company’s expense relating to defined contribution plans was $16,052 and $12,493 for the three months ended June 30, 2021 and 2020, respectively, and $31,113 and $26,541 for the six months ended June 30, 2021 and 2020, respectively.

16. Other Comprehensive Earnings

Amounts reclassified from accumulated other comprehensive loss to earnings during the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Pension plans:
Amortization of actuarial losses	$3,074	$2,150	$6,159	$4,307
Amortization of prior service costs	277	365	548	730
Total before tax	3,351	2,515	6,707	5,037
Tax benefit	(774)	(421)	(1,548)	(989)
Net of tax	$2,577	$2,094	$5,159	$4,048
Cash flow hedges:
Net (gains) losses reclassified into earnings	$(1,877)	$(752)	$(3,710)	$668
Tax provision (benefit)	417	158	839	(140)
Net of tax	$(1,460)	$(594)	$(2,871)	$528

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

•Pumps & Process Solutions segment manufactures specialty industrial pumps, fluid handling components, plastics and polymer processing equipment, single use pumps, flow meters and connectors for biopharma and other hygienic applications, and highly engineered components for rotating and reciprocating machines.

•Refrigeration & Food Equipment segment is a provider of innovative and energy-efficient equipment and systems that serve the commercial refrigeration, heating and cooling and food equipment markets.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

Segment financial information and a reconciliation of segment results to consolidated results was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Engineered Products	$442,091	$342,380	$870,218	$750,540
Fueling Solutions	437,042	326,495	826,720	686,477
Imaging & Identification	294,076	227,977	578,404	484,742
Pumps & Process Solutions	428,701	309,095	823,078	628,631
Refrigeration & Food Equipment	430,506	293,527	802,583	605,440
Intra-segment eliminations	(740)	(299)	(1,426)	(716)
Total consolidated revenue	$2,031,676	$1,499,175	$3,899,577	$3,155,114
Net earnings:
Segment earnings (EBIT): (1)
Engineered Products	$62,720	$47,702	$131,499	$116,796
Fueling Solutions	78,755	47,214	145,235	100,712
Imaging & Identification	60,747	38,046	117,739	89,528
Pumps & Process Solutions	138,632	67,702	262,277	133,781
Refrigeration & Food Equipment(2)	48,971	11,459	87,088	34,988
Total segment earnings (EBIT)	389,825	212,123	743,838	475,805
Corporate expense / other (3)	40,762	27,311	79,382	51,408
Interest expense	26,661	28,711	53,484	55,979
Interest income	(942)	(728)	(1,622)	(1,911)
Earnings before provision for income taxes	323,344	156,829	612,594	370,329
Provision for income taxes	58,836	32,063	115,317	69,284
Net earnings	$264,508	$124,766	$497,277	$301,045
(1) Segment earnings (EBIT) includes non-operating income and expense directly attributable to the segments. Non-operating income and expense includes gain on sale of a business and other income, net.
(2) The three and six months ended June 30, 2020 include a $781 expense and a $5,770 gain on the sale of AMS Chino, respectively. The three and six months ended June 30, 2020 also include a $3,640 write-off of assets.
(3) Certain expenses are maintained at the corporate level and not allocated to the segments. These expenses include executive and functional compensation costs, non-service pension costs, non-operating insurance expenses, shared business services overhead costs, deal related expenses and various administrative expenses relating to the corporate headquarters.

The following table presents revenue disaggregated by geography based on the location of the Company's customer:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue by geography	2021	2020	2021	2020
United States	$1,091,015	$852,999	$2,127,029	$1,809,639
Europe	459,074	320,076	904,369	681,242
Asia	236,008	164,009	428,115	318,284
Other Americas	171,891	112,995	302,068	242,044
Other	73,688	49,096	137,996	103,905
Total	$2,031,676	$1,499,175	$3,899,577	$3,155,114
18. Share Repurchases

In November 2020, the Company's Board of Directors approved a new standing share repurchase authorization, whereby the Company may repurchase up to 20 million shares beginning on January 1, 2021 through December 31, 2023. This share repurchase authorization replaced the February 2018 share repurchase authorization.

In the first quarter of 2021, the Company repurchased 182,951 shares of common stock at a total cost of $21,637, or $118.27 per share. There were no repurchases during the three months ended June 30, 2021. In the first quarter of 2020, the Company repurchased 548,659 shares of common stock at a total cost of $52,916, or $96.45. There were no repurchases during the three months ended June 30, 2020.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

As of June 30, 2021, 19,817,049 shares remain authorized for repurchase under the November 2020 share repurchase authorization.

19. Earnings per Share

The following table sets forth a reconciliation of the information used in computing basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net earnings	$264,508	$124,766	$497,277	$301,045
Basic earnings per common share:
Net earnings	$1.84	$0.87	$3.46	$2.09
Weighted average shares outstanding	143,941,000	143,955,000	143,854,000	144,107,000
Diluted earnings per common share:
Net earnings	$1.82	$0.86	$3.43	$2.07
Weighted average shares outstanding	145,118,000	144,995,000	145,040,000	145,359,000

The following table is a reconciliation of the share amounts used in computing earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Weighted average shares outstanding - Basic	143,941,000	143,955,000	143,854,000	144,107,000
Dilutive effect of assumed exercise of SARs and vesting of performance shares and RSUs	1,177,000	1,040,000	1,186,000	1,252,000
Weighted average shares outstanding - Diluted	145,118,000	144,995,000	145,040,000	145,359,000

Diluted earnings per share amounts are computed using the weighted average number of common shares outstanding and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of SARs and vesting of performance shares and RSUs, as determined using the treasury stock method.

There were no anti-dilutive potential common shares excluded from the calculation above for the three months ended June 30, 2021. The weighted average number of anti-dilutive potential common shares excluded from the calculation above were approximately 121,000 for the three months ended June 30, 2020, and 34,000 and 130,000 for the six months ended June 30, 2021 and 2020, respectively.

20. Recent Accounting Pronouncements

Recently Issued Accounting Standards

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The purpose of this update is to provide optional guidance for a limited time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update are elective and are effective upon issuance for all entities. The Company is evaluating the impact of this ASU and does not expect this update to have a material impact on the Company's Consolidated Financial Statements.

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

•Our Pumps & Process Solutions segment manufactures specialty industrial pumps, fluid handling components, plastics and polymer processing equipment, single use pumps, flow meters and connectors for biopharma and other hygienic applications, and highly engineered components for rotating and reciprocating machines.

•Our Refrigeration & Food Equipment segment is a provider of innovative and energy-efficient equipment and systems that serve the commercial refrigeration, heating and cooling and food equipment markets.

In the second quarter of 2021, revenue was $2.0 billion, which increased $532.5 million, or 35.5%, as compared to the second quarter of 2020. This was driven by organic revenue growth of 29.7%, a favorable impact from foreign currency translation of 4.5%, and acquisition-related revenue growth of 1.3%.

The 29.7% organic revenue growth for the second quarter of 2021 was broad-based across our segments as market conditions and demand improved from the adverse impact of COVID-19 in the prior year. The Engineered Products segment had organic revenue growth of 25.4% primarily as a result of strength in our vehicle services, industrial automation, industrial winch and hoist, and aerospace and defense businesses, whereas our waste handling business was flat year-over-year on component part disruptions and timing of orders. The Fueling Solutions segment had organic revenue growth of 24.9% driven by sustained strength in retail fueling and vehicle wash solutions. The Imaging & Identification segment experienced growth in organic revenue of 20.2% driven by increased demand in marking and coding and digital textile printing end markets. The Pumps & Process Solutions segment had organic revenue growth of 33.6% as a result of strength in biopharma pumps and connectors, and increased demand for industrial pumps, and plastics and polymer processing solutions. The Refrigeration & Food Equipment segment posted organic revenue growth of 43.5% across all end markets, principally driven by the increased activity in food retail, can making, and heat exchangers end markets, as well as new product roll-outs and customer wins.

From a geographic perspective, in the second quarter, organic revenue for the U.S., our largest market, increased 25.0%. Organic revenue in Asia and Europe grew 37.6% and 29.8%, respectively. This organic growth was broad-based, with all our segments posting increased sales in North America, Europe, Asia and Latin America, as global demand continued to improve after the impact of operational and economic headwinds of COVID-19 experienced in the prior year.

Bookings were $2.4 billion for the three months ended June 30, 2021, an increase of $964.0 million, or 68.2% compared to the prior year comparable period. Included in this result was organic growth of 61.2%, a favorable impact from foreign currency translation of 5.0%, and acquisition-related bookings growth of 2.0%. Bookings grew organically in all five segments primarily as a result of strong demand and order intake in most end markets compared to the adverse global impact of COVID-19 in the prior year.

Backlog as of June 30, 2021 was $2.6 billion, an increase from $1.5 billion in the prior year. See definition of bookings and backlog within "Segment Results of Operations".

During the three months ended June 30, 2021, we acquired four businesses in separate transactions for total consideration of $88.5 million, net of cash acquired and including contingent consideration. We acquired AvaLAN Wireless Systems, Incorporated ("AvaLAN"), a leading provider of secure wireless communications solutions for the convenience and fuel retail industry, for $34.0 million, net of cash acquired. AvaLAN enhances the systems and software offerings within our Fueling Solutions segment. We acquired Quantex Arc Limited ("Quantex"), a leading provider of single-use, recyclable pumps, for $23.9 million, net of cash acquired and including contingent consideration. Quantex enhances our offering of single-use pumps for biopharma and other hygienic applications within the Pumps & Process Solutions segment. We acquired Blue Bite LLC ("Blue Bite"), a leading provider of consumer engagement and brand protection software solutions, for $29.0 million, net of cash acquired and including contingent consideration. Blue Bite strengthens our offering of product traceability and authentication solutions within the Imaging & Identification segment. One other immaterial acquisition was completed during the three months ended June 30, 2021 within the Pumps & Process Solutions segment.

Rightsizing charges of $10.8 million included restructuring costs of $9.4 million and other costs of $1.3 million for the three months ended June 30, 2021. Restructuring expense and other rightsizing costs were primarily related to actions initiated in 2020 and 2021 in response to demand conditions, asset charges related to a product line exit, and broad-based operational efficiency initiatives focusing on footprint consolidation and IT centralization.

COVID-19 Update

The global COVID-19 outbreak and associated countermeasures implemented by governments around the world, as well as increased business uncertainty, had an adverse impact on our financial results during 2020 through global shutdowns and supply chain and operational disruptions. We took a variety of actions during 2020 to help mitigate the financial impact, including executing temporary cost savings measures, reducing our capital spending, initiating restructuring actions and proactively managing our working capital. Activity in many of the end markets we serve sequentially improved as 2020 progressed, and this trend continued in the first half of 2021, although demand in certain businesses such as compressor components, foodservice and textile printing is expected to take longer to recover to pre-pandemic levels with continued improvement expected in the second half of 2021. The recovery in demand has had business impacts, including increased material cost inflation (principally steel), labor availability issues, logistics costs increases and in some cases component part shortages. Currently our expectation is that the impact of material cost inflation and logistics constraints will continue into the second half of 2021.

Our foremost focus has been on the health and safety of our employees throughout the pandemic and we will continue to maintain enhanced safety protocols and to encourage our employees to seek vaccination. Our core global manufacturing locations remained substantially operational during the first half of 2021. As guidance from authorities such as the U.S. Centers for Disease Control and Prevention or the World Health Organization evolves, we will update our practices accordingly, as we have done throughout the pandemic.

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands, except per share data)	2021	2020	% Change	2021	2020	% Change
Revenue	$2,031,676	$1,499,175	35.5%	$3,899,577	$3,155,114	23.6%
Cost of goods and services	1,259,504	947,577	32.9%	2,405,857	1,991,273	20.8%
Gross profit	772,172	551,598	40.0%	1,493,720	1,163,841	28.3%
Gross profit margin	38.0%	36.8%	1.2	38.3%	36.9%	1.4

Selling, general and administrative expenses	428,042	366,740	16.7%	837,040	753,681	11.1%
Selling, general and administrative expenses as a percent of revenue	21.1%	24.5%	(3.4)	21.5%	23.9%	(2.4)
Operating earnings	344,130	184,858		656,680	410,160
Interest expense	26,661	28,711	(7.1)%	53,484	55,979	(4.5)%
Interest income	(942)	(728)	29.4%	(1,622)	(1,911)	(15.1)%
Gain on sale of a business	—	781	nm*	—	(5,770)	nm*
Other income, net	(4,933)	(735)	nm*	(7,776)	(8,467)	nm*
Earnings before provision for income taxes	323,344	156,829	106.2%	612,594	370,329	65.4%
Provision for income taxes	58,836	32,063	83.5%	115,317	69,284	66.4%
Effective tax rate	18.2%	20.4%	(2.2)	18.8%	18.7%	0.1
Net earnings	264,508	124,766	112.0%	497,277	301,045	65.2%
Net earnings per common share - diluted	$1.82	$0.86	111.6%	$3.43	$2.07	65.7%
* nm - not meaningful

Revenue

Revenue for the three months ended June 30, 2021 increased $532.5 million, or 35.5%, from the prior year comparable quarter. Results included organic revenue growth of 29.7% across all of our segments as market conditions and demand improved from the adverse impact of COVID-19 in the prior year. Acquisition-related revenue growth was 1.3%, driven mainly by acquisitions in our Fueling Solutions and Imaging & Identification segments, along with a favorable impact from foreign currency translation of 4.5%. Customer pricing favorably impacted revenue by approximately 2.1% in the second quarter of 2021.

Revenue for the six months ended June 30, 2021 increased $744.5 million, or 23.6%, from the comparable period. The increase primarily reflects organic revenue growth of 18.7%, across all of our segments as market conditions and demand improved from the adverse impact of COVID-19 in the prior year. Acquisition-related growth was 1.3% led by our Fueling Solutions and Imaging & Identification segments, along with a favorable impact from foreign currency translation of 3.8%, slightly offset by a 0.2% impact from dispositions within the Refrigeration & Food Equipment segment. Customer pricing favorably impacted revenue by approximately 1.4% for the six months ended June 30, 2021.

Gross Profit

Gross profit for the three months ended June 30, 2021 increased $220.6 million, or 40.0%, and gross profit margin increased 120 basis points to 38.0%, from the prior year comparable quarter, driven by organic revenue growth, including pricing, and benefits from productivity and cost reduction actions, partially offset by increased material, labor and logistics costs.

Gross profit for the six months ended June 30, 2021 increased $329.9 million, or 28.3%, from the comparable period, primarily due to organic revenue growth of 18.7% and benefits from productivity initiatives and rightsizing actions, partially offset by increased material and logistics costs. Gross profit margin increased by 140 basis points for the six months ended June 30, 2021 from the comparable period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2021 increased $61.3 million, or 16.7%, from the prior year comparable quarter, primarily due to adjustments to variable compensation to reflect current performance, higher research and development and acquisition related costs, and lower discretionary spend in the prior year. As a percentage of revenue, selling, general and administrative expenses improved 340 basis points to 21.1% due to an increase in the revenue base.

Selling, general and administrative expenses for the six months ended June 30, 2021 increased $83.4 million, or 11.1%, from the comparable period primarily due to adjustments to variable compensation to reflect current performance, higher research and development and acquisition related costs, and lower discretionary spend in the prior year. Selling, general and administrative expenses as a percentage of revenue improved 240 basis points as compared to the prior year comparable period due to an increase in the revenue base.

Research and development costs, including qualifying engineering costs, are expensed when incurred and amounted to $41.2 million and $34.8 million for the three months ended June 30, 2021 and 2020, respectively, and $82.4 million and $70.3 million, for the six months ended June 30, 2021 and 2020, respectively. These costs as a percent of revenue were 2.03% and 2.32% for the three months ended June 30, 2021 and 2020, respectively, and 2.11% and 2.23% for the six months ended June 30, 2021 and 2020, respectively.

Gain on sale of a business

On March 6, 2020, we sold the Chino, California branch of The AMS Group ("AMS Chino") within the Refrigeration & Food Equipment segment for total consideration of $16.9 million, of which a $1.5 million working capital adjustment was recognized in the second quarter and paid in the third quarter, for a net consideration of $15.4 million. A gain of $5.8 million was recognized on this sale. The disposal did not represent a strategic shift in operations and, therefore, did not qualify for presentation as discontinued operations.

Other income, net

Other income, net for the three months ended June 30, 2021 increased $4.2 million from the prior year comparable period primarily due to investment income.

Other income, net for the six months ended June 30, 2021 decreased $0.7 million from the prior year comparable period primarily due to foreign exchange losses from the remeasurement of foreign currency denominated balances.

Income Taxes

The effective tax rates for the three months ended June 30, 2021 and 2020 were 18.2% and 20.4%, respectively. The decrease in the effective tax rate for the three months ended June 30, 2021 relative to the prior year comparable quarter was primarily driven by favorable audit settlements.

The effective tax rates for the six months ended June 30, 2021 and 2020 were 18.8% and 18.7%, respectively. The slight increase in the effective tax rate for the six months ended June 30, 2021 relative to the prior year comparable period was primarily driven by an increase in earnings base. See Note 12 — Income Taxes.

Net earnings

Net earnings for the three months ended June 30, 2021 increased 112.0% to $264.5 million, or $1.82 diluted earnings per share, from $124.8 million, or $0.86 diluted earnings per share, from the prior year comparable quarter. The increase in net earnings is mainly attributable to strong demand and robust recovery from prior year market conditions resulting in strong broad-based organic growth, favorable pricing initiatives, and benefits from productivity and restructuring actions. These benefits were partially offset by increased material and labor costs.

Net earnings for the six months ended June 30, 2021 increased 65.2% to $497.3 million, or $3.43 diluted earnings per share, from $301.0 million, or $2.07 diluted earnings per share, from the comparable period. The increase in net earnings was principally attributable to volume growth, pricing initiatives, productivity actions and benefits from rightsizing actions. These benefits were partially offset by increased material, labor and logistics costs.

Rightsizing Activities, which includes Restructuring and Other Costs

During the three and six months ended June 30, 2021, rightsizing activities included restructuring charges of $9.4 million and $15.9 million, respectively, and other costs (benefits) of $1.3 million and $(0.9) million, respectively. Restructuring expense and other costs were comprised primarily of new actions initiated in 2020 and 2021 in response to demand conditions, asset charges related to a product line exit and broad-based operational efficiency initiatives focusing on footprint consolidation and IT centralization. Other costs (benefits), net for the six months ended June 30, 2021 was comprised primarily of a gain on sale of assets of $2.0 million and $1.3 million in our Pumps & Process Solutions and Refrigeration & Food Equipment segments, respectively, as a result of restructuring actions, partially offset by $2.4 million of restructuring related costs. These rightsizing charges were recorded in cost of goods and services and selling, general and administrative expenses in the Condensed Consolidated Statement of Earnings. Additional programs beyond the scope of the announced programs may be implemented during 2021 with related restructuring charges.

We recorded the following rightsizing costs for the three and six months ended June 30, 2021:

	Three Months Ended June 30, 2021
(dollars in thousands)	Engineered Products	Fueling Solutions	Imaging & Identification	Pumps & Process Solutions	Refrigeration & Food Equipment	Corporate	Total
Restructuring (GAAP)	$4,339	$1,415	$174	$904	$2,283	$321	$9,436
Other costs (benefits), net	315	242	4	(5)	256	531	1,343
Rightsizing (Non-GAAP)	$4,654	$1,657	$178	$899	$2,539	$852	$10,779

	Six Months Ended June 30, 2021
(dollars in thousands)	Engineered Products	Fueling Solutions	Imaging & Identification	Pumps & Process Solutions	Refrigeration & Food Equipment	Corporate	Total
Restructuring (GAAP)	$8,330	$1,464	$864	$887	$3,344	$982	$15,871
Other costs (benefits), net	343	251	(4)	(1,994)	(843)	1,317	(930)
Rightsizing (Non-GAAP)	$8,673	$1,715	$860	$(1,107)	$2,501	$2,299	$14,941

During the three and six months ended June 30, 2020, rightsizing activities included restructuring charges of $12.3 million and $19.6 million, respectively, and other costs of $4.6 million and $5.1 million, respectively. Restructuring expense was comprised primarily of new actions taken in response to lower demand driven by COVID-19 and continuing broad-based selling, general and administrative expense reduction initiatives and broad-based operational efficiency initiatives focusing on footprint consolidation, operational optimization and IT centralization. Other costs were comprised primarily of other charges related to the restructuring actions and a $3.6 million write-off of assets. These rightsizing charges were recorded in cost of goods and services and selling, general and administrative expenses in the Condensed Consolidated Statement of Earnings.

We recorded the following rightsizing costs for the three and six months ended June 30, 2020:

	Three Months Ended June 30, 2020
(dollars in thousands)	Engineered Products	Fueling Solutions	Imaging & Identification	Pumps & Process Solutions	Refrigeration & Food Equipment	Corporate	Total
Restructuring (GAAP)	$4,160	$911	$(522)	$4,706	$2,213	$816	$12,284
Other costs (benefits), net	9	(43)	(5)	(15)	3,803	807	4,556
Rightsizing (Non-GAAP)	$4,169	$868	$(527)	$4,691	$6,016	$1,623	$16,840

	Six Months Ended June 30, 2020
(dollars in thousands)	Engineered Products	Fueling Solutions	Imaging & Identification	Pumps & Process Solutions	Refrigeration & Food Equipment	Corporate	Total
Restructuring (GAAP)	$4,518	$2,386	$(266)	$8,552	$2,773	$1,662	$19,625
Other costs (benefits), net	12	(25)	3	(15)	3,947	1,152	5,074
Rightsizing (Non-GAAP)	$4,530	$2,361	$(263)	$8,537	$6,720	$2,814	$24,699

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

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2021	2020	% Change	2021	2020	% Change
Revenue	$442,091	$342,380	29.1%	$870,218	$750,540	15.9%

Segment earnings (EBIT)	$62,720	$47,702	31.5%	$131,499	$116,796	12.6%
Depreciation and amortization	11,981	9,722	23.2%	26,028	19,844	31.2%
Segment EBITDA	$74,701	$57,424	30.1%	$157,527	$136,640	15.3%

Segment margin	14.2%	13.9%		15.1%	15.6%
Segment EBITDA margin	16.9%	16.8%		18.1%	18.2%

Other measures:
Bookings	$497,200	$278,373	78.6%	$1,025,510	$693,345	47.9%
Backlog				$613,517	$378,874	61.9%

Components of revenue growth:
Organic growth			25.4%			12.9%
Acquisitions			—%			0.1%
Foreign currency translation			3.7%			2.9%
			29.1%			15.9%

Second Quarter 2021 Compared to the Second Quarter 2020

Engineered Products segment revenue for the second quarter of 2021 increased $99.7 million, or 29.1%, as compared to the second quarter of 2020, comprised of organic growth of 25.4% and a favorable impact from foreign currency translation of 3.7%. Customer pricing favorably impacted revenue by approximately 2.7% in the second quarter.

The organic revenue growth was most notable in our vehicle service, industrial automation, and aerospace and defense businesses. Our waste handling business revenues remained flat year-over-year as the business experienced supply chain constraints that delayed shipments. We expect shipments in our waste handling business demand to improve sequentially throughout the second half as supply chain constraints begin to subside and reflecting strong order backlog exiting the quarter.

Engineered Products segment earnings increased $15.0 million, or 31.5%, compared to the second quarter of 2020. The increase was primarily driven by conversion on increased volumes and benefits from productivity and rightsizing actions, partially offset by higher material and logistics costs, comprised primarily of increased steel and freight costs, which were not fully recovered by pricing actions. Segment operating margin increased 30 basis points to 14.2% from 13.9% as compared to the prior year quarter.

Bookings increased 78.6% for the segment, comprised of organic growth of 73.5% and a favorable impact from foreign currency translation of 5.1%. The organic bookings growth was broad-based, most notably in our vehicle service, waste handling, industrial automation, and industrial winch and hoist businesses. Segment book-to-bill was 1.12. Backlog increased 61.9% compared to the prior year comparable quarter.

Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020

Engineered Products revenue for the six months ended June 30, 2021 increased $119.7 million, or 15.9%, compared to the prior year comparable period. This was comprised of organic revenue growth of 12.9%, a favorable impact from foreign currency translation of 2.9%, and acquisition-related growth of 0.1%. The organic revenue growth was most notable in our vehicle service, industrial automation, and aerospace and defense businesses. Our waste handling business experienced an organic revenue decline compared to the prior year, driven by continued supply chain constraints that delayed shipments. Customer pricing favorably impacted revenue by approximately 1.6% for the six months ended June 30, 2021.

Segment earnings for the six months ended June 30, 2021 increased $14.7 million, or 12.6%, as compared to the 2020 comparable period. This increase was primarily driven by conversion on increased volumes and benefits from productivity and rightsizing actions, partially offset by higher material and logistics costs, comprised primarily of increased steel and freight costs, which were not fully recovered by pricing actions. Segment margin decreased from 15.6% to 15.1% as compared to the prior year comparable period.

Fueling Solutions

Our Fueling Solutions segment is focused on providing components, equipment and software and service solutions enabling safe transport of fuels and other hazardous fluids along the supply chain, as well as the safe and efficient operation of retail fueling and vehicle wash establishments.

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2021	2020	% Change	2021	2020	% Change
Revenue	$437,042	$326,495	33.9%	$826,720	$686,477	20.4%

Segment earnings	$78,755	$47,214	66.8%	$145,235	$100,712	44.2%
Depreciation and amortization	19,475	17,968	8.4%	38,744	36,307	6.7%
Segment EBITDA	$98,230	$65,182	50.7%	$183,979	$137,019	34.3%

Segment margin	18.0%	14.5%		17.6%	14.7%
Segment EBITDA margin	22.5%	20.0%		22.3%	20.0%

Other measures:
Bookings	$453,146	$311,498	45.5%	$875,814	$684,568	27.9%
Backlog				$256,497	$199,305	28.7%

Components of revenue growth:
Organic growth			24.9%			13.4%
Acquisitions			4.3%			3.4%
Foreign currency translation			4.7%			3.6%
			33.9%			20.4%

Second Quarter 2021 Compared to the Second Quarter 2020

Fueling Solutions segment revenue for the second quarter of 2021 increased $110.5 million, or 33.9%, as compared to the second quarter of 2020, comprised of organic growth of 24.9%, a favorable impact from foreign currency translation of 4.7%, and acquisition-related growth of 4.3%. Acquisition-related growth was driven by the acquisition of Innovative Control Systems, Inc. and AvaLAN Wireless Systems Incorporated. Customer pricing favorably impacted revenue by approximately 2.5% in the second quarter.

The organic revenue growth for the Fueling Solutions segment was driven by solid demand in our North American retail fueling, European systems and software, and vehicle wash solutions businesses, reflecting a market recovery after COVID-19. Demand for Europay, Mastercard, and Visa compliant equipment continued to contribute to order activity in North America, however, we expect this activity to taper down throughout the second half of 2021 and beyond after the expiration of compliance deadline in April 2021.

Fueling Solutions segment earnings increased $31.5 million, or 66.8%, over the prior year comparable quarter. The increase was primarily driven by conversion on organic revenue growth, pricing initiatives, productivity actions, and a favorable impact from acquisitions, partially offset by material and labor cost inflation. Segment margin increased to 18.0% from 14.5% in the prior year quarter due to similar factors that drove segment earnings.

Overall bookings increased 45.5% as compared to the prior year comparable quarter, driven by organic growth of 33.5%, a favorable impact from foreign currency translation of 5.5%, and acquisition-related growth of 6.5%. Organic bookings growth was primarily driven by strong demand in North American retail fueling and vehicle wash solutions, as well as solid demand in EMEA. Segment book to bill was 1.04. Backlog increased 28.7% as compared to the prior year comparable quarter.

Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020

Fueling Solutions segment revenue increased $140.2 million, or 20.4%, as compared to the six months ended June 30, 2020, attributable to organic growth of 13.4%, a favorable impact from foreign currency translation of 3.6%, and acquisition-related growth of 3.4%. Organic revenue increases were driven by strong activity in our North American retail fueling, European systems & software, and vehicle wash solutions businesses, given the broader market recovery due to reduced demand in the first half of 2020 due to COVID-19. Customer pricing favorably impacted revenue by approximately 1.8% for the six months ended June 30, 2021.

Fueling Solutions segment earnings increased $44.5 million, or 44.2%, for the six months ended June 30, 2021. The increase was driven by conversion on organic revenue growth, pricing initiatives, productivity actions, and a favorable impact from acquisitions, partially offset by material and labor cost inflation. Segment margin increased 230 basis points to 17.6% from 14.7% in the prior year comparable period.

Imaging & Identification

Our Imaging & Identification segment supplies precision marking and coding, product traceability and digital textile printing equipment, as well as related consumables, software and services.

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2021	2020	% Change	2021	2020	% Change
Revenue	$294,076	$227,977	29.0%	$578,404	$484,742	19.3%

Segment earnings	$60,747	$38,046	59.7%	$117,739	$89,528	31.5%
Depreciation and amortization	9,294	9,224	0.8%	18,887	17,993	5.0%
Segment EBITDA	$70,041	$47,270	48.2%	$136,626	$107,521	27.1%

Segment margin	20.7%	16.7%		20.4%	18.5%
Segment EBITDA margin	23.8%	20.7%		23.6%	22.2%

Other measures:
Bookings	$299,608	$221,315	35.4%	$593,222	$493,919	20.1%
Backlog				$206,125	$168,904	22.0%

Components of revenue growth:
Organic growth			20.2%			11.4%
Acquisitions			1.3%			1.9%
Foreign currency translation			7.5%			6.0%
			29.0%			19.3%

Second Quarter 2021 Compared to the Second Quarter 2020

Imaging & Identification segment revenue for the second quarter of 2021 increased $66.1 million, or 29.0%, as compared to the second quarter of 2020, comprised of organic growth of 20.2%, a favorable impact from foreign currency translation of 7.5%, and acquisition-related growth of 1.3%. Acquisition-related growth was driven by the acquisition of Solaris Laser S.A. in the third quarter of 2020. Customer pricing favorably impacted revenue by approximately 1.1% in the second quarter.

Organic revenue growth was primarily driven by our marking and coding business, which delivered continued strong growth in new equipment and associated services and consumables, particularly in Asia, as well as serialization software sales. Our digital textile printing business also experienced early stages of demand recovery compared to the second quarter of 2020, when demand for printed textiles was severely reduced due to the impact of COVID-19 restrictions on the global apparel industry. While current global retail volumes have improved substantially from this time last year, volumes have not yet returned to pre-pandemic levels. We continue to believe we remain favorably positioned to gain from a longer-term transition from analog to digital printing by our customers, and believe some business model shifts within the industry driven by the COVID-19 pandemic may accelerate our customers’ need to shift from analog to digital printing.

Imaging & Identification segment earnings increased $22.7 million, or 59.7%, over the prior year comparable quarter. This increase was primarily driven by conversion on increased revenue and the benefits from productivity initiatives and cost containment actions. Segment margin increased to 20.7% from 16.7% in the prior year comparable quarter.

Overall bookings increased 35.4% as compared to the prior year comparable quarter, reflecting organic growth of 26.6%, a favorable impact from foreign currency translation of 7.8%, and acquisition-related growth of 1.0%. Segment book to bill was 1.02. Backlog increased 22.0% as compared to the prior year quarter driven by the inclusion of backlog from the Solaris acquisition and increased order intake in our marking and coding business.

Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020

Imaging & Identification segment revenue increased $93.7 million, or 19.3%, as compared to the six months ended June 30, 2020, attributable to organic growth of 11.4%, a favorable impact from foreign currency translation of 6.0%, and acquisition-related growth of 1.9%. The organic revenue growth was primarily driven by continued strong demand for marking and coding equipment and associated services and consumables, serialization software sales, as well as a continuing gradual recovery in demand for printed textiles. Customer pricing favorably impacted revenue by approximately 1.0% for the six months ended June 30, 2021.

Imaging & Identification segment earnings increased $28.2 million, or 31.5%, for the six months ended June 30, 2021 over the prior year comparable period. The increase was primarily driven by conversion on increased revenue and the benefits from productivity initiatives and cost reduction actions. Segment margin increased to 20.4% from 18.5% in the prior year comparable quarter.

Pumps & Process Solutions

Our Pumps & Process Solutions segment manufactures specialty industrial pumps, fluid handling components, plastics and polymer processing equipment, single use pumps, flow meters and connectors for biopharma and other hygienic applications, and highly engineered components for rotating and reciprocating machines.

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2021	2020	% Change	2021	2020	% Change
Revenue	$428,701	$309,095	38.7%	$823,078	$628,631	30.9%

Segment earnings	$138,632	$67,702	104.8%	$262,277	$133,781	96.0%
Depreciation and amortization	16,866	17,572	(4.0)%	33,792	35,908	(5.9)%
Segment EBITDA	$155,498	$85,274	82.4%	$296,069	$169,689	74.5%

Segment margin	32.3%	21.9%		31.9%	21.3%
Segment EBITDA margin	36.3%	27.6%		36.0%	27.0%

Other measures:
Bookings	$521,010	$275,872	88.9%	$1,072,375	$645,275	66.2%
Backlog				$634,477	$379,090	67.4%

Components of revenue growth:
Organic growth			33.6%			25.8%
Acquisitions			0.7%			1.0%
Foreign currency translation			4.4%			4.1%
			38.7%			30.9%

Second Quarter 2021 Compared to the Second Quarter 2020

Pumps & Process Solutions segment revenue for the second quarter of 2021 increased $119.6 million, or 38.7%, as compared to the second quarter of 2020, comprised of organic growth of 33.6%, a favorable impact from foreign currency translation of 4.4%, and acquisition-related growth of 0.7%. Acquisition-related growth was primarily driven by the acquisition of Em-tec GmbH. Customer pricing favorably impacted revenue by approximately 1.3% in the second quarter.

The organic revenue growth was most significantly driven by strong performance in the biopharma and hygienic markets, where we continue to see strong demand for single use pumps and connectors used in biological pharmaceutical production processes. We expect this positive trajectory to carry into the next quarter and beyond, as our bookings trends and backlog position signal strength into the second half of 2021. Additionally, we continue to see strength in industrial pumps, and plastics and polymer processing solutions as a result of strong fundamental end market dynamics, as well as a recovery from the demand impacts from COVID-19 in the second quarter of 2020. Revenue in bearings and compression components increased modestly, as several end markets are facing prolonged recovery and are expected to show improvement in the second half of the year.

Pumps & Process Solutions segment earnings increased $70.9 million, or 104.8%, over the prior year comparable quarter. The increase was primarily driven by strong conversion on revenue growth, pricing initiatives, and productivity actions, partially offset by material and labor cost inflation. Segment margin increased to 32.3% from 21.9% from the prior year comparable quarter.

Overall bookings increased 88.9% as compared to the prior year comparable quarter, reflecting organic growth of 81.7%, a favorable impact from foreign currency translation of 5.2%, and acquisition-related growth of 2.0%. Organic bookings growth was primarily driven by the significant growth in the biopharma and hygienic pumps and connectors markets, as well as strong order intake in industrial pumps and plastics & polymer processing solutions. Segment book to bill was 1.22. Backlog increased 67.4% compared to the prior year comparable quarter.

Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020

Pumps & Process Solutions segment revenue increased $194.4 million, or 30.9%, as compared to the six months ended June 30, 2020, attributable to organic growth of 25.8%, a favorable impact from foreign currency translation of 4.1% and a 1.0% impact from acquisitions. The organic increase was principally driven by strong performance in the biopharma and hygienic pumps and connectors markets, along with solid growth in industrial pumps and plastics & polymer processing solutions. Customer pricing favorably impacted revenue by approximately 1.1% for the six months ended June 30, 2021.

Pumps & Process Solutions segment earnings increased $128.5 million, or 96.0%, for the six months ended June 30, 2021 over the prior year comparable period. The increase was predominantly driven by conversion on revenue growth, pricing initiatives, and productivity actions, partially offset by material and labor cost inflation. Segment margin increased to 31.9% from 21.3% from the prior year comparable period.

Refrigeration & Food Equipment
Our Refrigeration & Food Equipment segment is a provider of innovative and energy-efficient equipment and systems that serve the commercial refrigeration, heating and cooling and food equipment markets.

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2021	2020	% Change	2021	2020	% Change
Revenue	$430,506	$293,527	46.7%	$802,583	$605,440	32.6%

Segment earnings(1)	$48,971	$11,459	327.4%	$87,088	$34,988	148.9%
Depreciation and amortization	12,077	11,421	5.7%	24,173	22,969	5.2%
Segment EBITDA(1)	$61,048	$22,880	166.8%	$111,261	$57,957	92.0%

Segment margin(1)	11.4%	3.9%		10.9%	5.8%
Segment EBITDA margin(1)	14.2%	7.8%		13.9%	9.6%

Other measures:
Bookings	$606,545	$326,400	85.8%	$1,143,871	$681,557	67.8%
Backlog				$854,188	$390,368	118.8%

Components of revenue growth:
Organic growth			43.5%			30.5%
Dispositions			—%			(0.8)%
Foreign currency translation			3.2%			2.9%
			46.7%			32.6%
(1) Segment earnings (EBIT) and Segment EBITDA for the three and six months ended June 30, 2020 include a $781 expense and a $5,770 net gain on the sale of AMS Chino, respectively. The three and six months ended June 30, 2020 also include a $3,640 write-off of assets.

Second Quarter 2021 Compared to the Second Quarter 2020

Refrigeration & Food Equipment segment revenue increased $137.0 million, or 46.7%, as compared to the second quarter of 2020, reflecting organic revenue growth of 43.5% and a favorable impact from foreign currency translation of 3.2%. Customer pricing favorably impacted revenue by approximately 2.6% in the first quarter.

The organic revenue growth was principally driven by robust growth across our key end-markets. Retail refrigeration experienced strong growth across all product lines, driven by a broad-based increase in customer store renovation and remodel programs, as well as new product roll-outs and customer wins. Additionally, regulations requiring more environmentally friendly refrigerants drove strong growth for our natural refrigerant systems in both Europe and the U.S. Can-shaping equipment revenues more than doubled from prior year, driven by continued favorable macro trends in the global beverage industry as producers shift from plastic and glass packaging to aluminum containers for environmental sustainability reasons. Our heat exchanger business experienced healthy growth as well, fueled by regulation-driven heat pump demand in Europe and strengthening commercial HVAC and industrial markets globally. Commercial foodservice equipment revenues improved sequentially and over comparable prior year period, as many key restaurant chain customers resumed store investment programs once government mandated COVID-19 restrictions began to ease. We expect foodservice equipment demand to continue to recover as a successful rollout of the COVID-19 vaccine will facilitate key school, institutional and event venue customers to re-open.

Refrigeration & Food Equipment segment earnings increased $37.5 million, or 327.4%, as compared to the second quarter of 2020. Segment margin increased to 11.4% from 3.9% in the prior year comparable quarter. The earnings increase was driven by conversion on increased volumes, improved operational efficiencies and benefits from prior restructuring programs, partially offset by increased material costs, most notably metals, and other inflationary cost increases.

Bookings in the second quarter of 2021 increased 85.8% from the prior year comparable quarter, reflecting organic growth of 83.1% and a favorable impact from foreign currency translation of 2.7%. The organic bookings growth was principally driven by increased project activity for can-shaping equipment, continued broad-based supermarket remodel programs in retail refrigeration products and strong global demand for brazed plate heat exchangers. Segment book to bill for the second quarter of 2021 was 1.41. Backlog increased 118.8% over the prior year comparable quarter, reflective of the improving outlook across all businesses within the segment.

Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020

Refrigeration & Food Equipment segment revenue increased $197.1 million, or 32.6%, compared to the six months ended June 30, 2020, reflecting an organic revenue growth of 30.5% and a favorable foreign currency translation of 2.9%, partially offset by a 0.8% impact from the disposition of AMS Chino. The organic revenue growth for the six months ended June 30, 2021 was driven by strong growth across our key end markets, most notably retail refrigeration, can-shaping equipment and heat exchangers. Commercial foodservice equipment revenues improved sequentially from prior quarter and exceeded prior year, driven by a strong recovery with restaurant chain customers due to the ease of COVID-19 government mandated restrictions. Customer pricing favorably impacted revenue by approximately 1.4% for the six months ended June 30, 2021.

Refrigeration & Food Equipment segment earnings increased $52.1 million, or 148.9%, for the six months ended June 30, 2021, as compared to the prior year comparable period. The increase was primarily due to conversion on increased volumes, improved operational efficiencies and benefits from prior restructuring programs, partially offset by increased material costs, most notably metals, and a prior year gain on the sale of AMS Chino. Segment margin increased to 10.9% from 5.8% in the prior year comparable period.

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

Cash Flow Summary

The following table is derived from our Condensed Consolidated Statements of Cash Flows:

	Six Months Ended June 30,
Cash Flows (dollars in thousands)	2021	2020
Net Cash Flows Provided By (Used In):
Operating activities	$437,257	$347,672
Investing activities	(151,203)	(298,274)
Financing activities	(200,188)	213,496

Operating Activities

Cash provided by operating activities for the six months ended June 30, 2021 increased approximately $89.6 million compared to the comparable period in 2020. This increase was primarily driven by higher net earnings, excluding the impact of depreciation, amortization and gain on sale of a business as well as lower compensation payouts in 2021 compared to 2020. This increase was partially offset by higher investments in working capital to support business growth. Additionally, 2020 included the impact of permitted deferrals of approximately $40 million of U.S. and state income tax payments from the second to the third quarter of 2020 and deferrals of approximately $10 million of payroll taxes in the second quarter of 2020 to the fourth quarters of 2021 and 2022. There were no such deferrals in 2021.

Adjusted Working Capital: We believe adjusted working capital (a non-GAAP measure calculated as accounts receivable, plus inventory, less accounts payable) provides a meaningful measure of our operational results by showing changes caused solely by revenue. The following table provides a reconciliation of adjusted working capital to the most directly comparable GAAP measure:

Adjusted Working Capital (dollars in thousands)	June 30, 2021	December 31, 2020
Accounts receivable	$1,329,051	$1,137,223
Inventories	977,831	835,804
Less: Accounts payable	1,006,557	853,942
Adjusted working capital	$1,300,325	$1,119,085

Adjusted working capital increased from December 31, 2020 by $181.2 million, or 16.2%, to $1.3 billion at June 30, 2021, which reflected an increase of $191.8 million in accounts receivable and $142.0 million in inventory, partially offset by an increase in accounts payable of $152.6 million. These amounts include the effects of acquisitions, dispositions and foreign currency translation. Accounts receivable increased compared to the prior year as a result of higher revenue. Inventories increased to support business growth and higher backlog which also drove an increase in accounts payable.

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

Outstanding payments related to SCF programs are recorded within accounts payable in our consolidated balance sheets. As of June 30, 2021 and December 31, 2020, amounts due to financial institutions for suppliers using SCF were approximately $184 million and $139 million, respectively. SCF related payments are classified as a reduction to cash flows from operations. During the six months ended June 30, 2021 and 2020 amounts paid to SCF financial institutions were  approximately $378 million and $296  million, respectively.

Investing Activities

Cash provided from investing activities is derived from cash outflows for capital expenditures and acquisitions, offset by proceeds from sales of businesses and property, plant and equipment. For the six months ended June 30, 2021 and 2020, we used cash in investing activities of $151.2 million and $298.3 million, respectively, driven mainly by the following factors:

•Acquisitions: During the six months ended June 30, 2021, we acquired AvaLAN and Blue Bite within the Fueling Solutions and Imaging & Identification segments, respectively, and Quantex and one other immaterial acquisition within the Pumps & Process Solutions segment for $81.2 million, net of cash acquired. During the six months ended June 30, 2020, we acquired Systech, Soft-Pak, and Em-tec within the Imaging & Identification, Engineered Products, and Pumps & Process Solutions segments, respectively, for $238.8 million, net of cash acquired.

•Capital spending: Our capital expenditures decreased $5.9 million during the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The decrease is primarily due to the completion of large projects in the prior year. We continue to expect full year 2021 capital expenditures to be approximately $175-$200 million.

•Proceeds from sale of businesses: There were no proceeds from the sale of businesses during the six months ended June 30, 2021. For the six months ended June 30, 2020, we received proceeds of $16.9 million from the sale of AMS Chino within the Refrigeration & Food Equipment segment.

We anticipate that capital expenditures and any acquisitions we make through the remainder of 2021 will be funded from available cash and internally generated funds and through the issuance of commercial paper, use of lines of credit or public or private debt markets, as necessary.

Financing Activities

Our cash flow from financing activities generally relates to the use of cash for purchases of our common stock and payment of dividends, offset by net borrowing activity. For the six months ended June 30, 2021 and 2020, we used cash totaling $200.2 million and generated cash totaling $213.5 million, respectively, for financing activities, with the activity primarily attributable to the following:

•Repurchase of common stock: During the six months ended June 30, 2021, we used $21.6 million to repurchase 182,951 shares. During the six months ended June 30, 2020, we used $52.9 million to repurchase 548,659 shares.

•Long-term debt, commercial paper and notes payable: During the six months ended June 30, 2021, we did not borrow or have proceeds from long-term debt, commercial paper or notes payable. During the six months ended June 30, 2020, we borrowed $500 million under the $1.0 billion five-year unsecured revolving credit facility ("Credit Agreement") which was repaid during the same period. During the six months ended June 30, 2020, we also received net proceeds from commercial paper of $420.3 million.

•Dividend payments: Dividends paid to shareholders during the six months ended June 30, 2021 totaled $142.7 million as compared to $141.6 million during the same period in 2020. Our dividends paid per common share increased 1.0% to $0.99 during the six months ended June 30, 2021 compared to $0.98 during the same period in 2020.

•Payments to settle employee tax obligations: Payments to settle tax obligations from the exercise of share-based awards increased $21.9 million compared to the prior year period. The increase is primarily due to the increase in the number of shares exercised and an increase in the average stock price compared to the prior year period.

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

The following table reconciles our free cash flow to cash flow provided by operating activities:

	Six Months Ended June 30,
Free Cash Flow (dollars in thousands)	2021	2020
Cash flow provided by operating activities	$437,257	$347,672
Less: Capital expenditures	(73,231)	(79,171)
Free cash flow	$364,026	$268,501

Free cash flow as a percentage of revenue	9.3%	8.5%

Free cash flow as a percentage of net earnings	73.2%	89.2%

For the six months ended June 30, 2021, we generated free cash flow of $364.0 million, representing 9.3% of revenue and 73.2% of net earnings. Free cash flow for the six months ended June 30, 2021 increased $95.5 million compared to the prior year period, due to higher operating cash flow primarily as a result of higher earnings and lower compensation payments and capital expenditures, partially offset by higher investments in working capital to support growth, and deferrals of tax payments in 2020 that did not repeat in 2021, as previously noted.

Capitalization

We use commercial paper borrowings for general corporate purposes, including the funding of acquisitions and the repurchase of our common stock. As of June 30, 2021, we maintained a $1 billion Credit Agreement with a syndicate of banks with an expiration date of October 4, 2024. The Credit Agreement is used as liquidity back-up for our commercial paper program and for general corporate purposes.

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

Under the Credit Agreement, we are required to pay a facility fee and to maintain an interest coverage ratio of consolidated EBITDA to consolidated net interest expense of not less than 3.0 to 1.0. We were in compliance with this covenant and our other long-term debt covenants at June 30, 2021 and had a coverage ratio of 13.9 to 1. We are not aware of any potential impairment to our liquidity and expect to remain in compliance with all of our debt covenants. Additionally, our earliest long-term debt maturity is in 2025.

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

At June 30, 2021, our cash and cash equivalents totaled $601.4 million, of which $481.2 million was held outside the United States. At December 31, 2020, our cash and cash equivalents totaled $513.1 million, of which $345.9 million was held outside the United States. Cash and cash equivalents are invested in highly liquid investment-grade money market instruments and bank deposits with maturities of three months or less. We invest any cash in excess of near-term requirements in money market instruments or short-term investments, which consist of investment grade time deposits with original maturity dates at the time of purchase of no greater than three months.

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

Net Debt to Net Capitalization Ratio (dollars in thousands)	June 30, 2021	December 31, 2020
Long-term debt	$3,083,246	$3,108,829
Total debt	3,083,246	3,108,829
Less: Cash and cash equivalents	(601,359)	(513,075)
Net debt	2,481,887	2,595,754
Add: Stockholders' equity	3,719,304	3,385,773
Net capitalization	$6,201,191	$5,981,527
Net debt to net capitalization	40.0%	43.4%

Our net debt to net capitalization ratio decreased to 40.0% at June 30, 2021 compared to 43.4% at December 31, 2020. Net debt decreased $113.9 million during the period primarily due to an increase in cash and cash equivalents and a decrease in long-term debt as a result of foreign currency translation on Euro denominated notes. Stockholders' equity increased $333.5 million primarily as a result of earnings during the period, partially offset by dividends paid, exercises of share-based awards and share repurchases.

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

Special Notes Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, especially "Management’s Discussion and Analysis of Financial Condition and Results of Operations," contains "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements in this document other than statements of historical fact are statements that are, or could be deemed, “forward-looking” statements. Some of these statements may be indicated by words such as “may”, “anticipate”, “expect”, believe”, “intend”, “guidance”, “estimates”, “suggest”, “will”, “plan”, “should”, “would”, “could”, “forecast”, "headwind", "tailwind" and other words and terms that use the future tense or have a similar meaning. Forward-looking statements are based on current expectations and are subject to numerous important risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control. Factors that could cause actual results to differ materially from current expectations include, among other things, the impacts of COVID-19 or other future pandemics on the global economy and on our customers, suppliers, employees, business and cash flows, other general economic conditions and conditions in the particular markets in which we operate, changes in customer demand and capital spending, competitive factors and pricing pressures, our ability to develop and launch new products in a cost-effective manner, changes in law, including the effect of U.S. tax laws and developments with respect to trade policy and tariffs, our ability to identify and complete acquisitions and integrate and realize synergies from newly acquired businesses, the impact of interest rate and currency exchange rate fluctuations, capital allocation plans and changes in those plans, including with respect to dividends, share repurchases, investments in research and development, capital expenditures and acquisitions, our ability to derive expected benefits from restructuring, productivity initiatives and other cost reduction actions, changes in material costs or the supply of input materials, the impact of legal compliance risks and litigation, including with respect to product quality and safety, cybersecurity and privacy, our ability to capture and protect intellectual property rights, and various other factors that are described in our periodic reports filed with or furnished to the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2020. The Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise.

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
Reconciliations of non-GAAP measures can be found above in this Item 2, Management's Discussion and Analysis.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the six months ended June 30, 2021. For a discussion of our exposure to market risk, refer to Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Item 4. Controls and Procedures

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2021.

During the second quarter of 2021, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a.Not applicable.
b.Not applicable.
c.In November 2020, the Company's Board of Directors approved a new standing share repurchase authorization, whereby the Company may repurchase up to 20 million shares beginning on January 1, 2021 through December 31, 2023. No share repurchases were made under the November 2020 authorization during the three months ended June 30, 2021. As of June 30, 2021, the number of shares still available for repurchase under the November 2020 share repurchase authorization was 19,817,049.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

10.1	Dover Corporation 2021 Omnibus Incentive Plan, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 10, 2021 (SEC File No. 001-04018) is incorporated by reference. *

31.1	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Brad M. Cerepak.

31.2	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Richard J. Tobin.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Richard J. Tobin and Brad M. Cerepak.

101
The following materials from Dover Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 formatted in iXBRL (Inline eXtensible Business Reporting Language):  (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page formatted in Inline XBRL and contained in Exhibit 101.
*Executive compensation plan or arrangement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

DOVER CORPORATION

Date:	July 20, 2021	/s/ Brad M. Cerepak
Brad M. Cerepak
Senior Vice President & Chief Financial Officer
(Principal Financial Officer)

Date:	July 20, 2021	/s/ Ryan W. Paulson
Ryan W. Paulson
Vice President, Controller
(Principal Accounting Officer)