Form 10-Q
period 2021-09-30
DOVER Corp
filed 2021-10-19
CIK 29905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☑
The number of shares outstanding of the Registrant’s common stock as of October 12, 2021 was 143,984,653.

Dover Corporation
Form 10-Q

Item 1. Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$2,018,269	$1,748,256	$5,917,846	$4,903,370
Cost of goods and services	1,263,690	1,089,527	3,669,547	3,080,800
Gross profit	754,579	658,729	2,248,299	1,822,570
Selling, general and administrative expenses	412,553	381,831	1,249,593	1,135,512
Operating earnings	342,026	276,898	998,706	687,058
Interest expense	26,433	27,724	79,917	83,703
Interest income	(1,466)	(960)	(3,088)	(2,871)
Loss (gain) on sale of a business	—	557	—	(5,213)
Other income, net	(10,460)	(1,420)	(18,236)	(9,887)
Earnings before provision for income taxes	327,519	250,997	940,113	621,326
Provision for income taxes	63,763	50,697	179,080	119,981
Net earnings	$263,756	$200,300	$761,033	$501,345

Net earnings per share:
Basic	$1.83	$1.39	$5.29	$3.48
Diluted	$1.81	$1.38	$5.24	$3.45
Weighted average shares outstanding:
Basic	143,976	144,032	143,895	144,082
Diluted	145,440	145,289	145,220	145,313

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net earnings	$263,756	$200,300	$761,033	$501,345
Other comprehensive (loss) earnings, net of tax
Foreign currency translation adjustments:
Foreign currency translation (losses) gains	(26,155)	29,271	(17,567)	(19,714)
Total foreign currency translation adjustments (net of $(5,446), $9,872, $(11,669), $12,761 tax (provision) benefit, respectively)	(26,155)	29,271	(17,567)	(19,714)
Pension and other post-retirement benefit plans:
Amortization of actuarial losses included in net periodic pension cost	2,353	1,881	7,080	5,385
Amortization of prior service costs included in net periodic pension cost	214	250	646	794
Total pension and other post-retirement benefit plans (net of $(771), $(421), $(2,320), $(1,408) tax provision, respectively)	2,567	2,131	7,726	6,179
Changes in fair value of cash flow hedges:
Unrealized net (losses) gains arising during period	(212)	(278)	4,107	(3,472)
Net (gains) losses reclassified into earnings	(206)	(210)	(3,077)	318
Total cash flow hedges (net of $122, $139, $(302), $896 tax benefit (provision), respectively)	(418)	(488)	1,030	(3,154)
Other comprehensive (loss) earnings, net of tax	(24,006)	30,914	(8,811)	(16,689)
Comprehensive earnings	$239,750	$231,214	$752,222	$484,656

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$739,144	$513,075
Receivables, net of allowances of $41,598 and $40,474	1,351,144	1,137,223
Inventories, net	1,055,831	835,804
Prepaid and other current assets	153,296	133,085
Total current assets	3,299,415	2,619,187
Property, plant and equipment, net	906,268	897,326
Goodwill	4,153,846	4,072,542
Intangible assets, net	1,036,085	1,083,772
Other assets and deferred charges	507,369	479,247
Total assets	$9,902,983	$9,152,074

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,047,824	$853,942
Accrued compensation and employee benefits	270,944	239,750
Deferred revenue	195,509	184,845
Accrued insurance	104,000	98,954
Other accrued expenses	350,222	343,637
Federal and other income taxes	37,382	17,670
Total current liabilities	2,005,881	1,738,798
Long-term debt	3,060,184	3,108,829
Deferred income taxes	321,610	298,423
Noncurrent income tax payable	48,376	49,937
Other liabilities	575,114	570,314
Stockholders' equity:
Total stockholders' equity	3,891,818	3,385,773
Total liabilities and stockholders' equity	$9,902,983	$9,152,074

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Common stock $1 par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total stockholders' equity
Balance at June 30, 2021	$259,371	$853,887	$8,962,863	$(138,059)	$(6,218,758)	$3,719,304
Net earnings	—	—	263,756	—	—	263,756
Dividends paid ($0.50 per share)	—	—	(72,107)	—	—	(72,107)
Common stock issued for the exercise of share-based awards	25	(1,795)	—	—	—	(1,770)
Stock-based compensation expense	—	6,660	—	—	—	6,660
Other comprehensive loss, net of tax	—	—	—	(24,006)	—	(24,006)
Other, net	—	(19)	—	—	—	(19)
Balance at September 30, 2021	$259,396	$858,733	$9,154,512	$(162,065)	$(6,218,758)	$3,891,818

	Common stock $1 par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) earnings	Treasury stock	Total stockholders' equity
Balance at June 30, 2020	$258,768	$869,526	$8,368,620	$(263,629)	$(6,143,758)	$3,089,527
Net earnings	—	—	200,300	—	—	200,300
Dividends paid ($0.495 per share)	—	—	(71,458)	—	—	(71,458)
Common stock issued for the exercise of share-based awards	125	(10,358)	—	—	—	(10,233)
Stock-based compensation expense	—	7,371	—	—	—	7,371
Other comprehensive earnings, net of tax	—	—	—	30,914	—	30,914
Balance at September 30, 2020	$258,893	$866,539	$8,497,462	$(232,715)	$(6,143,758)	$3,246,421

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Common stock $1 par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total stockholders' equity
Balance at December 31, 2020	$258,982	$868,882	$8,608,284	$(153,254)	$(6,197,121)	$3,385,773
Net earnings	—	—	761,033	—	—	761,033
Dividends paid ($1.49 per share)	—	—	(214,805)	—	—	(214,805)
Common stock issued for the exercise of share-based awards	414	(35,252)	—	—	—	(34,838)
Stock-based compensation expense	—	25,053	—	—	—	25,053
Common stock acquired	—	—	—	—	(21,637)	(21,637)
Other comprehensive loss, net of tax	—	—	—	(8,811)	—	(8,811)
Other, net	—	50	—	—	—	50
Balance at September 30, 2021	$259,396	$858,733	$9,154,512	$(162,065)	$(6,218,758)	$3,891,818

	Common stock $1 par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total stockholders' equity
Balance at December 31, 2019	$258,552	$869,719	$8,211,257	$(216,026)	$(6,090,842)	$3,032,660
Adoption of ASU 2016-13	—	—	(2,112)	—	—	(2,112)
Net earnings	—	—	501,345	—	—	501,345
Dividends paid ($1.475 per share)	—	—	(213,028)	—	—	(213,028)
Common stock issued for the exercise of share-based awards	341	(21,791)	—	—	—	(21,450)
Stock-based compensation expense	—	15,591	—	—	—	15,591
Common stock acquired	—	—	—	—	(52,916)	(52,916)
Other comprehensive loss, net of tax	—	—	—	(16,689)	—	(16,689)
Other, net	—	3,020	—	—	—	3,020
Balance at September 30, 2020	$258,893	$866,539	$8,497,462	$(232,715)	$(6,143,758)	$3,246,421

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating Activities:
Net earnings	$761,033	$501,345
Adjustments to reconcile net earnings to cash from operating activities:
Depreciation and amortization	218,236	205,844
Stock-based compensation expense	25,053	15,591
Gain on sale of a business	—	(5,213)
Other, net	(11,969)	(7,731)
Cash effect of changes in assets and liabilities:
Accounts receivable, net	(222,521)	31,631
Inventories	(225,522)	(19,360)
Prepaid expenses and other assets	(38,290)	(24,198)
Accounts payable	199,877	(104,571)
Accrued compensation and employee benefits	32,284	(13,136)
Accrued expenses and other liabilities	42,084	131,279
Accrued and deferred taxes, net	8,321	(24,562)
Net cash provided by operating activities	788,586	686,919
Investing Activities:
Additions to property, plant and equipment	(121,157)	(123,564)
Acquisitions, net of cash acquired	(171,287)	(258,674)
Proceeds from sale of property, plant and equipment	6,570	5,090
Proceeds from sale of businesses	—	15,400
Other	(768)	(1,250)
Net cash used in investing activities	(286,642)	(362,998)
Financing Activities:
Repurchase of common stock	(21,637)	(52,916)
Change in notes payable	—	5,811
Dividends paid to stockholders	(214,805)	(213,028)
Payments to settle employee tax obligations on exercise of share-based awards	(34,838)	(21,450)
Other	(3,518)	(1,753)
Net cash used in financing activities	(274,798)	(283,336)
Effect of exchange rate changes on cash and cash equivalents	(1,077)	(10,337)
Net increase in cash and cash equivalents	226,069	30,248
Cash and cash equivalents at beginning of period	513,075	397,253
Cash and cash equivalents at end of period	$739,144	$427,501

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
At September 30, 2021, we estimated that $260 million in revenue is expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. We expect to recognize approximately 48% of our unsatisfied (or partially unsatisfied) performance obligations as revenue through 2022, with the remaining balance to be recognized in 2023 and thereafter.

The following table provides information about contract assets and contract liabilities from contracts with customers:

	September 30, 2021	December 31, 2020	December 31, 2019
Contract assets	$25,454	$15,020	$14,894
Contract liabilities - current	195,509	184,845	104,901
Contract liabilities - non-current	24,415	13,921	10,921

In the fourth quarter of 2020, the Company adjusted its prior year balance sheet classification and footnote disclosure related to certain upfront cash consideration received from customers that should have been classified as contract liabilities (included in deferred revenue or other liabilities) rather than customer deposits (included in accounts payable).

The revenue recognized during the nine months ended September 30, 2021 and 2020 that was included in contract liabilities at the beginning of the period, inclusive of adjustments, amounted to $155,255 and $76,766, respectively.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
3. Acquisitions

2021 Acquisitions

During the nine months ended September 30, 2021, the Company acquired six businesses in separate transactions for total consideration of $178,556, net of cash acquired and including contingent consideration. These businesses were acquired to complement and expand upon existing operations within the Engineered Products, Imaging & Identification, Pumps & Process Solutions, and Fueling Solutions segments. The goodwill recorded as a result of these acquisitions represents the economic benefits expected to be derived from product line expansions and operational synergies. Goodwill of $29,808 is deductible for income tax purposes and $81,561 is non-deductible for income tax purposes for these acquisitions.

On September 15, 2021, the Company acquired 100% of the voting stock of The Espy Corporation ("Espy"), a manufacturer of advanced electronic radio frequency sensor systems, for $60,611, net of cash acquired. The Espy acquisition strengthens the Company's offering of complete signal intelligence systems with integrated software within the Engineered Products segment. In connection with this acquisition, the Company recorded goodwill of $29,808 and intangible assets of $20,200, primarily related to customer intangibles. The Espy acquisition will be treated as an asset acquisition for U.S. income tax purposes, classifying the goodwill and intangibles as tax deductible.

On July 23, 2021, the Company acquired 100% of the voting stock of CDS Visual, Inc. ("CDS Visual"), a leading provider of 3D visualization solutions tailored for industrial applications, for $29,347, net of cash acquired. The CDS Visual acquisition extends the Company's reach of customer-facing digital capabilities within the Engineered Products segment. In connection with this acquisition, the Company recorded goodwill of $20,337 and intangible assets of $9,930, primarily related to technology.

On June 24, 2021, the Company acquired 100% of the voting stock of Blue Bite LLC ("Blue Bite"), a leading provider of consumer engagement and brand protection software solutions, for $29,035, net of cash acquired and including contingent consideration. The Blue Bite acquisition strengthens the Company's offering of product traceability and authentication solutions within the Imaging & Identification segment. In connection with this acquisition, the Company recorded goodwill of $19,378 and intangible assets of $13,250, primarily related to technology.

On June 23, 2021, the Company acquired 100% of the voting stock of Quantex Arc Limited ("Quantex"), a leading provider of single-use, recyclable pumps, for $23,896, net of cash acquired and including contingent consideration. The Quantex acquisition enhances the offering of single-use pumps for biopharma and other hygienic applications within the Pumps & Process Solutions segment. In connection with this acquisition, the Company recorded goodwill of $14,476 and intangible assets of $11,034, primarily related to patented technology.

On April 19, 2021, the Company acquired 100% of the voting stock of AvaLAN Wireless Systems, Incorporated ("AvaLAN"), a leading provider of secure wireless communications solutions for the convenience and fuel retail industry, for $34,144, net of cash acquired. The AvaLAN acquisition extends the Company's reach into the systems and software offering within the Fueling Solutions segment. In connection with this acquisition, the Company recorded goodwill of $26,679 and intangible assets of $14,630, primarily related to customer intangibles.

One other immaterial acquisition was completed during the nine months ended September 30, 2021 within the Pumps & Process Solutions segment.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
The following presents the preliminary allocation of purchase price to the assets acquired and liabilities assumed, based on their estimated fair values at their acquisition dates:

Total
Current assets, net of cash acquired	$12,343
Property, plant and equipment	8,088
Goodwill	111,369
Intangible assets	69,044
Other assets and deferred charges	4,104
Current liabilities	(12,097)
Other liabilities	(14,295)
Net assets acquired	$178,556

The amounts assigned to goodwill and major intangible asset classifications were as follows:

	Amount allocated	Useful life (in years)
Goodwill - tax deductible	$29,808	na
Goodwill - non-deductible	81,561	na
Customer intangibles	33,692	12	-	15
Unpatented technologies	22,680	7	-	12
Patents	6,006	9
Trademarks	6,666	15
	$180,413

2020 Acquisitions

During the nine months ended September 30, 2020, the Company acquired five businesses in separate transactions for total consideration of $258,674, net of cash acquired. These businesses were acquired to complement and expand upon existing operations within the Imaging & Identification, Engineered Products and Pumps & Process Solutions segments. The goodwill recorded as a result of these acquisitions represents the economic benefits expected to be derived from product line expansions and operational synergies. Goodwill in the amount of $33,183 is deductible for U.S. income tax purposes and goodwill in the amount of $124,691 is non-deductible for U.S. income tax purposes for these acquisitions.

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

2021

There were no dispositions for the nine months ended September 30, 2021.

See Note 21 — Subsequent Events for information on a definitive agreement to sell Unified Brands business ("Unified Brands") which is part of the Refrigeration & Food Equipment segment.

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

5. Inventories, net

	September 30, 2021	December 31, 2020
Raw materials	$624,365	$497,604
Work in progress	232,264	152,360
Finished goods	333,021	304,760
Subtotal	1,189,650	954,724
Less reserves	(133,819)	(118,920)
Total	$1,055,831	$835,804

6. Property, Plant and Equipment, net

	September 30, 2021	December 31, 2020
Land	$61,433	$60,287
Buildings and improvements	576,597	570,366
Machinery, equipment and other	1,817,417	1,772,772
Property, plant and equipment, gross	2,455,447	2,403,425
Accumulated depreciation	(1,549,179)	(1,506,099)
Property, plant and equipment, net	$906,268	$897,326

Depreciation expense totaled $36,913 and $34,096 for the three months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021 and 2020, depreciation expense was $111,152 and $102,016, respectively.

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

	2021	2020
Beginning Balance, December 31 of the Prior Year	$40,474	$29,381
Adoption of ASU 2016-13, cumulative-effect adjustment to retained earnings	—	2,706
Provision for expected credit losses, net of recoveries	4,744	10,248
Amounts written off charged against the allowance	(3,991)	(2,113)
Other, including dispositions and foreign currency translation	371	171
Ending balance, September 30	$41,598	$40,393

8. Goodwill and Other Intangible Assets
The changes in the carrying value of goodwill by reportable operating segments were as follows:

	Engineered Products	Fueling Solutions	Imaging & Identification	Pumps & Process Solutions	Refrigeration & Food Equipment	Total
Balance at December 31, 2020	$682,985	$940,973	$1,117,589	$786,280	$544,715	$4,072,542
Acquisitions	50,145	26,679	19,378	15,167	—	111,369
Purchase price adjustments	—	1,314	(1,926)	—	—	(612)
Foreign currency translation	(5,037)	(2,945)	(16,561)	(4,230)	(680)	(29,453)
Balance at September 30, 2021	$728,093	$966,021	$1,118,480	$797,217	$544,035	$4,153,846

During the nine months ended September 30, 2021, the Company recognized additions of $111,369 to goodwill as a result of acquisitions as discussed in Note 3 — Acquisitions. During the nine months ended September 30, 2021, the Company recorded purchase price adjustments that reduced goodwill by $612, principally related to working capital adjustments for 2020 acquisitions within the Fueling Solutions and Imaging & Identification segments.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
The Company’s definite-lived and indefinite-lived intangible assets by major asset class were as follows:

	September 30, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Customer intangibles	$1,577,058	$900,659	$676,399	$1,559,771	$834,798	$724,973
Trademarks	238,121	115,076	123,045	233,205	103,907	129,298
Patents	167,966	143,855	24,111	163,299	141,182	22,117
Unpatented technologies	201,573	121,243	80,330	180,947	113,404	67,543
Distributor relationships	85,861	54,847	31,014	87,028	51,611	35,417
Drawings and manuals	28,233	27,136	1,097	29,198	26,193	3,005
Other	23,486	20,177	3,309	23,901	19,324	4,577
Total	2,322,298	1,382,993	939,305	2,277,349	1,290,419	986,930
Unamortized intangible assets:
Trademarks	96,780	—	96,780	96,842	—	96,842
Total intangible assets, net	$2,419,078	$1,382,993	$1,036,085	$2,374,191	$1,290,419	$1,083,772

For the three months ended September 30, 2021 and 2020, amortization expense was $35,998 and $35,393, respectively, including acquisition-related intangible amortization of $35,587 and $34,797, respectively. For the nine months ended September 30, 2021 and 2020, amortization expense was $107,084 and $103,828, respectively, including acquisition-related intangible amortization of $105,808 and $102,443, respectively.

9. Restructuring Activities

The Company's restructuring charges by segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Engineered Products	$870	$2,342	$9,200	$6,860
Fueling Solutions	1,620	1,572	3,084	3,958
Imaging & Identification	168	99	1,032	(167)
Pumps & Process Solutions	639	1,719	1,526	10,271
Refrigeration & Food Equipment	1,293	534	4,637	3,307
Corporate	200	474	1,182	2,136
Total	$4,790	$6,740	$20,661	$26,365

These amounts are classified in the Condensed Consolidated Statements of Earnings as follows:
Cost of goods and services	$2,194	$2,710	$10,940	$11,809
Selling, general and administrative expenses	2,596	4,030	9,721	14,556
Total	$4,790	$6,740	$20,661	$26,365

The restructuring expenses of $4,790 and $20,661 incurred during the three and nine months ended September 30, 2021 were primarily the result of restructuring programs initiated in 2020 and 2021 in response to demand conditions, asset charges related to a product line exit and broad-based operational efficiency initiatives focusing on footprint consolidation and IT centralization. Additional programs, beyond the scope of the announced programs, may be implemented during 2021 with related restructuring charges.

The $4,790 of restructuring charges incurred during the third quarter of 2021 primarily included the following items:
•The Engineered Products segment recorded $870 of restructuring charges related principally to asset charges related to a product line exit.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
•The Fueling Solutions segment recorded $1,620 of restructuring charges primarily due to asset charges, headcount reductions and facility exit costs.

•The Imaging & Identification segment recorded restructuring charges of $168 primarily related to headcount reductions.

•The Pumps & Process Solutions segment recorded $639 of restructuring charges primarily related to asset charges.

•The Refrigeration & Food Equipment segment recorded $1,293 of restructuring expense primarily due to asset charges.

•Corporate recorded $200 of restructuring charges primarily related to exit costs associated with IT centralization initiatives.

The Company’s severance and exit accrual activities were as follows:

	Severance	Exit		Total
Balance at December 31, 2020	$10,547	$4,366		$14,913
Restructuring charges	7,933	12,728		20,661
Payments	(9,625)	(4,500)		(14,125)
Other, including foreign currency translation	(190)	(9,342)	(1)	(9,532)
Balance at September 30, 2021	$8,665	$3,252		$11,917
(1) Other activity in exit reserves primarily represents asset charges related to a product line exit.

10. Borrowings

Borrowings consisted of the following:

		Carrying amount (1)
	Principal	September 30, 2021	December 31, 2020
Long-term
3.15% 10-year notes due November 15, 2025	$400,000	$397,221	$396,716
1.25% 10-year notes due November 9, 2026 (euro-denominated)	€600,000	697,073	724,310
0.750% 8-year notes due November 4, 2027 (euro denominated)	€500,000	580,355	603,107
6.65% 30-year debentures due June 1, 2028	$200,000	199,331	199,255
2.950% 10-year notes due November 4, 2029	$300,000	296,934	296,650
5.375% 30-year debentures due October 15, 2035	$300,000	296,497	296,309
6.60% 30-year notes due March 15, 2038	$250,000	248,137	248,053
5.375% 30-year notes due March 1, 2041	$350,000	344,636	344,429
Total long-term debt		$3,060,184	$3,108,829
(1) Carrying amount is net of unamortized debt discount and deferred debt issuance costs. Total unamortized debt discounts were
$15.8 million and $17.6 million as of September 30, 2021 and December 31, 2020, respectively. Total deferred debt issuance costs were $13.0 million and $14.4 million as of September 30, 2021 and December 31, 2020, respectively.

As of September 30, 2021, the Company maintained a $1.0 billion five-year unsecured revolving credit facility (the "Credit Agreement") with a syndicate of banks which expires on October 4, 2024. At the Company's election, loans under the Credit Agreement will bear interest at a base rate plus an applicable margin. The Credit Agreement requires the Company to pay a facility fee and imposes various restrictions on the Company such as, among other things, a requirement to maintain a minimum interest coverage ratio of EBITDA to consolidated net interest expense of not less than 3.0 to 1. The Company uses the Credit Agreement principally as liquidity back-up for its commercial paper program and for general corporate purposes.

The Company was in compliance with all covenants in the Credit Agreement and other long-term debt covenants at September 30, 2021 and had an interest coverage ratio of consolidated EBITDA to consolidated net interest expense of 14.9 to 1.

As of September 30, 2021, the Company had approximately $154.8 million outstanding in letters of credit, surety bonds, and performance and other guarantees which expire on various dates through 2029. These letters of credit and bonds are primarily issued as security for insurance, warranty and other performance obligations. In general, we would only be liable for the amount of these guarantees in the event of default in the performance of our obligations.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
11. Financial Instruments

Derivatives

The Company is exposed to market risk for changes in foreign currency exchange rates due to the global nature of its operations and certain commodity risks. In order to manage these risks, the Company has hedged portions of its forecasted sales and purchases to occur within the next twelve months that are denominated in non-functional currencies, with currency forward contracts designated as cash flow hedges. At September 30, 2021 and December 31, 2020, the Company had contracts with total notional amounts of $178,702 and $173,674, respectively, to exchange currencies, principally Euro, Pound Sterling, Swedish Krona, Chinese Yuan, Canadian Dollar, and Swiss Franc. The Company believes it is probable that all forecasted cash flow transactions will occur.

In addition, the Company had outstanding contracts with a total notional amount of $90,088 and $73,755 as of September 30, 2021 and December 31, 2020, respectively, that are not designated as hedging instruments. These instruments are used to reduce the Company's exposure for operating receivables and payables that are denominated in non-functional currencies. Gains and losses on these contracts are recorded in other income, net in the Condensed Consolidated Statements of Earnings.

The following table sets forth the fair values of derivative instruments held by the Company as of September 30, 2021 and December 31, 2020 and the balance sheet lines in which they are recorded:

	Fair Value Asset (Liability)
	September 30, 2021	December 31, 2020	Balance Sheet Caption
Foreign currency forward	$1,701	$2,325	Prepaid and other current assets
Foreign currency forward	(166)	(2,057)	Other accrued expenses

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

Amounts recognized in other comprehensive earnings for the gains (losses) on net investment hedges were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Gain (loss) on euro-denominated debt	$24,032	$(45,379)	$51,571	$(58,659)
Tax (expense) benefit	(5,446)	9,872	(11,669)	12,761
Net gain (loss) on net investment hedges, net of tax	$18,586	$(35,507)	$39,902	$(45,898)

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

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
	Level 2	Level 2
Assets:
Foreign currency cash flow hedges	$1,701	$2,325
Liabilities:
Foreign currency cash flow hedges	166	2,057

In addition to fair value disclosure requirements related to financial instruments carried at fair value, accounting standards require interim disclosures regarding the fair value of all of the Company’s financial instruments.

The estimated fair value of long-term debt at September 30, 2021 and December 31, 2020, was $3,520,716 and $3,635,673, respectively. The estimated fair value of long-term debt is based on quoted market prices for similar instruments and is, therefore, classified as Level 2 within the fair value hierarchy.

The carrying values of cash and cash equivalents, trade receivables, accounts payable and notes payable are reasonable estimates of their fair values as of September 30, 2021 and December 31, 2020 due to the short-term nature of these instruments.

12. Income Taxes

The effective tax rates for the three months ended September 30, 2021 and 2020 were 19.5% and 20.2%, respectively. The decrease in the effective tax rate for the three months ended September 30, 2021 relative to the prior comparable period was primarily driven by favorable audit settlements.

The effective tax rates for the nine months ended September 30, 2021 and 2020 were 19.0% and 19.3%, respectively. The decrease in the effective tax rate for the nine months ended September 30, 2021 relative to the prior year comparable period was primarily driven by favorable audit settlements.

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

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
13. Equity Incentive Program

The Company typically grants equity awards annually at its regularly scheduled first quarter meeting of the Compensation Committee of the Board of Directors. During the nine months ended September 30, 2021, the Company issued stock-settled appreciation rights ("SARs") covering 413,173 shares, performance share awards of 50,371 and restricted stock units ("RSUs") of 83,993.

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

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

Stock-based compensation is reported within selling, general and administrative expenses in the Condensed Consolidated Statements of Earnings. The following table summarizes the Company’s compensation expense relating to all stock-based incentive plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Pre-tax stock-based compensation expense	$6,660	$7,371	$25,053	$15,591
Tax benefit	(576)	(854)	(2,357)	(1,822)
Total stock-based compensation expense, net of tax	$6,084	$6,517	$22,696	$13,769

The increase in stock-based compensation expense for the nine months ended September 30, 2021 compared to the prior comparable period was primarily due to plan amendments made in the current year, which accelerated the vesting of shares awarded to retirement-eligible employees, as well as lower performance share attainment rates in the prior year.

14. Commitments and Contingent Liabilities

Litigation

Certain of the Company’s subsidiaries are involved in legal proceedings relating to the cleanup of waste disposal sites identified under federal and state statutes that provide for the allocation of such costs among "potentially responsible parties." In each instance, the extent of the Company’s liability appears to be very small in relation to the total projected expenditures and the number of other "potentially responsible parties" involved and is anticipated to be immaterial to the Company. In addition, certain of the Company’s subsidiaries are involved in ongoing remedial activities at certain current and former plant sites, in cooperation with regulatory agencies, and appropriate estimated liabilities have been established. At September 30, 2021 and December 31, 2020, the Company had estimated liabilities totaling $29,887 and $30,431, respectively, for environmental and other matters, including private party claims for exposure to hazardous substances that are probable and estimable.

The Company and certain of its subsidiaries are also parties to a number of other legal proceedings incidental to their businesses. These proceedings primarily involve claims by private parties alleging injury arising out of use of the Company’s products, patent infringement, employment matters, and commercial disputes. Management and legal counsel, at least quarterly, review the probable outcome of such proceedings, the costs and expenses reasonably expected to be incurred and currently accrued to-date, and the availability and extent of insurance coverage. The Company has estimated liabilities for legal matters that are probable and estimable, and at September 30, 2021 and December 31, 2020, these estimated liabilities were not significant. While it is not possible at this time to predict the outcome of these legal actions, in the opinion of management, based on the aforementioned reviews, the Company is not currently involved in any legal proceedings which, individually or in the aggregate, could have a material effect on its financial position, results of operations, or cash flows.

Warranty Accruals

Estimated warranty program claims are provided for at the time of sale of the Company's products. Amounts provided for are based on historical costs and adjusted for new claims and are included within other accrued expenses and other liabilities in the Condensed Consolidated Balance Sheet. The changes in the carrying amount of product warranties through September 30, 2021 and 2020, were as follows:

	2021	2020
Beginning Balance, December 31 of the Prior Year	$51,088	$49,116
Provision for warranties	53,747	42,647
Settlements made	(50,350)	(44,396)
Other adjustments, including acquisitions and currency translation	(1,301)	129
Ending balance, September 30	$53,184	$47,496

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

Qualified Defined Benefits

	Three Months Ended September 30,				Nine Months Ended September 30,
	U.S. Plan		Non-U.S. Plans		U.S. Plan		Non-U.S. Plans
	2021	2020	2021	2020	2021	2020	2021	2020
Service cost	$1,784	$1,706	$1,398	$1,366	$5,351	$5,118	$4,238	$3,954
Interest cost	3,401	4,068	674	839	10,204	12,204	2,036	2,460
Expected return on plan assets	(7,245)	(7,869)	(1,793)	(1,719)	(21,735)	(23,607)	(5,412)	(5,033)
Amortization:
Prior service cost (credit)	53	57	(163)	(126)	159	170	(494)	(365)
Recognized actuarial loss	2,503	1,884	979	777	7,509	5,652	2,968	2,253
Net periodic expense (income)	$496	$(154)	$1,095	$1,137	$1,488	$(463)	$3,336	$3,269

Non-Qualified Supplemental Benefits

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Service cost	$390	$318	$1,171	$954
Interest cost	308	441	924	1,324
Amortization:
Prior service cost	383	424	1,148	1,271
Recognized actuarial gain	(418)	(464)	(1,254)	(1,393)
Net periodic expense	$663	$719	$1,989	$2,156

Defined Contribution Retirement Plans

The Company also offers defined contribution retirement plans which cover the majority of its U.S. employees, as well as employees in certain other countries. The related expense is recognized within selling, general and administrative expenses and cost of goods and services, depending on the functional area of the underlying employees included in the plans. The Company’s expense relating to defined contribution plans was $15,001 and $12,530 for the three months ended September 30, 2021 and 2020, respectively, and $46,114 and $39,071 for the nine months ended September 30, 2021 and 2020, respectively.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
16. Other Comprehensive Earnings

Amounts reclassified from accumulated other comprehensive loss to earnings during the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Pension plans:
Amortization of actuarial losses	$3,064	$2,194	$9,223	$6,501
Amortization of prior service costs	274	358	823	1,086
Total before tax	3,338	2,552	10,046	7,587
Tax benefit	(771)	(421)	(2,320)	(1,408)
Net of tax	$2,567	$2,131	$7,726	$6,179
Cash flow hedges:
Net (gains) losses reclassified into earnings	$(267)	$(266)	$(3,977)	$402
Tax provision (benefit)	61	56	900	(84)
Net of tax	$(206)	$(210)	$(3,077)	$318

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

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

Segment financial information and a reconciliation of segment results to consolidated results was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Engineered Products	$447,798	$386,562	$1,318,016	$1,137,102
Fueling Solutions	410,561	380,511	1,237,281	1,066,988
Imaging & Identification	292,535	265,690	870,939	750,432
Pumps & Process Solutions	438,240	347,875	1,261,318	976,506
Refrigeration & Food Equipment	429,425	368,395	1,232,008	973,835
Intra-segment eliminations	(290)	(777)	(1,716)	(1,493)
Total consolidated revenue	$2,018,269	$1,748,256	$5,917,846	$4,903,370
Net earnings:
Segment earnings (EBIT): (1)
Engineered Products (2)	$71,717	$64,890	$203,216	$181,686
Fueling Solutions	65,593	66,601	210,828	167,313
Imaging & Identification	63,419	51,928	181,158	141,456
Pumps & Process Solutions	142,414	89,786	404,691	223,567
Refrigeration & Food Equipment(3)	42,841	40,159	129,929	75,147
Total segment earnings (EBIT)	385,984	313,364	1,129,822	789,169
Corporate expense / other (4)	33,498	35,603	112,880	87,011
Interest expense	26,433	27,724	79,917	83,703
Interest income	(1,466)	(960)	(3,088)	(2,871)
Earnings before provision for income taxes	327,519	250,997	940,113	621,326
Provision for income taxes	63,763	50,697	179,080	119,981
Net earnings	$263,756	$200,300	$761,033	$501,345
(1) Segment earnings (EBIT) includes non-operating income and expense directly attributable to the segments. Non-operating income and expense includes gain on sale of a business and other income, net.
(2) Q3 2021 includes a $9,078 payment received for previously incurred restructuring costs related to a product line exit.
(3) The three and nine months ended September 30, 2020 include a $557 expense and a $5,213 gain on the sale of AMS Chino, respectively. The nine months ended September 30, 2020 also include a $3,640 write-off of assets.
(4) Certain expenses are maintained at the corporate level and not allocated to the segments. These expenses include executive and functional compensation costs, non-service pension costs, non-operating insurance expenses, shared business services overhead costs, deal related expenses and various administrative expenses relating to the corporate headquarters.

The following table presents revenue disaggregated by geography based on the location of the Company's customer:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue by geography	2021	2020	2021	2020
United States	$1,108,513	$952,548	$3,235,542	$2,762,187
Europe	452,066	383,867	1,356,435	1,065,109
Asia	222,366	207,474	650,481	525,758
Other Americas	166,230	138,060	468,298	380,104
Other	69,094	66,307	207,090	170,212
Total	$2,018,269	$1,748,256	$5,917,846	$4,903,370
18. Share Repurchases

In November 2020, the Company's Board of Directors approved a new standing share repurchase authorization, whereby the Company may repurchase up to 20 million shares beginning on January 1, 2021 through December 31, 2023. This share repurchase authorization replaced the February 2018 share repurchase authorization.

In the nine months ended September 30, 2021, the Company repurchased 182,951 shares of common stock at a total cost of $21,637, or $118.27 per share. There were no repurchases during the three months ended September 30, 2021. In the nine

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
months ended September 30, 2020, the Company repurchased 548,659 shares of common stock at a total cost of $52,916, or $96.45 per share. There were no repurchases during the three months ended September 30, 2020.

As of September 30, 2021, 19,817,049 shares remain authorized for repurchase under the November 2020 share repurchase authorization.

19. Earnings per Share

The following table sets forth a reconciliation of the information used in computing basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net earnings	$263,756	$200,300	$761,033	$501,345
Basic earnings per common share:
Net earnings	$1.83	$1.39	$5.29	$3.48
Weighted average shares outstanding	143,976,000	144,032,000	143,895,000	144,082,000
Diluted earnings per common share:
Net earnings	$1.81	$1.38	$5.24	$3.45
Weighted average shares outstanding	145,440,000	145,289,000	145,220,000	145,313,000

The following table is a reconciliation of the share amounts used in computing earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Weighted average shares outstanding - Basic	143,976,000	144,032,000	143,895,000	144,082,000
Dilutive effect of assumed exercise of SARs and vesting of performance shares and RSUs	1,464,000	1,257,000	1,325,000	1,231,000
Weighted average shares outstanding - Diluted	145,440,000	145,289,000	145,220,000	145,313,000

Diluted earnings per share amounts are computed using the weighted average number of common shares outstanding and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of SARs and vesting of performance shares and RSUs, as determined using the treasury stock method.

The weighted average number of anti-dilutive potential common shares excluded from the calculation above were approximately 1,000 and 36,000 for the three months ended September 30, 2021 and 2020, respectively, and 57,000 and 95,000 for the nine months ended September 30, 2021 and 2020, respectively.

20. Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In March 2020 and January 2021, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting and ASU 2021-01, Reference Rate Reform, Scope, respectively. These updates provide optional guidance for a limited time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform, including expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in these updates are elective and are effective upon issuance for all entities. The Company adopted the guidance during the third quarter of 2021. The adoption did not have a material impact the Company's Consolidated Financial Statements.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
21. Subsequent Events

On October 11, 2021, the Company entered into a definitive agreement to sell its Unified Brands business, which is part of the Refrigeration & Food Equipment segment, to Electrolux Professional AB for approximately $244 million, on a cash free and debt free basis, subject to customary post-closing adjustments. Unified Brands did not meet the criteria for assets held for sale as of September 30, 2021 and, therefore, is presented as a component of continuing operations. Further, the sale of Unified Brands does not represent a strategic shift that will have a major effect on Dover's operations or financial results. Therefore, it will not qualify for presentation as a discontinued operation.

On October 15, 2021, the Company completed the acquisition of LIQAL B.V ("LIQAL"), a turn-key supplier of liquified natural gas and hydrogen refueling equipment and solutions and micro-liquefaction solutions, for approximately €20 million, plus potential contingent consideration. LIQAL will be included in the Fueling Solutions segment.

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

In the third quarter of 2021, revenue was $2.0 billion, which increased $270.0 million, or 15.4%, as compared to the third quarter of 2020. This was driven by organic revenue growth of 13.2%, a favorable impact from foreign currency translation of 1.1%, and acquisition-related revenue growth of 1.1%.

The 13.2% organic revenue growth for the third quarter of 2021 was broad-based across our segments as market conditions and demand improved from the adverse impact of COVID-19 in the prior year. The Engineered Products segment had organic revenue growth of 14.2% primarily as a result of strength in our waste handling, vehicle services and industrial automation businesses, whereas our aerospace and defense business declined year-over-year due to in part to supplier component input constraints and labor availability. The Fueling Solutions segment had organic revenue growth of 3.0% driven by growth in retail fueling in North American and EMEA, as well as strength in vehicle wash solutions. The Imaging & Identification segment experienced organic revenue growth of 7.4% driven by increased demand in marking and coding and digital textile printing end markets. The Pumps & Process Solutions segment had organic revenue growth of 24.6% reflecting strong demand in biopharma pumps and connectors, and industrial pumps, and recovery in bearings and compression components. The Refrigeration & Food Equipment segment posted organic revenue growth of 16.0% across all end markets, principally driven by robust activity in can-shaping, heat exchangers. Our food service equipment and retail refrigeration end markets, while delivering growth in the quarter, was impacted by supplier component input constraints and labor availability.
From a geographic perspective, in the third quarter, organic revenue for the U.S., our largest market, increased 15.7%. Organic revenue in Asia and Europe grew 4.6% and 15.5%, respectively. This organic growth was largely broad-based, with all our segments posting increased sales in North America, Europe, Asia and Latin America, as global demand continued to improve after the impact of operational and economic headwinds of COVID-19 experienced in the prior year.

Bookings were $2.3 billion for the three months ended September 30, 2021, an increase of $490.9 million, or 27.2% compared to the prior year comparable period. Included in this result was organic growth of 24.8%, a favorable impact from foreign currency translation of 1.3%, and acquisition-related bookings growth of 1.1%. Bookings grew organically in all five segments primarily as a result of strong demand and order intake in most end markets compared to the adverse global impact of COVID-19 in the prior year.

Backlog as of September 30, 2021 was $2.8 billion, an increase from $1.6 billion in the prior year and $200 million from the second quarter of 2021. See definition of bookings and backlog within "Segment Results of Operations".

During the three months ended September 30, 2021, we acquired two businesses in separate transactions for a total consideration of $90.0 million, net of cash acquired. We acquired 100% of the voting stock of CDS Visual, a leading provider of 3D visualization solutions tailored for industrial applications, for $29.3 million, net of cash acquired. The CDS Visual acquisition extends the Company's offering of customer-facing digital capabilities and its results will be reported as part the Engineered Products segment. We also acquired 100% of the voting stock of Espy, a manufacturer of advanced electronic radio frequency sensor systems, for $60.6 million, net of cash acquired. The Espy acquisition strengthens the Company's offering of complete signal intelligence systems with integrated software within the Engineered Products segment.

Rightsizing benefit of $3.2 million included restructuring costs of $4.8 million and other benefits of $8.0 million for the three months ended September 30, 2021. Restructuring costs related to actions initiated in 2020 and 2021 in response to demand conditions, asset charges related to a product line exit, and broad-based operational efficiency initiatives focusing on footprint consolidation and IT centralization. See Note 9 — Restructuring Activities for further details. Other rightsizing benefits are comprised primarily of a $9.1 million payment received for previously incurred restructuring costs related to a product line exit, partially offset by $1.0 million of restructuring related costs pertaining to broad-based operational efficiency initiatives focusing on footprint consolidation and IT centralization.

Subsequent to the third quarter of 2021, on October 11, 2021, we entered into a definitive agreement to sell its Unified Brands business, which is part of the Refrigeration & Food Equipment segment, to Electrolux Professional AB for approximately $244 million, on a cash free and debt free basis, subject to customary post-closing adjustments. On October 15, 2021, we completed the acquisition of LIQAL, a turn-key supplier of liquified natural gas and hydrogen refueling equipment and solutions and micro-liquefaction solutions, for approximately €20 million, plus potential contingent consideration. LIQAL will be included in the Fueling Solutions segment. See Note 21 — Subsequent Events for further details.

COVID-19 Update

The global COVID-19 outbreak and associated countermeasures implemented by governments around the world, as well as increased business uncertainty, had an adverse impact on our financial results during 2020 through global shutdowns and supply chain and operational disruptions. We took a variety of actions during 2020 to help mitigate the financial impact, including executing temporary cost savings measures, reducing our capital spending, initiating restructuring actions and proactively managing our working capital. Activity in most of the end markets we serve has improved throughout 2021 year-to-date, although demand in certain businesses such as foodservice equipment, textile printing and bearings and compression components is expected to take longer to recover to pre-pandemic levels with continued improvement expected in the fourth quarter. The recovery in demand has had business impacts, including increased material cost inflation (principally steel), labor availability issues and logistics costs increases. Our businesses have also been impacted from supplier component input availability issues. Currently our expectation is that the impact of material cost inflation, labor and logistics constraints and to some extent supplier component input availability will continue into the fourth quarter of 2021.

Our foremost focus has been on the health and safety of our employees throughout the pandemic and we will continue to maintain enhanced safety protocols and to encourage our employees to seek vaccination. Our core global manufacturing locations remained substantially operational throughout 2021 to date. As guidance from authorities such as the U.S. Centers for

Disease Control and Prevention or the World Health Organization evolves, we will update our practices accordingly, as we have done throughout the pandemic.

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands, except per share data)	2021	2020	% Change	2021	2020	% Change
Revenue	$2,018,269	$1,748,256	15.4%	$5,917,846	$4,903,370	20.7%
Cost of goods and services	1,263,690	1,089,527	16.0%	3,669,547	3,080,800	19.1%
Gross profit	754,579	658,729	14.6%	2,248,299	1,822,570	23.4%
Gross profit margin	37.4%	37.7%	(0.3)	38.0%	37.2%	0.8

Selling, general and administrative expenses	412,553	381,831	8.0%	1,249,593	1,135,512	10.0%
Selling, general and administrative expenses as a percent of revenue	20.4%	21.8%	(1.4)	21.1%	23.2%	(2.1)
Operating earnings	342,026	276,898		998,706	687,058
Interest expense	26,433	27,724	(4.7)%	79,917	83,703	(4.5)%
Interest income	(1,466)	(960)	52.7%	(3,088)	(2,871)	7.6%
Loss (gain) on sale of a business	—	557	nm*	—	(5,213)	nm*
Other income, net	(10,460)	(1,420)	nm*	(18,236)	(9,887)	nm*
Earnings before provision for income taxes	327,519	250,997	30.5%	940,113	621,326	51.3%
Provision for income taxes	63,763	50,697	25.8%	179,080	119,981	49.3%
Effective tax rate	19.5%	20.2%	(0.7)	19.0%	19.3%	(0.3)
Net earnings	263,756	200,300	31.7%	761,033	501,345	51.8%
Net earnings per common share - diluted	$1.81	$1.38	31.2%	$5.24	$3.45	51.9%
* nm - not meaningful

Revenue

Revenue for the three months ended September 30, 2021 increased $270.0 million, or 15.4%, from the prior year comparable quarter. Results included organic revenue growth of 13.2% across all of our segments as market conditions and demand improved from the adverse impact of COVID-19 in the prior year. Acquisition-related revenue growth was 1.1%, driven mainly by acquisitions in our Fueling Solutions and Imaging & Identification segments, along with a favorable impact from foreign currency translation of 1.1%. Customer pricing favorably impacted revenue by approximately 3.6% in the third quarter of 2021.

Revenue for the nine months ended September 30, 2021 increased $1.0 billion, or 20.7%, from the comparable period. The increase primarily reflects organic revenue growth of 16.8%, across all of our segments as market conditions and demand improved from the adverse impact of COVID-19 in the prior year. Acquisition-related growth was 1.2% led by our Fueling Solutions and Imaging & Identification segments, along with a favorable impact from foreign currency translation of 2.8%, slightly offset by a 0.1% impact from dispositions within the Refrigeration & Food Equipment segment. Customer pricing favorably impacted revenue by approximately 2.2% for the nine months ended September 30, 2021.

Gross Profit

Gross profit for the three months ended September 30, 2021 increased $95.9 million, or 14.6%, but gross profit margin decreased 30 basis points to 37.4%, from the prior year comparable quarter, due to increased material, labor and logistics costs offset partially by organic revenue growth, pricing, and benefits from productivity and cost reduction actions.

Gross profit for the nine months ended September 30, 2021 increased $425.7 million, or 23.4%, from the comparable period, primarily due to organic revenue growth of 16.8% and benefits from pricing and productivity initiatives and rightsizing actions, partially offset by increased material, labor and logistics costs as a well as production inefficiencies caused by supplier input component availability issues. Gross profit margin increased by 80 basis points for the nine months ended September 30, 2021 from the comparable period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2021 increased $30.7 million, or 8.0%, from the prior year comparable quarter, primarily due to higher labor and acquisition related costs, and lower discretionary spend in the prior year. As a percentage of revenue, selling, general and administrative expenses improved 140 basis points to 20.4% due to an increase in the revenue base.

Selling, general and administrative expenses for the nine months ended September 30, 2021 increased $114.1 million, or 10.0%, from the comparable period primarily due to higher labor and acquisition related costs, and lower discretionary spend in the prior year. Selling, general and administrative expenses as a percentage of revenue improved 210 basis points as compared to the prior year comparable period due to an increase in the revenue base.

Research and development costs, including qualifying engineering costs, are expensed when incurred and amounted to $34.4 million and $36.4 million for the three months ended September 30, 2021 and 2020, respectively, and $116.8 million and $106.7 million, for the nine months ended September 30, 2021 and 2020, respectively. These costs as a percent of revenue were 1.7% and 2.1% for the three months ended September 30, 2021 and 2020, respectively, and 2.0% and 2.2% for the nine months ended September 30, 2021 and 2020, respectively.

Gain on sale of a business

On March 6, 2020, we sold the Chino, California branch of The AMS Group ("AMS Chino") within the Refrigeration & Food Equipment segment for total consideration of $15.4 million, which included a working capital adjustment. A gain of $5.2 million was recognized on this sale. The disposal did not represent a strategic shift in operations and, therefore, did not qualify for presentation as discontinued operations.

Other income, net

Other income, net for the three months ended September 30, 2021 increased $9.0 million from the prior year comparable period primarily due to investment income and lower foreign exchange losses from the remeasurement of foreign currency denominated balances.

Other income, net for the nine months ended September 30, 2021 increased $8.3 million from the prior year comparable period primarily due to investment income and lower foreign exchange losses from the remeasurement of foreign currency denominated balances.

Income Taxes

The effective tax rates for the three months ended September 30, 2021 and 2020 were 19.5% and 20.2%, respectively. The decrease in the effective tax rate for the three months ended September 30, 2021 relative to the prior year comparable quarter was primarily driven by favorable audit settlements.

The effective tax rates for the nine months ended September 30, 2021 and 2020 were 19.0% and 19.3%, respectively. The slight decrease in the effective tax rate for the nine months ended September 30, 2021 relative to the prior year comparable period was primarily driven by favorable audit settlements.See Note 12 — Income Taxes.

Net earnings

Net earnings for the three months ended September 30, 2021 increased 31.7% to $263.8 million, or $1.81 diluted earnings per share, from $200.3 million, or $1.38 diluted earnings per share, from the prior year comparable quarter. The increase in net earnings is mainly attributable to strong demand and robust recovery from prior year market conditions resulting in strong broad-based organic growth, favorable pricing initiatives, and benefits from productivity and restructuring actions. These benefits were partially offset by increased material, labor and logistics costs.

Net earnings for the nine months ended September 30, 2021 increased 51.8% to $761.0 million, or $5.24 diluted earnings per share, from $501.3 million, or $3.45 diluted earnings per share, from the comparable period. The increase in net earnings was principally attributable to volume growth, pricing initiatives, productivity actions and benefits from rightsizing actions. These benefits were partially offset by increased material, labor and logistics costs.

Rightsizing Activities, which includes Restructuring and Other Costs

During the three and nine months ended September 30, 2021, rightsizing activities included restructuring charges of $4.8 million and $20.7 million, respectively, and other benefits, net, of $8.0 million and $8.9 million, respectively. See Note 9 — Restructuring Activities for further details on restructuring expense for the three months ended September 30, 2021. Restructuring expense for the nine months ended September 30, 2021 was comprised primarily of $8.6 million in new actions initiated in 2020 and 2021 in response to demand conditions and broad-based operational efficiency initiatives focusing on footprint consolidation and IT centralization, and asset charges of $12.1 million, including $9.1 million related to a product line exit. Other benefits, net for the three months ended September 30, 2021 was comprised primarily of a $9.1 million payment received for previously incurred restructuring costs related to a product line exit ($7.3 million is classified within costs of goods and services and $1.8 million within selling, general and administrative expenses), partially offset by $1.0 million of restructuring related costs. Other benefits, net for the nine months ended September 30, 2021 was comprised primarily of a $9.1 million payment received for previously incurred restructuring costs related to a product line exit, $3.3 million of gains on sales of assets as a result of restructuring actions, partially offset by $3.4 million of restructuring related costs principally pertaining to footprint consolidation and IT centralization costs. These rightsizing charges were recorded in cost of goods and services and selling, general and administrative expenses in the Condensed Consolidated Statement of Earnings. Additional programs beyond the scope of the announced programs may be implemented during 2021 with related restructuring charges.

We recorded the following rightsizing costs for the three and nine months ended September 30, 2021:

	Three Months Ended September 30, 2021
(dollars in thousands)	Engineered Products	Fueling Solutions	Imaging & Identification	Pumps & Process Solutions	Refrigeration & Food Equipment	Corporate	Total
Restructuring (GAAP)	$870	$1,620	$168	$639	$1,293	$200	$4,790
Other (benefits) costs, net	(9,202)	(36)	1,123	(152)	227	49	(7,991)
Rightsizing (Non-GAAP)	$(8,332)	$1,584	$1,291	$487	$1,520	$249	$(3,201)

	Nine Months Ended September 30, 2021
(dollars in thousands)	Engineered Products	Fueling Solutions	Imaging & Identification	Pumps & Process Solutions	Refrigeration & Food Equipment	Corporate	Total
Restructuring (GAAP)	$9,200	$3,084	$1,032	$1,526	$4,637	$1,182	$20,661
Other (benefits) costs, net	(8,859)	215	1,119	(2,146)	(616)	1,366	(8,921)
Rightsizing (Non-GAAP)	$341	$3,299	$2,151	$(620)	$4,021	$2,548	$11,740

During the three and nine months ended September 30, 2020, rightsizing activities included restructuring charges of $6.7 million and $26.4 million, respectively, and other benefits of $0.9 million and other costs of $4.2 million, respectively. Restructuring expense was comprised primarily of new actions taken in response to lower demand driven by COVID-19 and continuing broad-based selling, general and administrative expense reduction initiatives and broad-based operational efficiency initiatives focusing on footprint consolidation, operational optimization and IT centralization. Other costs and benefits was comprised primarily of other charges related to the restructuring actions and a $3.6 million write-off of assets offset by a $1.7 million gain on sale of assets in our Refrigeration & Food Equipment segment as a result of restructuring actions. These rightsizing charges were recorded in cost of goods and services and selling, general and administrative expenses in the Condensed Consolidated Statement of Earnings.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2021	2020	% Change	2021	2020	% Change
Revenue	$447,798	$386,562	15.8%	$1,318,016	$1,137,102	15.9%

Segment earnings (EBIT)	$71,717	$64,890	10.5%	$203,216	$181,686	11.9%
Depreciation and amortization	11,123	10,717	3.8%	37,151	30,561	21.6%
Segment EBITDA	$82,840	$75,607	9.6%	$240,367	$212,247	13.2%

Segment margin	16.0%	16.8%		15.4%	16.0%
Segment EBITDA margin	18.5%	19.6%		18.2%	18.7%

Other measures:
Bookings	$502,767	$381,139	31.9%	$1,528,277	$1,074,484	42.2%
Backlog				$662,834	$373,458	77.5%

Components of revenue growth:
Organic growth			14.2%			13.3%
Acquisitions			0.2%			0.2%
Foreign currency translation			1.4%			2.4%
			15.8%			15.9%

Third Quarter 2021 Compared to the Third Quarter 2020

Engineered Products segment revenue for the third quarter of 2021 increased $61.2 million, or 15.8%, as compared to the third quarter of 2020, comprised primarily of organic growth of 14.2% and a favorable impact from foreign currency translation of 1.4%. Customer pricing favorably impacted revenue by approximately 6.5% in the third quarter. Pricing was higher than in prior quarters reflecting actions to recover increasing costs, as discussed below.

The organic revenue growth was most notable in our waste handling, vehicle service, and industrial automation businesses. Our aerospace and defense business was down year-over-year as the business experienced push-outs of orders in Europe and continued labor and supplier component availability constraints that impacted shipments. Despite the strong organic growth and record high backlog levels, certain shipments in our waste handling and vehicle service groups were deferred to future quarters as a result of supply chain and labor availability constraints. We expect shipment performance in both businesses to improve in the coming quarters as these constraints begin to subside.

Engineered Products segment earnings increased $6.8 million, or 10.5%, compared to the third quarter of 2020. The increase was primarily driven by conversion on increased volumes, benefits from rightsizing actions and a payment received for costs related to a product line exit, partially offset by unfavorable business mix, higher material and logistics costs, most notably steel and ocean & air freight costs, as well as plant productivity shortfalls resulting from supply chain disruption and higher labor costs. As a result, segment operating margin decreased 80 basis points to 16.0% from 16.8% as compared to the prior year quarter.

Bookings increased 31.9% for the segment, comprised primarily of organic growth of 30.3% and a favorable impact from foreign currency translation of 1.4%. The organic bookings growth was broad-based, most notably in our vehicle service, waste handling, industrial automation, and industrial winch and hoist businesses. Segment book-to-bill was 1.12. Backlog increased 77.5% compared to the prior year comparable quarter.

Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020

Engineered Products revenue for the nine months ended September 30, 2021 increased $180.9 million, or 15.9%, compared to the prior year comparable period. This was comprised of organic revenue growth of 13.3%, a favorable impact from foreign currency translation of 2.4%, and acquisition-related growth of 0.2%. The organic revenue growth was most notable in our waste handling, vehicle service, industrial automation, and aerospace and defense businesses. Customer pricing favorably impacted revenue by approximately 3.2% for the nine months ended September 30, 2021.

Segment earnings for the nine months ended September 30, 2021 increased $21.5 million, or 11.9%, as compared to the 2020 comparable period. This increase was primarily driven by conversion on increased volumes and benefits from productivity and rightsizing actions, partially offset by higher material and logistics costs, comprised primarily of increased steel and freight costs, which were not fully recovered by pricing actions. Segment margin decreased from 16.0% to 15.4% as compared to the prior year comparable period.

Fueling Solutions

Our Fueling Solutions segment is focused on providing components, equipment and software and service solutions enabling safe transport of fuels and other hazardous fluids along the supply chain, as well as the safe and efficient operation of retail fueling and vehicle wash establishments.

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2021	2020	% Change	2021	2020	% Change
Revenue	$410,561	$380,511	7.9%	$1,237,281	$1,066,988	16.0%

Segment earnings	$65,593	$66,601	(1.5)%	$210,828	$167,313	26.0%
Depreciation and amortization	19,920	18,014	10.6%	58,664	54,321	8.0%
Segment EBITDA	$85,513	$84,615	1.1%	$269,492	$221,634	21.6%

Segment margin	16.0%	17.5%		17.0%	15.7%
Segment EBITDA margin	20.8%	22.2%		21.8%	20.8%

Other measures:
Bookings	$467,821	$383,902	21.9%	$1,343,635	$1,068,470	25.8%
Backlog				$312,176	$204,574	52.6%

Components of revenue growth:
Organic growth			3.0%			9.7%
Acquisitions			3.6%			3.5%
Foreign currency translation			1.3%			2.8%
			7.9%			16.0%

Third Quarter 2021 Compared to the Third Quarter 2020

Fueling Solutions segment revenue for the third quarter of 2021 increased $30.1 million, or 7.9%, as compared to the third quarter of 2020, comprised of organic growth of 3.0%, a favorable impact from foreign currency translation of 1.3%, and acquisition-related growth of 3.6%. Acquisition-related growth was driven by the acquisition of Innovative Control Systems, Inc. and AvaLAN Wireless Systems Incorporated. Customer pricing favorably impacted revenue by approximately 2.0% in the third quarter.

The organic revenue growth for the Fueling Solutions segment was driven by solid demand in our North American and EMEA retail fueling and vehicle wash solutions businesses, partially offset by continued softness in Asian retail fueling and transportation components. Supply chain challenges and labor availability headwinds during the third quarter adversely affected our ability to ship customer orders, inhibiting further contributions to organic revenue growth.

Fueling Solutions segment earnings decreased $1.0 million, or 1.5%, over the prior year comparable quarter. The decrease was primarily driven by material and labor cost inflation as well as negative product mix, partially offset by pricing initiatives, productivity actions benefits from restructuring actions, and a favorable impact from acquisitions. Segment margin decreased to 16.0% from 17.5% in the prior year quarter due to similar factors that drove segment earnings.

Overall bookings increased 21.9% as compared to the prior year comparable quarter, driven by organic growth of 15.8%, a favorable impact from foreign currency translation of 1.9%, and acquisition-related growth of 4.2%. Organic bookings growth was primarily driven by strong demand for retail fueling solutions in North America and Asia-Pacific, and continued order strength in vehicle wash solutions. Segment book to bill was 1.14. Backlog increased 52.6% as compared to the prior year comparable quarter.

Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020

Fueling Solutions segment revenue increased $170.3 million, or 16.0%, as compared to the nine months ended September 30, 2020, attributable to organic growth of 9.7%, a favorable impact from foreign currency translation of 2.8%, and acquisition-related growth of 3.5%. Organic revenue increases were driven by strong activity in our retail fueling and vehicle wash solutions businesses, given the broader market recovery due to reduced demand beginning in the first quarter and continuing through the third quarter of 2020 due to COVID-19. Customer pricing favorably impacted revenue by approximately 1.8% for the nine months ended September 30, 2021.

Fueling Solutions segment earnings increased $43.5 million, or 26.0%, for the nine months ended September 30, 2021. The increase was driven by conversion on organic revenue growth, pricing initiatives, productivity actions, and a favorable impact from acquisitions, partially offset by material and labor cost inflation. Segment margin increased 136 basis points to 17.0% from 15.7% in the prior year comparable period.

Imaging & Identification

Our Imaging & Identification segment supplies precision marking and coding, product traceability and digital textile printing equipment, as well as related consumables, software and services.

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2021	2020	% Change	2021	2020	% Change
Revenue	$292,535	$265,690	10.1%	$870,939	$750,432	16.1%

Segment earnings	$63,419	$51,928	22.1%	$181,158	$141,456	28.1%
Depreciation and amortization	9,821	9,809	0.1%	28,708	27,802	3.3%
Segment EBITDA	$73,240	$61,737	18.6%	$209,866	$169,258	24.0%

Segment margin	21.7%	19.5%		20.8%	18.8%
Segment EBITDA margin	25.0%	23.2%		24.1%	22.6%

Other measures:
Bookings	$293,782	$266,423	10.3%	$887,004	$760,342	16.7%
Backlog				$204,766	$171,158	19.6%

Components of revenue growth:
Organic growth			7.4%			10.0%
Acquisitions			1.2%			1.6%
Foreign currency translation			1.5%			4.5%
			10.1%			16.1%

Third Quarter 2021 Compared to the Third Quarter 2020

Imaging & Identification segment revenue for the third quarter of 2021 increased $26.8 million, or 10.1%, as compared to the third quarter of 2020, comprised of organic growth of 7.4%, a favorable impact from foreign currency translation of 1.5%, and acquisition-related growth of 1.2%. Acquisition-related growth was driven by the acquisitions of Solaris Laser S.A. in the third quarter of 2020 and of Blue Bite LLC in the second quarter of 2021. Customer pricing favorably impacted revenue by approximately 0.7% in the third quarter.

Organic revenue growth was driven by both our marking and coding business, and our digital textile printing business. Our marking and coding business delivered continued solid growth in new equipment and associated services and consumables, as well as serialization software sales. Our digital textile printing business experienced gradual demand recovery compared to the third quarter of 2020 when demand for printed textiles was significantly reduced due to the impact of COVID-19 restrictions on the global apparel industry. While current global apparel retail volumes have improved substantially from this time last year, volumes have not yet returned to pre-pandemic levels and continue to be impacted by local business and travel restrictions, as well as work-from-home policies. We continue to believe we remain favorably positioned to gain from a longer-term transition from analog to digital printing by our customers, and believe some business model shifts within the industry driven by the COVID-19 pandemic may accelerate our customers’ need to shift from analog to digital printing.

Imaging & Identification segment earnings increased $11.5 million, or 22.1%, over the prior year comparable quarter. This increase was primarily driven by conversion on increased revenue and the benefits from productivity initiatives and restructuring actions. Segment margin increased to 21.7% from 19.5% in the prior year comparable quarter.

Overall bookings increased 10.3% as compared to the prior year comparable quarter, reflecting organic growth of 7.5%, a favorable impact from foreign currency translation of 1.7%, and acquisition-related growth of 1.1%. Segment book to bill was 1.00. Backlog increased 19.6% as compared to the prior year quarter primarily driven by increased order intake in our marking and coding business.

Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020

Imaging & Identification segment revenue increased $120.5 million, or 16.1%, as compared to the nine months ended September 30, 2020, attributable to organic growth of 10.0%, a favorable impact from foreign currency translation of 4.5%, and acquisition-related growth of 1.6%. The organic revenue growth was primarily driven by continued strong demand for marking and coding equipment and associated services and consumables, serialization software sales, as well as a continuing gradual recovery in demand for printed textiles. Customer pricing favorably impacted revenue by approximately 0.9% for the nine months ended September 30, 2021.

Imaging & Identification segment earnings increased $39.7 million, or 28.1%, for the nine months ended September 30, 2021 over the prior year comparable period. The increase was primarily driven by conversion on increased revenue and the benefits from productivity initiatives and restructuring actions. Segment margin increased to 20.8% from 18.8% in the prior year comparable quarter.

Pumps & Process Solutions

Our Pumps & Process Solutions segment manufactures specialty industrial pumps, fluid handling components, plastics and polymer processing equipment, single use pumps, flow meters and connectors for biopharma and other hygienic applications, and highly engineered components for rotating and reciprocating machines.

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2021	2020	% Change	2021	2020	% Change
Revenue	$438,240	$347,875	26.0%	$1,261,318	$976,506	29.2%

Segment earnings	$142,414	$89,786	58.6%	$404,691	$223,567	81.0%
Depreciation and amortization	17,843	17,206	3.7%	51,635	53,114	(2.8)%
Segment EBITDA	$160,257	$106,992	49.8%	$456,326	$276,681	64.9%

Segment margin	32.5%	25.8%		32.1%	22.9%
Segment EBITDA margin	36.6%	30.8%		36.2%	28.3%

Other measures:
Bookings	$490,581	$323,801	51.5%	$1,562,956	$969,076	61.3%
Backlog				$682,415	$361,631	88.7%

Components of revenue growth:
Organic growth			24.6%			25.4%
Acquisitions			0.2%			0.7%
Foreign currency translation			1.2%			3.1%
			26.0%			29.2%

Third Quarter 2021 Compared to the Third Quarter 2020

Pumps & Process Solutions segment revenue for the third quarter of 2021 increased $90.4 million, or 26.0%, as compared to the third quarter of 2020, comprised of organic growth of 24.6%, a favorable impact from foreign currency translation of 1.2%, and acquisition-related growth of 0.2%. Acquisition-related growth was primarily driven by the acquisition of Quantex Arc Limited and one other immaterial acquisition. Customer pricing favorably impacted revenue by approximately 2.3% in the third quarter.

The organic revenue growth was primarily driven by continued robust demand in the biopharma and hygienic markets, where we saw continued strong demand for single use pumps and connectors used in biopharmaceutical production processes. Our industrial pumps business also contributed to top-line growth on strong end market demand, despite experiencing supply chain constraints and customer delivery challenges throughout the quarter. Revenue in bearings and compression components saw solid growth amidst continued recovery in end market demand. Demand in our plastics and polymer processing solutions business remained strong, however revenues declined year over year on the timing of customer shipments and high revenue in the prior year comparable quarter. We expect the broad-based strength across all our pumps and process solutions businesses to carry into the next quarter and beyond.

Pumps & Process Solutions segment earnings increased $52.6 million, or 58.6%, over the prior year comparable quarter. The increase was primarily driven by strong conversion on revenue growth, product mix, pricing initiatives, and productivity actions, partially offset by material and labor cost inflation. Segment margin increased to 32.5% from 25.8% from the prior year comparable quarter.

Overall bookings increased 51.5% as compared to the prior year comparable quarter, reflecting organic growth of 50.1%, a favorable impact from foreign currency translation of 1.1%, and acquisition-related growth of 0.3%. Organic bookings growth was driven by significant growth in the biopharma and hygienic pumps and connectors markets, as well as strong order intake in industrial pumps and plastics & polymer processing solutions, and increased demand in bearings and compression components. Segment book to bill was 1.12. Backlog increased 88.7% compared to the prior year comparable quarter.

Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020

Pumps & Process Solutions segment revenue increased $284.8 million, or 29.2%, as compared to the nine months ended September 30, 2020, attributable to organic growth of 25.4%, a favorable impact from foreign currency translation of 3.1% and a 0.7% impact from acquisitions. The organic increase was principally driven by strong performance in the biopharma and hygienic pumps and connectors markets, along with solid growth in industrial pumps and plastics & polymer processing solutions. Customer pricing favorably impacted revenue by approximately 1.5% for the nine months ended September 30, 2021.

Pumps & Process Solutions segment earnings increased $181.1 million, or 81.0%, for the nine months ended September 30, 2021 over the prior year comparable period. The increase was predominantly driven by conversion on revenue growth, product mix, pricing initiatives, and productivity actions, partially offset by material and labor cost inflation. Segment margin increased to 32.1% from 22.9% from the prior year comparable period.

Refrigeration & Food Equipment
Our Refrigeration & Food Equipment segment is a provider of innovative and energy-efficient equipment and systems that serve the commercial refrigeration, heating and cooling and food equipment markets.

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2021	2020	% Change	2021	2020	% Change
Revenue	$429,425	$368,395	16.6%	$1,232,008	$973,835	26.5%

Segment earnings(1)	$42,841	$40,159	6.7%	$129,929	$75,147	72.9%
Depreciation and amortization	12,392	12,081	2.6%	36,565	35,050	4.3%
Segment EBITDA(1)	$55,233	$52,240	5.7%	$166,494	$110,197	51.1%

Segment margin(1)	10.0%	10.9%		10.5%	7.7%
Segment EBITDA margin(1)	12.9%	14.2%		13.5%	11.3%

Other measures:
Bookings	$540,280	$449,549	20.2%	$1,684,151	$1,131,106	48.9%
Backlog				$964,233	$472,140	104.2%

Components of revenue growth:
Organic growth			16.0%			25.1%
Dispositions			—%			(0.5)%
Foreign currency translation			0.6%			1.9%
			16.6%			26.5%
(1) Segment earnings (EBIT) and Segment EBITDA for the three and nine months ended September 30, 2020 include a $557 expense and a $5,213 net gain on the sale of AMS Chino, respectively. The nine months ended September 30, 2020 also include a $3,640 write-off of assets.

Third Quarter 2021 Compared to the Third Quarter 2020

Refrigeration & Food Equipment segment revenue increased $61.0 million, or 16.6%, as compared to the third quarter of 2020, reflecting organic revenue growth of 16.0% and a favorable impact from foreign currency translation of 0.6%. Customer pricing favorably impacted revenue by approximately 5.7% in the third quarter. Pricing was higher than in prior quarters reflecting actions to recover increasing costs, as discussed below.

The organic revenue growth was principally driven by robust demand across all our key end-markets. Can-shaping equipment revenues more than doubled from prior year, driven by continued favorable macro trends in the global beverage industry as producers shift from plastic and glass packaging to aluminum containers for environmental sustainability and merchandising benefits offered by modern aluminum containers. Our heat exchanger business experienced healthy growth across all regions, fueled by regulation-driven heat pump demand in Europe, robust demand in Asia and strengthening commercial HVAC and industrial markets globally. Commercial foodservice equipment revenues improved over the comparable prior year period, as many key restaurant chain customers resumed store investment programs once government mandated COVID-19 restrictions began to ease. Retail refrigeration experienced broad based growth as well, driven by robust remodel programs with key supermarket customers and strong growth for our natural refrigerant systems in both Europe and the U.S.

Refrigeration & Food Equipment segment earnings increased $2.7 million, or 6.7%, as compared to the third quarter of 2020. Segment margin decreased to 10.0% from 10.9% in the prior year comparable quarter. The earnings increase was driven by conversion on increased volumes and mix, improved operational efficiencies and benefits from prior restructuring programs, offset by increased material and logistics costs, most notably metals, and plant productivity shortfalls resulting from supply chain disruption and increased labor costs most significantly in our retail refrigeration business. We expect the impact of increased metals costs and productivity shortfalls in retail refrigeration to continue into the next quarter.

Bookings in the third quarter of 2021 increased 20.2% from the prior year comparable quarter, reflecting organic growth of 19.7% and a favorable impact from foreign currency translation of 0.5%. The organic bookings growth was principally driven by continued supermarket remodel programs in retail refrigeration and strong global demand for brazed plate heat exchangers.

Segment book to bill for the third quarter of 2021 was 1.26. Backlog increased 104.2% over the prior year comparable quarter, reflective of the improving outlook across all businesses within the segment.

Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020

Refrigeration & Food Equipment segment revenue increased $258.2 million, or 26.5%, compared to the nine months ended September 30, 2020, reflecting an organic revenue growth of 25.1% and a favorable foreign currency translation of 1.9%, partially offset by a 0.5% impact from the disposition of AMS Chino. The organic revenue growth for the nine months ended September 30, 2021 was driven by strong growth across our key end markets, most notably retail refrigeration, can-shaping equipment and heat exchangers. Commercial foodservice equipment revenues exceeded prior year, driven by a strong recovery with restaurant chain customers due to the easing of COVID-19 government mandated restrictions. Customer pricing favorably impacted revenue by approximately 3.0% for the nine months ended September 30, 2021.

Refrigeration & Food Equipment segment earnings increased $54.8 million, or 72.9%, for the nine months ended September 30, 2021, as compared to the prior year comparable period. The increase was primarily due to conversion on increased volumes and benefits from prior restructuring programs, partially offset by increased material and logistics costs, most notably metals, and a prior year gain on the sale of AMS Chino. Segment margin increased to 10.5% from 7.7% in the prior year comparable period.

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

Cash Flow Summary

The following table is derived from our Condensed Consolidated Statements of Cash Flows:

	Nine Months Ended September 30,
Cash Flows (dollars in thousands)	2021	2020
Net Cash Flows Provided By (Used In):
Operating activities	$788,586	$686,919
Investing activities	(286,642)	(362,998)
Financing activities	(274,798)	(283,336)

Operating Activities

Cash provided by operating activities for the nine months ended September 30, 2021 increased approximately $101.7 million compared to the comparable period in 2020. This increase was primarily driven by higher net earnings, excluding the impact of depreciation, amortization and gain on sale of a business as well as lower compensation payouts in 2021 compared to 2020. This increase was partially offset by higher investments in working capital to support business growth. Additionally, 2020 included the impact of permitted deferrals of approximately $20 million of payroll taxes in the second and third quarters of 2020 to the fourth quarters of 2021 and 2022. There were no such deferrals in 2021.

Adjusted Working Capital: We believe adjusted working capital (a non-GAAP measure calculated as accounts receivable, plus inventory, less accounts payable) provides a meaningful measure of our operational results by showing changes caused solely by revenue. The following table provides a reconciliation of adjusted working capital to the most directly comparable GAAP measure:

Adjusted Working Capital (dollars in thousands)	September 30, 2021	December 31, 2020
Accounts receivable	$1,351,144	$1,137,223
Inventories	1,055,831	835,804
Less: Accounts payable	1,047,824	853,942
Adjusted working capital	$1,359,151	$1,119,085

Adjusted working capital increased from December 31, 2020 by $240.1 million, or 21.5%, to $1.4 billion at September 30, 2021, which reflected an increase of $213.9 million in accounts receivable and $220.0 million in inventory, partially offset by an increase in accounts payable of $193.9 million. These amounts include the effects of acquisitions, dispositions and foreign currency translation. Accounts receivable increased compared to the prior year as a result of higher revenue. Inventories increased to support business growth and higher backlog which also drove an increase in accounts payable.

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

Outstanding payments related to SCF programs are recorded within accounts payable in our consolidated balance sheets. As of September 30, 2021 and December 31, 2020, amounts due to financial institutions for suppliers using SCF were approximately $218 million and $139 million, respectively. SCF related payments are classified as a reduction to cash flows from operations. During the nine months ended September 30, 2021 and 2020 amounts paid to SCF financial institutions were  approximately $596 million and $448  million, respectively.

Investing Activities

Cash provided from investing activities is derived from cash outflows for capital expenditures and acquisitions, offset by proceeds from sales of businesses and property, plant and equipment. For the nine months ended September 30, 2021 and 2020, we used cash in investing activities of $286.6 million and $363.0 million, respectively, driven mainly by the following factors:

•Acquisitions: During the nine months ended September 30, 2021, we acquired Espy and CDS Visual within the Engineered Products segment, AvaLAN and Blue Bite within the Fueling Solutions and Imaging & Identification segments, respectively, and Quantex and one other immaterial acquisition within the Pumps & Process Solutions segment for $171.3 million, net of cash acquired. During the nine months ended September 30, 2020, we acquired Systech, Soft-Pak, Em-tec, Solaris, and an immaterial business within the Imaging & Identification, Engineered Products, and Pumps & Process Solutions segments, respectively, for $258.7 million, net of cash acquired.

•Capital spending: Our capital expenditures decreased $2.4 million during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. We continue to expect full year 2021 capital expenditures to be approximately $175-$200 million.

•Proceeds from sale of businesses: There were no proceeds from the sale of businesses during the nine months ended September 30, 2021. For the nine months ended September 30, 2020, we received proceeds of $15.4 million from the sale of AMS Chino within the Refrigeration & Food Equipment segment.

We anticipate that capital expenditures and any acquisitions we make through the remainder of 2021 will be funded from available cash and internally generated funds and through the issuance of commercial paper, use of lines of credit or public or private debt markets, as necessary.

Financing Activities

Our cash flow from financing activities generally relates to the use of cash for purchases of our common stock and payment of dividends, offset by net borrowing activity. For the nine months ended September 30, 2021 and 2020, we used cash totaling $274.8 million and $283.3 million, respectively, for financing activities, with the activity primarily attributable to the following:

•Repurchase of common stock: During the nine months ended September 30, 2021, we used $21.6 million to repurchase 182,951 shares. During the nine months ended September 30, 2020, we used $52.9 million to repurchase 548,659 shares.

•Long-term debt, commercial paper and notes payable: During the nine months ended September 30, 2021, we did not borrow or have proceeds from long-term debt, commercial paper or notes payable. During the nine months ended September 30, 2020, we borrowed $500 million under the $1.0 billion Credit Agreement which was repaid during the same period. During the nine months ended September 30, 2020, we also received net proceeds from commercial paper of $5.8 million.

•Dividend payments: Dividends paid to shareholders during the nine months ended September 30, 2021 totaled $214.8 million as compared to $213.0 million during the same period in 2020. Our dividends paid per common share increased 1.0% to $1.49 during the nine months ended September 30, 2021 compared to $1.475 during the same period in 2020.

•Payments to settle employee tax obligations: Payments to settle tax obligations from the exercise of share-based awards increased $13.4 million compared to the prior year period. The increase is primarily due to the increase in the number of shares exercised and an increase in the average stock price compared to the prior year period.

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

The following table reconciles our free cash flow to cash flow provided by operating activities:

	Nine Months Ended September 30,
Free Cash Flow (dollars in thousands)	2021	2020
Cash flow provided by operating activities	$788,586	$686,919
Less: Capital expenditures	(121,157)	(123,564)
Free cash flow	$667,429	$563,355

Free cash flow as a percentage of revenue	11.3%	11.5%

Free cash flow as a percentage of net earnings	87.7%	112.4%

For the nine months ended September 30, 2021, we generated free cash flow of $667.4 million, representing 11.3% of revenue and 87.7% of net earnings. Free cash flow for the nine months ended September 30, 2021 increased $104.1 million compared to the prior year period, due to higher operating cash flow primarily as a result of higher earnings and lower compensation payments, partially offset by higher investments in working capital to support growth, and deferrals of tax payments in 2020 that did not repeat in 2021, as previously noted.

Capitalization

We use commercial paper borrowings for general corporate purposes, including the funding of acquisitions and the repurchase of our common stock. As of September 30, 2021, we maintained a $1 billion Credit Agreement with a syndicate of banks with an expiration date of October 4, 2024. The Credit Agreement is used as liquidity back-up for our commercial paper program and for general corporate purposes.

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

Under the Credit Agreement, we are required to pay a facility fee and to maintain an interest coverage ratio of consolidated EBITDA to consolidated net interest expense of not less than 3.0 to 1.0. We were in compliance with this covenant and our other long-term debt covenants at September 30, 2021 and had a coverage ratio of 14.9 to 1. We are not aware of any potential impairment to our liquidity and expect to remain in compliance with all of our debt covenants. Additionally, our earliest long-term debt maturity is in 2025.

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

At September 30, 2021, our cash and cash equivalents totaled $739.1 million, of which $503.8 million was held outside the United States. At December 31, 2020, our cash and cash equivalents totaled $513.1 million, of which $345.9 million was held outside the United States. Cash and cash equivalents are invested in highly liquid investment-grade money market instruments and bank deposits with maturities of three months or less. We invest any cash in excess of near-term requirements in money market instruments or short-term investments, which consist of investment grade time deposits with original maturity dates at the time of purchase of no greater than three months.

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

Net Debt to Net Capitalization Ratio (dollars in thousands)	September 30, 2021	December 31, 2020
Long-term debt	$3,060,184	$3,108,829
Total debt	3,060,184	3,108,829
Less: Cash and cash equivalents	(739,144)	(513,075)
Net debt	2,321,040	2,595,754
Add: Stockholders' equity	3,891,818	3,385,773
Net capitalization	$6,212,858	$5,981,527
Net debt to net capitalization	37.4%	43.4%

Our net debt to net capitalization ratio decreased to 37.4% at September 30, 2021 compared to 43.4% at December 31, 2020. Net debt decreased $274.7 million during the period primarily due to an increase in cash and cash equivalents and a decrease in long-term debt as a result of foreign currency translation on Euro denominated notes. Stockholders' equity increased $506.0 million primarily as a result of earnings during the period, partially offset by dividends paid, exercises of share-based awards and share repurchases.

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

Special Notes Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, especially MD&A, contains "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements in this document other than statements of historical fact are statements that are, or could be deemed, “forward-looking” statements. Some of these statements may be indicated by words such as “may”, “anticipate”, “expect”, believe”, “intend”, “guidance”, “estimates”, “suggest”, “will”, “plan”, “should”, “would”, “could”, “forecast”, "headwind", "tailwind" and other words and terms that use the future tense or have a similar meaning. Forward-looking statements are based on current expectations and are subject to numerous important risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control. Factors that could cause actual results to differ materially from current expectations include, among other things, the impacts of COVID-19 or other future pandemics on the global economy and on our customers, suppliers, employees, business and cash flows, supply chain constraints and labor shortages that could result in production stoppages, inflation in material input costs and freight logistics, other general economic conditions and conditions in the particular markets in which we operate, changes in customer demand and capital spending, competitive factors and pricing pressures, our ability to develop and launch new products in a cost-effective manner, changes in law, including the effect of U.S. tax laws and developments with respect to trade policy and tariffs, our ability to identify and complete acquisitions and integrate and realize synergies from newly acquired businesses, the impact of interest rate and currency exchange rate fluctuations, capital allocation plans and changes in those plans, including with respect to dividends, share repurchases, investments in research and development, capital expenditures and acquisitions, our ability to derive expected benefits from restructuring, productivity initiatives and other cost reduction actions, changes in material costs or the supply of input materials, the impact of legal compliance risks and litigation, including with respect to product quality and safety, cybersecurity and privacy, our ability to capture and protect intellectual property rights, and various other factors that are described in our periodic reports filed with or furnished to the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2020. The Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise.

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
Reconciliations of non-GAAP measures can be found above in this Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the nine months ended September 30, 2021. For a discussion of our exposure to market risk, refer to Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Item 4. Controls and Procedures

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2021.

During the third quarter of 2021, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a.Not applicable.
b.Not applicable.
c.In November 2020, the Company's Board of Directors approved a new standing share repurchase authorization, whereby the Company may repurchase up to 20 million shares beginning on January 1, 2021 through December 31, 2023. No share repurchases were made under the November 2020 authorization during the three months ended September 30, 2021. As of September 30, 2021, the number of shares still available for repurchase under the November 2020 share repurchase authorization was 19,817,049.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

10.1
Dover Corporation Executive Severance Plan (as amended and restated effective August 5, 2021), filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 11, 2021 (SEC File No. 001-04018 is incorporated by reference.*

10.2
Dover Corporation Senior Executive Change-in-Control Severance Plan (as amended and restated effective August 5, 2021), filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed August 11, 2021 (SEC File No. 001-04018 is incorporated by reference.*

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

101
The following materials from Dover Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 formatted in iXBRL (Inline eXtensible Business Reporting Language):  (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page formatted in Inline XBRL and contained in Exhibit 101.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

DOVER CORPORATION

Date:	October 19, 2021	/s/ Brad M. Cerepak
Brad M. Cerepak
Senior Vice President & Chief Financial Officer
(Principal Financial Officer)

Date:	October 19, 2021	/s/ Ryan W. Paulson
Ryan W. Paulson
Vice President, Controller
(Principal Accounting Officer)