Form 10-K
period 2021-12-31
DOVER Corp
filed 2022-02-11
CIK 29905

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2021

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the close of business on June 30, 2021 was $21,609,554,242. The registrant’s closing price as reported on the New York Stock Exchange-Composite Transactions for June 30, 2021 was $150.60 per share. The number of outstanding shares of the registrant’s common stock as of February 1, 2022 was 144,054,607.

Documents Incorporated by Reference: Part III — Certain Portions of the Proxy Statement for Annual Meeting of Shareholders to be held on May 6, 2022 (the “2022 Proxy Statement”).

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, especially "Management’s Discussion and Analysis of Financial Condition and Results of Operations," contains "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. All statements in this document other than statements of historical fact are statements that are, or could be deemed, “forward-looking” statements. Some of these statements may be indicated by words such as “may”, “anticipate”, “expect”, believe”, “intend”, "continue", “guidance”, “estimates”, “suggest”, “will”, “plan”, “should”, “would”, “could”, “forecast” and other words and terms that use the future tense or have a similar meaning. Forward-looking statements are based on current expectations and are subject to numerous important risks, uncertainties, and assumptions, including those described in Item 1A, "Risk Factors" in this Annual Report on Form 10-K. Factors that could cause actual results to differ materially from current expectations include, among other things: the impacts of COVID-19 or other future pandemics on the global economy and on our customers, suppliers, employees, business and cash flows; supply chain constraints and labor shortages that could result in production stoppages, inflation in material input costs and increased transportation costs; other general economic conditions and conditions in the particular markets in which we operate; changes in customer demand and capital spending; competitive factors and pricing pressures; our ability to develop and launch new products in a cost-effective manner; changes in law, including the effect of tax laws and developments with respect to trade policy and tariffs; our ability to identify and complete acquisitions and integrate and realize synergies from newly acquired businesses; the impact of interest rate and currency exchange rate fluctuations; capital allocation plans and changes in those plans, including with respect to dividends, share repurchases, investments in research and development, capital expenditures and acquisitions; our ability to derive expected benefits from restructurings, productivity initiatives and other cost reduction actions; the impact of legal compliance risks and litigation, including with respect to product quality and safety, cybersecurity and privacy; and our ability to capture and protect intellectual property rights. The Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

PART I

ITEM 1. BUSINESS

Overview

Dover Corporation is a diversified global manufacturer and solutions provider delivering innovative equipment and components, consumable supplies, aftermarket parts, software and digital solutions and support services through five operating segments: Engineered Products, Clean Energy & Fueling, Imaging & Identification, Pumps & Process Solutions, and Climate & Sustainability Technologies. Unless the context indicates otherwise, references herein to "Dover," "the Company," and words such as "we," "us," or "our" include Dover Corporation and its consolidated subsidiaries. Dover was incorporated in 1947 in the State of Delaware and became a publicly traded company in 1955. Dover is headquartered in Downers Grove, Illinois and currently employs approximately 25,000 people worldwide.

Dover's five segments are structured around businesses with similar business models, go-to-market strategies and manufacturing practices. This structure enables management efficiency, aligns Dover’s operations with its strategic initiatives and capital allocation priorities, and provides transparency about our performance to external stakeholders. We have changed the names of two of our segments (Fueling Solutions to Clean Energy & Fueling, and Refrigeration & Food Equipment to Climate & Sustainability Technologies) to reflect recent portfolio changes, as well as to better reflect markets and customers served as well as growth drivers of respective businesses in the two segments. Dover's five operating and reportable segments are as follows:

•Our Engineered Products segment provides a wide range of equipment, components, software, solutions and services vehicle aftermarket, waste handling, industrial automation, aerospace and defense, industrial winch and hoist, and fluid dispensing end-markets.

•Our Clean Energy & Fueling segment provides components, equipment, and software and service solutions enabling safe transport of traditional and clean fuels and other hazardous substances along the supply chain, as well as the safe and efficient operation of convenience retail, retail fueling and vehicle wash establishments.

•Our Imaging & Identification segment supplies precision marking and coding, product traceability and digital textile printing equipment, as well as related consumables, software and services to the global packaged and consumer goods, pharmaceutical, industrial manufacturing, fashion and apparel and other end-markets.

•Our Pumps & Process Solutions segment manufactures specialty pumps and flow meters, fluid connecting solutions, plastics and polymer processing equipment, and highly engineered precision components for rotating and reciprocating machines serving single-use biopharmaceutical production, diversified industrial manufacturing, polymer processing, midstream and downstream oil and gas and other end-markets.

•Our Climate & Sustainability Technologies segment is a provider of innovative and energy-efficient equipment and systems that serve the commercial refrigeration, heating and cooling and beverage container-making equipment markets.

COVID-19

For information related to the impact of the COVID-19 pandemic on our business see Item 7. Management's Discussion and Analysis in this Form 10-K.

Management Philosophy

Dover is committed to steadily creating shareholder value through a combination of sustained long-term profitable growth, operational excellence, superior free cash flow generation and productive capital re-deployment while adhering to a conservative financial policy. Dover seeks to be a leader in a diverse set of growing markets where customers are loyal to trusted partners and suppliers, and value product performance and differentiation driven by superior engineering, manufacturing precision, total solution development and excellent supply chain performance. Our businesses are long-time leaders in their respective markets and are known for their innovation, engineering capability and customer service excellence. We aim to continue growing our businesses from this strong foundation. Our operating structure of five business segments allows for differentiated acquisition focus consistent with our portfolio and capital allocation priorities. We believe our business segment structure, coupled with functional expertise at our lean corporate center, presents opportunities to identify and capture operating synergies, such as global sourcing and supply chain integration, shared services, and manufacturing practices, and further advances the development of our executive talent. Our executive management team sets strategic direction, initiatives and goals, provides oversight of strategy execution and achievement of these goals for our business segments, and with oversight from our Board of Directors, makes capital allocation decisions, including with respect to organic investment initiatives, major capital projects, acquisitions and the return of capital to our shareholders.

Our goal is to foster an operating culture with high ethical and performance standards that values accountability, rigor, trust, inclusion, respect and open communications, designed to allow individual growth and operational effectiveness. We are also increasing our focus on maintaining sustainable business practices that reduce environmental impact, and developing products that help our customers meet their sustainability goals.

Company Goals

We are committed to driving superior shareholder returns through three key tenets of our corporate strategy.

First, we are committed to achieving organic sales growth above that of gross domestic product (greater than GDP or 3% to 5% annually on average) over a long-term business cycle, absent prolonged adverse economic conditions, complemented by growth through strategic acquisitions.

Second, we continue to focus on improving returns on capital, as well as segment and corporate earnings margin by enhancing our operational capabilities and making investments across the organization in digital capabilities, automation, operations management, information technology ("IT"), shared services (including Dover Business Services and our India Innovation Center), and talent. We also focus on continuous, effective cost management and productivity initiatives, such as automation and digitally-supported manufacturing, supply chain optimization, e-commerce and digital go-to-market, restructuring, improved footprint utilization, strategic pricing and portfolio management.

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

We support achievement of these goals by (1) aligning management compensation with strategic and financial objectives, (2) actively managing our portfolio to increase enterprise scale, improve business mix over time to markets with secular growth characteristics, and pursue acquisitions that fit the characteristics of an ideal Dover business and (3) investing in talent development programs.

Characteristics of a Dover Business

Our businesses generally operate in strategically attractive niche industrial markets with supportive long-term growth trends, favorable supply and demand landscapes, mature and incrementally improving technologies and highly loyal customers, suppliers or channel partners. Our businesses have consistently enjoyed a customer base that chooses products primarily based on their performance, track record, safety and compliance. In many instances, our businesses produce critical equipment or components to a larger system, where value-in-use and costs and risks of switching far exceed the cost of the product itself. Our products tend to have meaningful replacement, consumable or aftermarket demand due, in part, to a large installed base because they play a specialized role in customer applications. Recurring demand, which includes parts, consumables, services and software, represents approximately 35% of our revenue. Additionally, many of our products enjoy recurring like-for-like replacement demand patterns. Our businesses increasingly complement our component or equipment offerings with digital solutions (such as connected products, sensors and software) that create new sources of value to our customers and allow Dover businesses to drive growth and increase relevance with our customers. Dover businesses also exhibit attractive financial profiles, characterized by predictable, stable revenue, low capital intensity, strong cash-flow and sustainable returns on invested capital well in excess of our cost of capital.

Business Strategy

To achieve our stated goals, we are focused on executing the following pillars of Dover’s business strategy:

Capturing growth potential in our end-markets and adjacent market segments

Dover’s business segments are focused on building enduring competitive advantages and leadership positions in markets we believe are positioned for sustained future growth. We believe our businesses are among the top suppliers in most markets and niches we serve (as defined by customer applications, geographies or products), which positions us well to capture future growth. We capitalize on our engineering, technology and design expertise, and maintain an intense focus on meeting the needs of our customers and on adding significant, and often new, value to their operations through superior product performance, safety, reliability, and a commitment to aftermarket support. We cultivate and maintain an entrepreneurial culture to enable business agility, and continuously innovate to address our customers’ needs, to help them win in the markets they serve.

In particular, our businesses are well-positioned to capitalize on: growing industrial manufacturing and trade volumes; adoption of digital technologies; increasing requirements for sustainability, safety, energy efficiency and consumer product safety; and growth of the middle class and consumption in emerging economies. Our Engineered Products segment is capitalizing on secular growth in waste generation and the increasing sophistication and automation of waste collection operations, increasing car parc, car age and miles driven, as well as increasing digitization and sensorization of modern vehicles. Our Clean Energy & Fueling segment benefits from the worldwide growth in environmental safety and compliance regulations, new infrastructure build-out in emerging economies, consolidation in the convenience retail sector, increased digitization of convenience stores and fuel retailing, clean energy products, as well as secular growth in automated vehicle wash systems and solutions (over manual and do-it-yourself washing). Our Imaging & Identification segment leverages its unique product offering containing equipment, consumables, software and services to address market needs and requirements, including conversion to digital textile printing, increased demand for product traceability and brand protection, and consumer product safety. Our Pumps & Process Solutions segment is focused on: capturing growth in its installed base; the growing sophistication of fluid transfer and rotating machinery components within the biopharma and hygienic markets; chemical, plastics and polymer, industrial, mid and downstream oil & gas; and globalizing brands across geographies while expanding sales channels and engineering support. Our Climate & Sustainability Technologies segment is responding to our customers’ demand for increased energy efficiency and sustainability in food retail merchandising solutions, as well as increasing demand for sustainable heating and cooling solutions and growing global demand for aluminum beverage containers.

We aim to capture growth by making organic investments in research and development, developing new products and technologies, improving digital capabilities, expanding our geographic coverage, and pursuing disciplined strategic acquisitions that will enhance our portfolio and position Dover for long-term growth. We continually evaluate how our assets and capabilities can position us to grow in markets adjacent to our core businesses (for example, new applications, geographies, product segments or adjacent technologies) where we can be advantaged.

In addition to product innovation, we aim to capture growth by developing digital technologies. Our Boston-based Dover Digital Labs serves as the company-wide hub for our digital initiative. We have continued to invest in this facility and our team of software developers, data scientists, and product managers to enhance our digital capabilities. The Digital Labs team is driving digital transformation across our businesses in three areas: (i) enhancing the customer experience through more efficient and streamlined digital customer interfaces that make it easy to do business with Dover companies; (ii) developing connected software and machine learning augmented solutions built to integrate into and work with our core equipment and component offerings; and (iii) driving increased efficiency, safety and quality in our manufacturing operations by employing cutting-edge automation and “digital factory” solutions. We believe the Digital Labs center's contributions in these areas enable us to add significant value to our products and to capture commercial growth opportunities. By leveraging a central resource for Industrial Internet of Things ("IIoT") and connected product initiatives, we are able to capture efficiencies in our digital transformation efforts, improve product security and offer better efficiency in software and sensor integration engineering to keep our projects cost-competitive.

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

We also focus on margin expansion initiatives designed to reduce our selling, general and administrative cost base and rationalize our manufacturing and supply chain footprint across the portfolio. We continually expand initiatives to extract productivity gains across the businesses and realize savings. Our margin expansion initiatives are focused on four core enterprise capabilities: (1) leverage our Digital Labs team to enhance our internal and market-facing digital capabilities, (2) improve utilization and optimization of our manufacturing footprint through centralized resources and investment, (3) further centralize shared services under Dover Business Services, and (4) invest in our India Innovation Center shared services.

Dover Digital. Our Dover Digital Labs consists of a team of approximately 100 software developers, data scientists and product managers who provide digital capabilities to enhance the customer experience, develop connected products, and drive automation and efficiency inside our factories through digital technologies and in our business processes. Our Dover Digital Labs team has built common platforms which we have begun deploying on customer facing applications to make it easier to find, configure, buy and obtain products and services from Dover companies. It has also deployed shared IIoT capability such that many of Dover's products are remotely configurable and monitored, enabling our businesses to sell aftermarket parts and offer remote diagnostic services.

Dover Operational Excellence. In 2019, we began to coordinate and oversee operations management from the corporate center of excellence through a team composed of functional experts in operational optimization, lean manufacturing, automation, HSE (Health, Safety and Environment) and complex project management. This team works closely with our businesses to drive execution excellence in our operational processes, standards and measurement tools to identify, prioritize and monitor execution of operational improvement initiatives. With expertise in health and safety, supply chain management, lean operations, project management, and advanced manufacturing and automation, we continue to focus on initiatives to improve operational efficiency and enhance and solidify the continuous improvement programs embedded in our businesses' day-to-day operations.

Dover Business Services. We continue to invest in Dover Business Services shared service centers, consisting of a team of approximately 450 people, to provide important transactional and value-added services to our businesses. Our shared service model allows us to leverage scale across Dover, increase process efficiencies through technology and specialization, and reduce risk through centralized controls. Our shared service centers create value by freeing resources within our businesses that would otherwise be dedicated to transactional services and allowing them to focus on customers, markets and product excellence. We expect to continue driving efficiencies through Dover Business Services as we increase the level of service centralization across the portfolio.

India Innovation Center. Our India Innovation Center has a team of approximately 600 engineers and IT professionals that our businesses rely on to leverage for product engineering, digital solutions development, data & information management, research & development, and intellectual property services. The scale of this team allows our businesses to access resources with capabilities and expertise across many disciplines that would be unaffordable to them as stand-alone companies, and allows for concurrent engineering on time sensitive projects.
We have been steadily investing in the build out and deployment of the above four enterprise capabilities in the past several years, including investing over $20 million in capital expenditures during 2019-2021, and significantly expanding the staff of experts and support personnel in key centers of excellence globally.

Disciplined capital allocation and continuous portfolio enhancement

We are focused on the most efficient allocation of capital to maximize returns on investment. To do this, we utilize organic reinvestment to grow and strengthen our existing businesses. We plan to make average annual investments in capital spending of 2% - 3% of revenue with a focus on internal projects designed to expand our market participation, develop new products and improve productivity. In addition, we seek to deploy capital in acquisitions in attractive growth areas across our five segments. Dover focuses primarily on bolt-on acquisitions, applying strict selection criteria of market attractiveness (including growth, market landscape, and performance-based competition), business fit (including sustained leading position, revenue visibility, and favorable customer value-add versus switching cost or risk) and financial return profile (accretive growth and margins and double-digit return on invested capital). We opportunistically divest businesses where we see limited runway for future value creation relative to our aspirations, or where market and business fundamentals change and no longer fit our criteria of business attractiveness and portfolio fit. Finally, we have consistently returned cash to shareholders by paying dividends, which have increased annually over each of the last 66 years. We undertake opportunistic share repurchases as part of our capital allocation strategy. We employ a prudent financial policy to support our capital allocation strategy, which includes maintaining an investment grade credit rating.

Portfolio Development

Acquisitions

Our acquisition program has two key elements. As a first priority, we seek to acquire attractive add-on businesses with a strong fit that enhance our existing franchises either by increasing their reach and customer access, by broadening their product mix or by enhancing technological capability and customer value-add. Second, in the right circumstances, we may strategically pursue larger, stand-alone businesses that complement our existing businesses or provide a path for us to pursue growth in near adjacencies. With all our acquisitions, we seek businesses that are leaders in their markets or niches, have a strong track record for innovation, offer differentiated solutions, clearly complement our businesses, have a solid organic growth profile and attractive and sustainable returns, and offer significant synergy potential to generate double-digit return on capital within three years after the acquisition is completed.

Over the past three years (2019 through 2021), we have spent approximately $1,677.3 million, net of cash acquired and including contingent consideration, to purchase eighteen businesses. For more details, see Note 3 — Acquisitions in the Consolidated Financial Statements in Item 8 of this Form 10-K.

Our future growth depends in large part on finding and acquiring successful businesses that expand the scope of our offerings and make us an even more important supplier to our customers. While we expect to generate annual organic revenue growth (greater than GDP or 3% to 5% annually on average) over a long-term business cycle absent extraordinary adverse economic conditions, our success in consistently growing the portfolio is also dependent on the ability to acquire and integrate businesses successfully within our existing structure. To track post-merger integration and accountability, we utilize an internal scorecard and well-defined processes to help ensure expected synergies are realized and value is created.

Dispositions

From time to time, we have sold or divested some of our businesses based on changes in specific market outlook, structural changes in financial performance, value-creation potential, or for other strategic considerations, which included an effort to reduce our exposure to cyclical markets or focus on our higher margin growth spaces.

Going forward, we recognize that some businesses in Dover’s portfolio may have a greater value-creation potential if owned by another parent with a larger presence and focus on a given niche. We pragmatically consider such opportunities as part of our ongoing portfolio management and review processes, and execute divestitures if the value created is determined to be at an appropriate premium to the value of such business to Dover and the divestitures allow Dover shareholders to participate in the future value-creation potential from a change in ownership.

For more details, see Note 4 — Dispositions in the Consolidated Financial Statements in Item 8 of this Form 10-K.

Business Segments

As noted previously, Dover's five segments are structured around businesses with similar business models, go-to-market strategies and manufacturing practices. This structure enables management efficiency, aligns Dover’s operations with its strategic initiatives and capital allocation priorities, and provides transparency about our performance to external stakeholders. Dover's five operating and reportable segments are as follows: Engineered Products, Clean Energy & Fueling, Imaging & Identification, Pumps & Process Solutions and Climate & Sustainability Technologies. For financial information about our segments and geographic areas, see Note 19 — Segment Information in the Consolidated Financial Statements in Item 8 of this Form 10-K.

Engineered Products

Our Engineered Products segment provides a wide range of equipment, components, software, solutions and services that have broad customer applications across a number of markets, including: solid waste handling, aftermarket vehicle service, industrial automation, aerospace and defense, industrial winch and hoist, and fluid dispensing. Our waste handling business is a leading North American supplier of equipment, software and services for the refuse collection industry and for on-site processing and compaction of trash and recyclable materials. Our vehicle service business provides products, software and services used primarily in vehicle repair and maintenance, including light and heavy-duty vehicle lifts, wheel service equipment, vehicle diagnostics and vehicle collision repair solutions. The businesses in the industrial automation market provide a wide range of modular automation components including manual clamps, power clamps, rotary and linear mechanical indexers, conveyors, pick and place units, glove ports and manipulators, as well as end-of-arm robotic grippers, slides and end effectors. Our industrial winch and hoist business provides a range of winches, hoists, bearings, drives, and electric monitoring systems for infrastructure and other industrial markets. The segment also supplies radio frequency and microwave filters and switches, as well as signal intelligence solutions, to enable secure communications in aerospace and defense applications, and benchtop soldering and fluid dispensing solutions in electronics and industrial product assembly.

Our Engineered Products segment's products are manufactured primarily in the U.S., Europe and Asia and are sold throughout the world directly and through a network of distributors.

Clean Energy & Fueling

Our Clean Energy & Fueling segment provides components, equipment and software, and service solutions enabling safe storage, transport. handling and dispensing of clean and traditional fuels, cryogenic gases and other hazardous fluids, as well as safe and efficient operation of retail fueling and vehicle wash establishments across the globe. Among solutions supplied by the segment are dispensing equipment and components for gasoline, compressed natural gas (CNG), liquified natural gas (LNG) and hydrogen (H2) fueling sites, payment systems, hardware and underground containment systems, vehicle wash systems, as well as asset tracking, monitoring and operational optimization software.

Our Clean Energy & Fueling segment's products are manufactured primarily in North America, Europe, Asia, and South America and are sold throughout the world directly and through a network of distributors.

Imaging & Identification

The companies in our Imaging & Identification segment are global suppliers of precision marking and coding, packaging intelligence, product traceability, brand protection, and digital textile printing equipment and solutions, as well as related consumables, software and services. Our marking and coding businesses primarily design and manufacture equipment and consumables used for printing variable information (such as bar codes, dates, and serial numbers) on fast-moving consumer goods, provides serialization solutions for pharmaceutical customers, and develops supply chain traceability solutions capitalizing on expanding food and product safety, supply chain traceability and brand protection requirements. In addition, our businesses serving the apparel and textile printing market develop, manufacture and sell equipment, software, consumables and service solutions used in digital textile, soft signage and specialty materials markets. These businesses are benefiting from a secular shift from analog to digital printing, resulting from growing demand for “fast fashion”, and more customized and complex fashion designs, as well as increasing environmental sustainability requirements (digital printing process is significantly more environment-friendly due to lower water consumption). Businesses within this segment leverage digital printing capabilities and operate business models that involve initial equipment and software sales followed by significant consumable, software and service aftermarket revenue streams.

Our Imaging & Identification segment's products are manufactured primarily in North America, Europe and Asia and are sold throughout the world directly and through a network of distributors.

Pumps & Process Solutions

The businesses in our Pumps & Process Solutions segment manufacture specialty pumps, single-use pumps, connectors and flow meters, plastics and polymers processing equipment, and highly-engineered components for rotating and reciprocating machinery. The segment’s products are used in a wide variety of markets, including plastics and polymers processing, chemicals production, food/sanitary, biopharma, medical, transportation, petroleum refining, power generation and general industrial applications. The products in this segment are generally used in demanding and specialized operating environments with high performance requirements. Businesses within this segment share the following commonalities: their products are predominantly components or parts of larger equipment and production systems with our products often specified by end customers or regulations, they participate in markets with a diverse and fragmented customer base and where there is a significant demand for aftermarket equipment and parts from a large installed base, and the route-to-market is a mix of distribution and direct sales.

Our Pumps & Process Solutions segment's products are manufactured primarily in North America, Europe, and Asia and are sold throughout the world directly and through a network of distributors and original equipment manufacturers.

Climate & Sustainability Technologies

Our Climate & Sustainability Technologies segment is a provider of innovative and energy-efficient equipment and systems that serve the commercial refrigeration, heating and cooling, and container and beverage packaging equipment markets. Our refrigeration business manufactures refrigeration systems (including environmentally friendly systems like CO2), refrigeration display cases, commercial glass refrigerator and freezer doors and brazed plate heat exchangers used for industrial heating and cooling and residential climate control. Other businesses in this segment design and manufacture machinery and associated spare parts used for beverage container-making. The majority of the products that are manufactured or serviced by the Climate & Sustainability Technologies segment are used by the retail food industry, including supermarkets, “big-box” retail and convenience stores, the commercial/industrial refrigeration industry, food production markets and beverage container-making industries.

Our Climate & Sustainability Technologies segment's products are manufactured primarily in North America, Europe and Asia and are sold globally, directly and through a network of distributors.

Raw Materials

We use a wide variety of raw materials, primarily metals and semi-processed or finished components, which are generally available from a number of sources. As a result, the loss of any single supplier have not had, and are not likely to have, a material impact on operating profits at the consolidated level. While the required raw materials are generally available, commodity pricing can be volatile, particularly for various grades of steel, copper, aluminum and select other commodities. Although cost increases in commodities may be recovered through increased prices to customers, our operating results are exposed to such fluctuations. We attempt to control such costs through fixed-price contracts with suppliers and various other programs, such as our global supply chain activities.

Markets for multiple raw materials saw significant cost increases throughout 2021, as well as increases in transportation costs to deliver materials to our manufacturing sites, which we partially offset through price increases and other levers. Additionally, supply chain disruptions have caused shortages of material inputs in several of our businesses, which negatively impacted profitability of such businesses as we were required to seek alternative sources of supply at higher costs or interrupt our normal manufacturing process flow leading to less efficient output and cost.

Research and Development

Our businesses invest to develop innovative new products, as well as to upgrade and improve existing products, to satisfy customer needs, including demand for energy-efficient products designed to help customers meet sustainability goals, expand revenue opportunities geographically, maintain or extend competitive advantages, improve product reliability and reduce production costs.

Our Imaging & Identification segment expends significant effort in research and development because the rate of product development by their customers is often quite high. Our businesses that develop product identification, printing equipment and software solutions believe their customers expect a continuing rate of product innovation, performance improvement and reduction in total cost of ownership. The result has been downward pricing trends that can only be mitigated with the continuous introduction of innovative product solutions in a market where product life cycles generally average less than seven years.

Our Clean Energy & Fueling segment invests in research and development to advance innovative traditional and alternative fuel dispensing equipment and components, payment platforms, fuel site asset management and connectivity solutions, IIoT-enabled cloud-based connected solutions for retail and commercial fleet fueling settings, components for high-criticality cryogenic gas storage and transportation applications, including hydrogen and liquified natural gas. These technology investments align with our customer’s needs and our commitment to delivering to our customers opportunities for operational cost reductions, increased sales, and an enhanced customer experience for their customers through a combination of intelligent fueling and retail solutions.

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

Many of our businesses are also involved in important product improvement initiatives. These businesses concentrate on working closely with customers on specific applications, expanding product lines and market applications and continuously improving manufacturing processes. Some of these businesses experience a much more rapid rate of change requiring higher product development capability and new product introduction.

Similarly, our businesses invest in research and development to pursue digital strategies based on customer needs and leverage the capabilities of the Dover Digital Labs center to deliver on those digital strategies. For example, Vehicle Services Group, within the Engineered Products segment, launched Mosaic Advanced Diagnostic Technology built in partnership with Burke Porter Group and work completed at the Digital Labs. Mosaic is the automotive repair industry’s first digitally enabled cloud based after-market advanced driver assistance systems ("ADAS") sensor calibration technology. Environmental Solutions Group, from the Engineered Products segment, launched artificial intelligence capabilities through 3rd Eye Digital Solution to use data to improve operations outcomes for waste hauling fleets.

Human Capital Resources

Our employees are our most valuable asset and are critical to our ability to deliver on our strategic plans. Our success in delivering high quality and innovative products and solutions for our customers and driving operational excellence is only achievable through the talent, expertise, and dedication of our global team. We had approximately 25,000 employees worldwide as of December 31, 2021.

Attraction, Development, and Retention

We recognize that attracting, developing and retaining skilled talent and promoting a diverse and inclusive culture are essential to maintaining our leadership positions in the markets we serve. While our operating companies are the hubs of these activities — an effective model that puts ownership in the businesses and cultures that are the source of opportunities for employees — we are increasingly leveraging the corporate center to drive talent recruitment and development and consistent human capital management practices across our businesses. This center-led focus is enabling us to make development opportunities available across our enterprise which promotes employee advancement, engagement and retention. We offer employees resources to continuously improve their skills and performance with the goal of further cultivating the diverse, entrepreneurial talent inside our global businesses to fill key positions. We seek people who are proactive and dedicated, demonstrate an ownership mindset and share our commitment to the pursuit of operational excellence. We continue to make significant investments in talent development and recognize that the growth and development of our employees is essential for our continued success.

Diversity and Inclusion

We view the diversity of our employees as a strength to better serve our customers and communities. We also believe the diversity of our workforce enables us to attract new talent, keeps our employees engaged and productive, and advances innovation from ideas reflecting the broad diversity of our employees' backgrounds, experiences, and perspectives. To that end, we have taken various actions to enhance diversity, including partnering with organizations that can support our efforts to identify and recruit talented and diverse candidates.

We aim to cultivate an inclusive culture that enables employees to feel connected to our business objectives and valued for their contributions. One of the ways in which we seek to promote an inclusive work environment is by supporting our operating companies in establishing employee resource groups. These groups allow for collaboration and serve as an open forum for networking, professional development, and mentoring. We are committed to our efforts to maintain a work environment that is professional, inclusive, and free from discrimination and harassment. To help educate our workforce on the benefits of an inclusive environment, and drive awareness, we have invested in training across the organization focused on diversity and inclusion topics.

Health and Safety

We are committed to providing a healthy environment and safe workplace by operating in accordance with established health and safety protocols across our facilities and maintaining an enhanced health and safety compliance program. We regularly conduct self-assessments to examine our safety culture and processes. In response to COVID-19, we have taken and continue to take measures to protect our workforce. We have modified practices at our manufacturing locations and offices to adhere to guidance from the U.S. Centers for Disease Control and Prevention and local health and governmental authorities in our global network. In addition, we have invested at the corporate center to provide oversight, enhance coordination and ensure robust safety protocols are present across our operations.

Human Capital Investments Related to Strategic Priorities

In line with our strategic priorities, we have additionally invested in the following aspects of human capital resource management, among other areas:

•Dover Digital Labs – We are continuing to leverage our Digital Labs team to improve our digital capabilities. Our team of software developers, data scientists, and product managers drive digital transformation across our businesses by enhancing customer experience, developing connected products, and enabling digital manufacturing.

•Operational management – Our operations teams, including our management team at the corporate center, continually focuses on improving operational efficiency, such as implementing production automation.

•Shared services – We are continuing to further centralize shared services under Dover Business Services and our India Innovation Center. Our shared services capabilities include a wide range of functional areas including transactional support, human resources, IT, engineering and product development. These services enable productivity and growth as well as free up resources at our businesses to focus on customers, markets and product development.

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

Customers

We serve thousands of customers, none of which accounted for more than 10% of our consolidated revenue in 2021. Given our diversity of served markets, customer concentrations are not significant. Businesses supplying the environmental solutions, defense, automotive and commercial refrigeration industries tend to deal with a few large customers that are significant within those industries. This also tends to be true for businesses supplying the power generation and chemical industries. In the other markets served, there is usually a much lower concentration of customers, particularly where our companies provide a substantial number of products and services applicable to a broad range of end-use applications.

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

Competition

Our competitive environment is complex because of the wide diversity of our products manufactured and the markets served. In general, most of our businesses are market leaders that compete with only a few companies, and the key competitive factors are customer service, product quality, price and innovation. A summary of our key competitors within each of our segments follows:

Segment	Key Competitors

Engineered Products	Snap-On Inc. (Challenger Lifts, Car-O-Liner), Vontier (Hennessey Industries, Inc.), Oshkosh Corp. (McNeilus), Labrie Enviroquip Group, Geotab Inc., AMCS Group, Tünkers Maschinenbau GmbH, PACCAR (Braden), and numerous others
Clean Energy & Fueling	Vontier (Gilbarco Veeder-Root, DRB), Tatsuno, Verifone, Franklin Electric, Elaflex, Ingersoll Rand (Emco Wheaton), Dixon Valve & Coupling Company, Professional Datasolutions, Inc. (PDI), Salco, Sonny's Enterprises LLC, National Carwash Solutions, Washtec AG
Imaging & Identification	Danaher Corporation (Videojet), Brother Industries, Ltd. (Domino Printing), Electronics for Imaging (Reggiani), SPG Prints, Konica Minolta, Kornit Digital Ltd.
Pumps & Process Solutions	IDEX Corporation, Ingersoll Rand (Milton Roy, Dosatron, ARO), Millipore, Danaher Corporation (Pall), Nordson Corporation, ITT, SPX Flow Inc. (Waukesha), Spirax Sarco, Kingsbury, Seko, Ecolab, Hoerbiger Holdings AG, Miba AG, Hillenbrand Inc. (Coperion)
Climate & Sustainability Technologies	Panasonic (Hussman Corp.), Alfa Laval, Stolle Machinery

International

Consistent with our strategic focus on positioning our businesses for growth, we aim to grow our revenue in international markets, particularly in developing economies in Asia, the Middle East, Eastern Europe and South America.

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

The following table shows annual revenue derived from customers outside the U.S. as a percentage of total annual revenue for each of the last three years, by segment and in total:

	Percentage of Non-U.S. Revenue by Segment
	Years Ended December 31,
	2021	2020	2019
Engineered Products	27%	27%	27%
Clean Energy & Fueling	45%	45%	52%
Imaging & Identification	75%	75%	77%
Pumps & Process Solutions	53%	51%	49%
Climate & Sustainability Technologies	37%	37%	39%
Total percentage of revenue derived from customers outside of the United States	46%	45%	47%

Our international operations are subject to certain risks, such as price and exchange rate fluctuations and non-U.S. governmental restrictions, which are discussed further in Item 1A. "Risk Factors." For additional details regarding our non-U.S. revenue and the geographic allocation of the assets, see Note 19 — Segment Information to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Environmental Matters

Sustainability

We are committed to creating economic value for shareholders by developing products designed to help our customers meet their sustainability goals, run their operations more efficiently and satisfy evolving regulatory and environmental standards. We believe that sustainability-driven innovation in response to customer demand helps us contribute positively to enhanced resource efficiency and waste reduction while presenting a valuable growth opportunity. Aligned with this commitment, in 2021, we announced science-based targets to reduce our greenhouse gas emissions. These targets include an absolute reduction of scope 1 and scope 2 market-based greenhouse gas emissions of 30 percent by 2030, from a 2019 baseline year, and an absolute reduction of scope 3 greenhouse gas emissions of 15 percent by 2030, from a 2019 baseline year.

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

Other Information

We make available free of charge through the "Investor Information" link on our website, www.dovercorporation.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports. We post each of these reports on the website as soon as reasonably practicable after the report is filed with the Securities and Exchange Commission. The contents of our website are not intended to be incorporated by reference into this Form 10-K, and any reference to our website is intended to be inactive textual references only.

ITEM 1A. RISK FACTORS

The risk factors discussed in this section should be considered together with information included elsewhere in this Form 10-K and should not be considered the only risks to which we are exposed. In general, we are subject to the same general risks and uncertainties that impact many other industrial companies such as general economic, industry and/or market conditions and growth rates; the impact of natural disasters and their effect on global markets; and changes in laws or accounting rules. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may impair our businesses, including our results of operations, liquidity and financial condition.

Business and Operational Risks

•The COVID-19 pandemic has adversely impacted, and continues to pose risks to, our businesses, the nature and extent of which are highly uncertain and unpredictable.

The COVID-19 pandemic has disrupted the global economy and adversely impacted our businesses, including demand for our products across multiple end-markets as well as our supply chain and operations. While we have experienced sequentially improving activity in most markets and geographies, the public health situation, global response measures and corresponding impacts on various markets remain fluid and uncertain and may lead to sudden changes in trajectory and outlook. Accordingly, we are currently unable to quantify the full and long-term impact of the pandemic on our results of operations, financial position and cash flows.

We have taken and will continue to take steps to mitigate the risks of COVID-19 by working with our customers, employees, suppliers and other stakeholders. Significant portions of our workforce and operations have been impacted by quarantines, government orders and guidance, facility closures, illness, travel restrictions, implementation of precautionary measures and other restrictions. Over the course of the pandemic, we have continued to operate in accordance with established health and safety protocols across our facilities while maintaining an enhanced health and safety compliance program. More specifically, we have modified practices at our manufacturing locations and offices to adhere to guidance from the U.S. Centers for Disease Control and Prevention and local health and governmental authorities in our global network with respect to social distancing, physical separation, personal protective equipment and sanitization, and have restricted the number of employees permitted in common areas at any given time. The emergence of new variants of COVID-19, evolving government plans around the world to institute vaccination mandates, including in the U.S., and limited availability of vaccines in various jurisdictions, create uncertainty that may impact our employees and result in labor shortages and unforeseen costs. In addition, because the pandemic has decreased customer demand in many of our end-markets, some of our businesses have continued to operate at reduced capacity. We cannot predict the number or timing of any future facility closures, the potential for operating at reduced capacity or the size of the workforce that may be impacted by potential labor actions such as furloughs or layoffs.

The extent to which our operations may be impacted by COVID-19 will depend on future developments that are highly uncertain, including the pandemic's duration, the emergence of different COVID-19 variants, the efficacy and adoption rates of vaccines, the availability of recently approved oral medicines and actions by governments and private enterprises to contain the outbreak or mitigate the impact of the pandemic. For example, applicable laws and government measures, such as U.S. federal vaccine mandates or Occupational Safety and Health Administration requirements for vaccination or regular testing, could also result in skilled labor impacts including voluntary attrition or difficulty finding labor or otherwise adversely affect our ability to operate our facilities, obtain materials and component inputs from suppliers or deliver our products in a timely manner. Furthermore, the pandemic has impacted and may further impact the broader economies of affected countries, including negatively impacting economic growth, the proper functioning of financial and capital markets, foreign currency exchange rates and interest rates. Due to the continuing uncertainties surrounding the pandemic, we are unable to predict the ultimate impact that it will have on our financial position, operating results and cash flows in future periods.

•Increases in labor costs, potential labor disputes and work stoppages or an inability to hire skilled personnel could adversely affect our business.

We have a number of collective bargaining units in the U.S. and various collective labor arrangements outside the U.S. We are subject to potential work stoppages, union and works council campaigns and other labor disputes, any of which could adversely impact our productivity, reputation, results of operations, financial condition and cash flows.

Furthermore, the competition for skilled personnel is often intense in the regions in which our manufacturing facilities are located. A sustained labor shortage or increased turnover rates within our employee base, increases in the salaries and wages paid by competing employers, as a result of general macroeconomic factors or otherwise, could lead to increased costs, such as increased overtime to meet demand and potentially further increase salaries and wage rates to attract and retain employees, and could negatively affect our ability to efficiently operate our manufacturing facilities and overall business. If we are unable to hire and retain employees capable of performing at a high level, our business, financial condition and results of of operations could be adversely affected.

•Our reputation, ability to do business and results of operations may be impaired by improper conduct by any of our employees, agents, or business partners.

While we strive to maintain high standards, we cannot provide assurance that our internal controls and compliance systems will always protect us from acts committed by our employees, agents, or business partners that would violate the laws of the jurisdictions where we do business, including the laws governing payments to government officials, bribery, fraud, anti-kickback and false claims, competition, export and import compliance, environmental compliance, money laundering and data privacy, as well as the improper use of proprietary information or social media. Any such violations of law or improper actions could: subject us to civil or criminal investigations; lead to substantial civil or criminal, monetary and non-monetary penalties and related shareholder lawsuits; lead to increased costs of compliance; and damage our reputation, our consolidated results of operations, financial condition and cash flows.

•We are subject to risks relating to our existing international operations and expansion into new geographical markets.

Approximately 46% and 45% of our revenues for 2021 and 2020, respectively, were derived outside the United States and we expect international sales to continue to represent a significant portion of our revenues given our global growth strategy. As a result of our international operations and our global expansion strategy, we are subject to various risks, including:

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

We depend on our own and third party IT systems, including cloud-based systems and managed service providers, to store, process and protect our information and support our business activities. We also use third party IT systems to support employee data processing for our global workforce and to support customer business activities, such as transmitting payment information, providing mobile monitoring services, and capturing operational data. Additionally, some of our products contain computer hardware and software and offer the ability to connect to computer networks. Increasingly, our customers, including government customers, are requiring cybersecurity protections and mandating cybersecurity standards for our products. Our business has both an increasing reliance on IT systems and an increasing digital footprint as a result of changing technologies, connected devices and digital offerings, as well as expanded remote work policies. If these technologies, systems, products or services are damaged, cease to function properly, are compromised due to employee or third-party contractor error, user error, malfeasance, system errors, or other vulnerabilities, or are subject to cybersecurity attacks, such as those involving denial of service attacks, unauthorized access, malicious software, or other intrusions, including by criminals, nation states or insiders, our business may be adversely impacted. The impacts could include production downtimes, operational delays, and other impacts on our operations and ability to provide products and services to our customers; compromise of confidential, proprietary or otherwise protected information, including personal information and customer confidential data; destruction, corruption, or theft of data or intellectual property; manipulation, disruption, or improper use of these technologies, systems, products or services; financial losses from fraudulent transactions, remedial actions, loss of business or potential liability; adverse media coverage; and legal claims or legal proceedings, including regulatory investigations, actions and fines; and damage to our reputation. There has been a rise in the number of cyberattacks targeting confidential business information generally and in the manufacturing industry specifically, as well as an increase in cyberattacks targeting managed service providers, by both state-sponsored and criminal organizations. Moreover, there has been a rise in the number of cyberattacks that depend on human error or manipulation, including phishing attacks or schemes that use social engineering to gain access to systems or perpetuate wire transfer or other frauds.

These trends increase the likelihood of such events occurring as well as the costs associated with protecting against such attacks. It is possible for vulnerabilities in our IT systems to remain undetected for an extended period of time up to and including several years. We attempt to mitigate these risks by employing a number of measures, including employee training, systems monitoring and other technical security controls, a breach response plan, maintenance of backup and protective systems, and security personnel. Notwithstanding those measures, our systems, networks, products and services remain potentially vulnerable to known or unknown cybersecurity attacks and other threats, any of which could have a material adverse effect on our consolidated results of operations, financial condition and cash flows. We, and the service providers that we depend on to support our systems and business operations, are regularly the target of, and periodically respond to, cyberattacks, including phishing and denial-of-service attacks, and must continuously monitor and develop our systems to protect our technology infrastructure and data from misappropriation or corruption. In addition, a cybersecurity attack could persist for an extended period of time before being detected, and, following detection, it could take considerable time for us to obtain full and reliable information about the extent, amount and type of information compromised. During the course of an investigation, we may not know the full impact of the event and how to remediate it, and actions, decisions and mistakes that are taken or made may further increase the negative effects of the event on our business, results of operations and reputation. While we maintain insurance coverage that is intended to address certain aspects of cybersecurity risks, such insurance coverage may not cover all losses or all types of claims that arise. As cyber threats continue to evolve, cybersecurity and data protection laws and regulations continue to develop in the U.S. and globally, and our business continues to move towards increased online connectivity within our information systems and through more Internet-enabled products and offerings, we expect to expend additional resources to continue to build out our compliance programs, strengthen our information security, data protection and business continuity measures, and investigate and remediate vulnerabilities.

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

•We could be negatively impacted by environmental, social and governance (ESG) and sustainability matters.

Governments, shareholders, customers, employees and other stakeholders are increasingly focusing on corporate ESG practices and disclosures, and expectations in this area are rapidly evolving and growing. We have announced certain initiatives, including goals, regarding our focus areas, which include greenhouse gas emissions reductions, health and safety, diversity and inclusion, talent attraction and development, and innovation for sustainable products. The criteria by which our ESG practices are assessed may change due to the evolution of the sustainability landscape, which could result in greater expectations of us and may cause us to undertake costly initiatives to satisfy new criteria. Moreover, the increasing attention to sustainability could also result in reduced demand for certain of our products or services and/or reduced profits. If we are unable to respond effectively, investors may conclude that our policies and/or actions with respect to ESG matters are inadequate. If we fail or are perceived to have failed to achieve previously announced initiatives or goals or to accurately disclose our progress on such initiatives or goals, our reputation, business, financial condition and results of operations could be adversely impacted.

Industry Risks

•Increasing product, service and price competition by international and domestic competitors, including new entrants, and our inability to introduce new and competitive products could cause our businesses to generate lower revenue, operating profits and cash flows.

Our competitive environment is complex because of the wide diversity of the products that our businesses manufacture and the markets they serve. In general, most of our businesses compete with only a few companies. Our ability to compete effectively depends on how successfully we anticipate and respond to various competitive factors, including new products, digital solutions and support services that may be introduced by competitors, changes in customer preferences, evolving regulations, new business models and technologies and pricing pressures. If our businesses are unable to anticipate their competitors’ developments or identify customer needs and preferences on a timely basis, successfully introduce new products, digital solutions and support services in response to such competitive factors, or adopt to market changes relating to climate change related policies, they could lose customers to competitors. If our businesses do not compete effectively, we may experience lower revenue, operating profits and cash flows.

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

•We could lose customers or generate lower revenue, operating profits and cash flows if there are significant increases in the cost of our raw materials or components, if suppliers are not able to meet our quality and delivery requirements.

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

We use a wide range of raw materials and components in our manufacturing operations that come from numerous suppliers. While we believe that sources of supply for raw materials and components are generally adequate, it is difficult to predict what effects of extended lead times or shortages may have in the future. In addition, some of the raw materials and components may be available only from limited or single source suppliers. If a single source or limited source supplier were to cease or interrupt production for any reason or otherwise fail to supply those raw materials or components to us on favorable purchase terms, including at favorable prices, in sufficient quantities and with adequate lead times needed for efficient manufacturing, our ability to meet customer commitments, and satisfy market demands for affected products could be negatively affected. The disruption of our global supply chain for any reason, including for issues such as COVID-19 or other health epidemics or pandemics, labor disputes, loss of single source or limited source supplier, inability to procure sufficient raw materials, quality control issues, ethical sourcing issues, a supplier's financial distress, natural disasters, looting, vandalism or acts of war or terrorism, trade sanctions or other external factors over which we have no control, could interrupt product supply and, if not effectively managed and remedied, have a material adverse impact on our business operations, financial condition and results of operations.

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

Our effective tax rate is impacted by the mix of earnings among countries with differing statutory tax rates, changes in the valuation allowance of deferred tax assets and changes in income tax laws. The amount of income taxes and other taxes paid can be adversely impacted by changes in statutory tax rates and laws and are subject to ongoing audits by governmental authorities. If these audits result in assessments different from amounts estimated, then our consolidated results of operations, financial position and cash flows may be adversely affected by unfavorable tax adjustments.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The number, type, location and size of the properties used by our operations as of December 31, 2021 are shown in the following charts, by segment:

	Number and nature of facilities				Square footage (in 000s)
	Manufacturing	Warehouse	Sales / Service	Total	Owned	Leased
Engineered Products	26	19	10	55	2,908	1,175
Clean Energy & Fueling	29	8	29	66	1,458	1,889
Imaging & Identification	13	15	58	86	689	1,068
Pumps & Process Solutions	39	6	20	65	3,044	924
Climate & Sustainability Technologies	20	15	13	48	965	2,184

	Locations					Expiration dates of leased facilities (in years)
	North America	Europe	Asia	Other	Total	Minimum	Maximum
Engineered Products	33	14	7	1	55	1	7
Clean Energy & Fueling	25	16	10	2	53	1	11
Imaging & Identification	10	33	23	1	67	1	11
Pumps & Process Solutions	29	18	8	3	58	1	11
Climate & Sustainability Technologies	23	11	8	4	46	1	9

Our owned and leased facilities are well-maintained and suitable for our operations.

ITEM 3. LEGAL PROCEEDINGS

See Note 16 — Commitments and Contingent Liabilities in the Consolidated Financial Statements in Item 8 of this Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

All of our officers are elected annually at the first meeting of the Board of Directors following our annual meeting of shareholders, and are subject to removal at any time by the Board of Directors. Our executive officers as of February 11, 2022, and their positions with Dover (and, where relevant, prior business experience) for the past five years, are as follows:

Name	Age	Positions Held and Prior Business Experience
Richard J. Tobin	58	President and Chief Executive Officer (since May 2018) and Director (since August 2016); prior thereto Chief Executive Officer (from 2013 to 2018) of CNH Industrial NV.
Kimberly K. Bors	61	Senior Vice President, Human Resources (since January 2020) of Dover; prior thereto Senior Vice President and Chief Human Resources Officer of The Mosaic Company (from July 2017 to December 2018); prior thereto Senior Vice President, Human Resources & Administration for Schneider, North America at Schneider Electric (September 2014 to June 2017).
Ivonne M. Cabrera	55	Senior Vice President, General Counsel and Secretary (since January 2013) of Dover.
Brad M. Cerepak	62	Senior Vice President and Chief Financial Officer (since May 2011) of Dover.
Girish Juneja	52	Senior Vice President and Chief Digital Officer (since May 2017) of Dover; prior thereto Senior Vice President/Chief Technology Officer and General Manager of the Marketplace Solutions Business of Altisource (from January 2014 to April 2017).
David J. Malinas	47
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

Anthony K. Kosinski	55	Vice President, Tax (since June 2016) of Dover; prior thereto Director, Domestic Tax (June 2003 to June 2016) of Dover.
James M. Moran	56	Vice President, Treasurer (since November 2015) of Dover; prior thereto Senior Vice President and Treasurer (from June 2013 to August 2015) of Navistar International Corporation (“NIC”); prior thereto Vice President and Treasurer (from 2008 to June 2013) of NIC; also served as Senior Vice President and Treasurer of Navistar, Inc. (from June 2013 to August 2015).
Ryan W. Paulson	48	Vice President & Controller (from July 2019) of Dover; prior thereto Assistant Controller, Global Consolidations & Operations Accounting (from August 2017 to July 2019); prior thereto partner at PricewaterhouseCoopers LLP (from July 2012 to June 2017).

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Dividends

The principal market in which Dover common stock is traded is the New York Stock Exchange.

Holders

As of February 1, 2022, there were 1,264 holders of record of Dover common stock.

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

During the year ended December 31, 2021, under our November 2020 standing share repurchase authorization, which began on January 1, 2021, we purchased 182,951 shares of common stock at a total cost of $21,637 or $118.27 per share. No share repurchases were made under the November 2020 authorization during the three months ended December 31, 2021. As of December 31, 2021, 19,817,049 shares remain authorized for repurchase under the November 2020 share repurchase authorization.

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

Comparison of Five-Year Cumulative Total Return +
Dover Corporation, S&P 500 Index, S&P 500 Industrials Index, Old Peer Group Index

Total Shareholder Returns

$350
$300
$250
$200
$150
$100
$50
$0
12/16
12/17
12/18
12/19
12/20
12/21
Dover Corporation
S&P 500
S&P Industrials
Old Peer Group

Data Source: Research Data Group, Inc
_______________________
+Total return assumes reinvestment of dividends.
This graph assumes $100 invested on December 31, 2016 in Dover common stock, the S&P 500 Index, the S&P 500 Industrials Index, and an Old Peer Group Index.

The 2021 new peer index group consists of the S&P 500 Industrials Index. The Old Peer Group index consists of the following 29 public companies selected by Dover.

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

We re-examined our Old Peer Group and concluded that our diversified portfolio of businesses, which evolves in accordance with our acquisition and disposition initiatives, is better benchmarked against a broad set of industrial manufacturing peers represented by the S&P 500 Industrials Index rather than a constant group of peers, each with limited overlap with our portfolio. Moreover, the companies within the Old Peer Group have undertaken and may continue to undertake mergers, spin-offs, split-offs, or other strategic transactions that could potentially cause those companies to no longer be considered peers.

ITEM 6. [RESERVED]

Not required.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help the reader understand our results of operations and financial condition for the years ended December 31, 2021, 2020 and 2019. The MD&A should be read in conjunction with our Consolidated Financial Statements and Notes included in Item 8 of this Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed elsewhere in this Form 10-K, particularly in Item 1A. "Risk Factors" and in the "Special Note Regarding Forward-Looking Statements" preceding Part I of this Form 10-K.

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

For the year ended December 31, 2021, consolidated revenue was $7.9 billion, an increase of $1.2 billion or 18.3%, as compared to the prior year. This growth included organic revenue growth of 15.3% driven by strong demand across all our segments reflecting robust macroeconomic trends, a favorable impact from foreign currency translation of 1.9% and 1.3% acquisition-related growth, partially offset by 0.2% impact from dispositions. Overall, customer pricing favorably impacted revenue by approximately 2.8% for the year.

Within our Engineered Products segment, revenue increased $249.6 million, or 16.3%, from the prior year, reflecting a broad-based organic revenue growth of 14.1%, a favorable foreign currency translation of 1.6% and acquisition-related growth of 0.6%. The organic revenue growth was primarily driven by robust demand in our key end-markets most notably in our vehicle service and industrial automation businesses, and strategic pricing initiatives which partially offset significant inflationary headwinds in this segment.

Our Clean Energy & Fueling segment revenue increased $171.9 million, or 11.6%, from prior year, reflecting organic growth of 5.8%, acquisition-related growth of 3.6% and a favorable impact from foreign currency translation of 2.2%. The organic revenue growth was driven by solid demand in our North America and Europe, the Middle East, and Africa ("EMEA") retail fueling and vehicle wash businesses, along with pricing actions aimed at mitigating material, logistics and labor cost inflation.

Our Imaging & Identification segment revenue increased $125.2 million, or 12.1%, from the prior year, comprised of organic growth of 8.0%, a favorable impact from foreign currency translation of 2.8%, and acquisition-related growth of 1.3%. The organic revenue growth was primarily driven by solid growth in new equipment and associated services and consumables, as well as serialization software sales in our marking and coding business and ongoing demand recovery in our digital textile printing business.

Our Pumps & Process Solutions segment revenue increased $384.6 million, or 29.1%, from the prior year, attributable to an organic growth of 26.6%, a favorable impact from foreign currency translation of 1.9% and acquisition-related growth of 0.6%. The organic revenue growth was principally driven by strong demand in the biopharma and hygienic markets especially for single use pumps and connectors used in biopharmaceutical production processes. Our industrial pumps plastics and polymer processing solutions and bearings and compression components businesses also contributed to top-line growth on strong end market demand.
Our Climate & Sustainability Technologies segment revenue increased $292.1 million, or 22.2%, from the prior year, reflecting an organic revenue growth of 22.0% and a favorable impact from foreign currency translation of 1.3%, partially offset by a disposition related decline of 1.1%. The organic growth was driven by robust demand in all of our key end-

markets. Beverage packaging production equipment revenues increased substantially from prior year, driven by continued favorable macro trends in the global beverage industry and shift to more recyclable packaging materials. Our heat exchanger business experienced strong growth in Asia, regulation driven demand for energy-efficient heat pumps in Europe and strengthening commercial HVAC and industrial markets globally. Retail refrigeration experienced broad-based growth, driven by increased remodel activity with key supermarket customers and growing demand for our environmentally friendly natural CO2 refrigerant systems in both Europe and the U.S.

Revenue for the U.S. grew 17.1%, while revenue in Europe and Asia grew 21.1% and all other geographic markets grew 15.9% year over year. This growth was broad-based, with all our segments posting increased sales in North America, Europe, Asia and Latin America as global demand continued to improve after the impact of operational and demand headwinds from the COVID-19 experienced in the prior year.

Gross profit was $3.0 billion for the year ended December 31, 2021, a increase of $495.8 million, or 20.0%, as compared to the prior year. The increase was primarily due to growth in sales volume across all our segments benefited by pricing and favorable product mix partially offset by higher material, labor and logistics costs as well as production inefficiencies caused by intermittent constraints in production inputs and labor availability. Gross profit margin expanded to 37.6% for the year ended December 31, 2021 compared to 37.0% for the prior year. For further discussion related to our consolidated and segment results, see "Consolidated Results of Operations" and "Segment Results of Operations," respectively, within MD&A.

Bookings increased 35.3% over the prior year to $9.4 billion for the year ended December 31, 2021. This included an organic bookings growth of 31.9%, a favorable impact due to foreign exchange rate of 2.1% and a 1.5% increase in acquisition-related bookings, partially offset by a 0.2% decline due to dispositions. Bookings increased organically across all our segments primarily as a result of strong recovery from the global impact on customer demand from the COVID-19 pandemic. Overall, our book-to-bill increased from the prior year to 1.19. Backlog as of December 31, 2021 was $3.2 billion, up from $1.8 billion from the prior year. The increase in backlog is primarily driven by higher order rates across all our segments. Backlog as of December 31, 2021 included $0.8 billion, $0.4 billion, $0.2 billion, $0.7 billion and $1.2 billion in the Engineered Products, Clean Energy & Fueling, Imaging & Identification, Pumps & Process Solutions and Climate & Sustainability Technologies segments, respectively. See definition of bookings, organic bookings, book-to-bill and backlog within "Segment Results of Operations".

During the year ended December 31, 2021, we executed rightsizing programs to further optimize operations. Rightsizing charges of $38.4 million included restructuring charges of $26.7 million and other costs of $11.7 million. The expenses were primarily a result of restructuring programs initiated in 2020 and 2021.

During the year ended December 31, 2021, we made a total of nine acquisitions totaling $1,125.1 million, net of cash acquired and including contingent consideration. See Note 3 — Acquisitions in the Consolidated Financial Statements in Item 8 of this Form 10-K for further details regarding the businesses acquired during the year.

During the year ended December 31, 2021, we completed the sale of the Unified Brands ("UB"), a wholly owned subsidiary of the Company and we disposed of our equity method investment in Race Winning Brands ("RWB"). See Note 4 — Dispositions in the Consolidated Financial Statements in Item 8 of this Form 10-K for further details regarding the businesses disposed of during the year.

During the year ended December 31, 2021, we purchased approximately 0.2 million shares of our common stock for a total cost of $21.6 million, or $118.27 per share. In November 2020, our Board of Directors approved a new standing share repurchase authorization, whereby we may repurchase up to 20 million shares beginning on January 1, 2021 through December 31, 2023. We also continued our 66 year history of increasing our annual dividend per share and paid a total of $286.9 million in dividends to our shareholders.

COVID-19

The COVID-19 outbreak and associated counter-acting measures implemented by governments and businesses around the world, as well as subsequent accelerated and robust recovery in global business activity, have increased uncertainty in the global business environment and led to supply chain disruptions and shortages in global markets for commodities, logistics and labor, as well as input cost inflation.

In response to COVID-19, we have taken and continue to take measures to protect our workforce. We have modified practices at our manufacturing locations and offices to adhere to guidance from the U.S. Centers for Disease Control and Prevention and local health and governmental authorities in our global network. We have invested at the corporate center to provide oversight, enhance coordination and ensure robust safety protocols are present across our operations. In addition, we have provided employee incentives for vaccinations and hosted vaccination clinics at a number of our facilities.

Activity in most of the end markets we serve improved throughout 2021, although demand in certain businesses such as textile printing, industrial winch and bearings and compression components is expected to take longer to recover to pre-pandemic levels with continued improvement expected in 2022. The recovery in demand has had business impacts, including increased material cost inflation (principally steel), labor availability issues and logistics costs increases. Some of our businesses have also been impacted from supplier component input availability issues. Currently our expectation is that the impact of material cost inflation, labor constraints and logistics constraints and to some extent supplier component input availability will continue into 2022.

The public health situation, continued global response measures and corresponding impacts on various markets remain fluid and uncertain and may lead to sudden changes in trajectory and outlook. We will continue to proactively respond to the situation and may take further actions that alter our business activity as may be required by governmental authorities, or that we determine are in the best interests of our employees and operations.

CONSOLIDATED RESULTS OF OPERATIONS

	Years Ended December 31,			% / Point Change
(dollars in thousands, except per share figures)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Revenue	$7,907,081	$6,683,760	$7,136,397	18.3%	(6.3)%
Cost of goods and services	4,937,295	4,209,741	4,515,459	17.3%	(6.8)%
Gross profit	2,969,786	2,474,019	2,620,938	20.0%	(5.6)%
Gross profit margin	37.6%	37.0%	36.7%	0.60	0.30
Selling, general and administrative expenses	1,688,278	1,541,032	1,599,098	9.6%	(3.6)%
Selling, general and administrative expenses as a percent of revenue	21.4%	23.1%	22.4%	(1.70)	0.70
Loss on assets held for sale	—	—	46,946	nm*	nm*
Operating earnings	1,281,508	932,987	974,894	37.4%	(4.3)%
Interest expense	106,319	111,937	125,818	(5.0)%	(11.0)%
Interest income	(4,441)	(3,571)	(4,526)	24.4%	(21.1)%
Loss on extinguishment of debt	—	—	23,543	nm*	nm*
Gain on dispositions	(206,338)	(5,213)	—	nm*	nm*
Other income, net	(14,858)	(11,900)	(12,950)	24.9%	(8.1)%
Earnings before provision for income taxes	1,400,826	841,734	843,009	66.4%	(0.2)%
Provision for income taxes	277,008	158,283	165,091	75.0%	(4.1)%
Effective tax rate	19.8%	18.8%	19.6%	1.0	(0.8)
Net earnings	$1,123,818	$683,451	$677,918	64.4%	0.8%
Net earnings per common share - diluted	$7.74	$4.70	$4.61	64.7%	2.0%
 * nm: not meaningful

Revenue

For the year ended December 31, 2021, revenue increased $1.2 billion, or 18.3% to $7.9 billion compared with 2020, reflecting an organic growth of 15.3% driven by strong demand across all our segments reflecting robust macro-trends. Acquisition-related growth increased by 1.3% led by our Clean Energy & Fueling and Imaging & Identification segments, partially offset by a 0.2% decrease from dispositions mainly due to the sale of our UB business within Climate & Sustainability Technologies segment. Revenue also increased due to favorable foreign currency translation impact of 1.9%. Overall, customer pricing favorably impacted revenue by 2.8% for the year ended December 31, 2021.

For the year ended December 31, 2020, revenue decreased $452.6 million, or 6.3% to $6.7 billion compared with 2019, reflecting an organic decline of 6.6%, due to lower sales volumes due to pandemic-related impacts in our markets. Acquisition-related growth increased by 1.0% led by our Imaging & Identification and Pumps & Process Solutions segments, partially offset by a 0.7% decrease from dispositions within our Pumps & Process Solutions and Climate & Sustainability Technologies segments. Foreign currency translation had no significant impact to revenue for the year ended December 31, 2020. Overall, customer pricing favorably impacted revenue by approximately 0.7% in 2020.

Gross Profit

For the year ended December 31, 2021, gross profit increased $495.8 million, or 20.0%, to $3.0 billion compared with 2020, primarily due to organic revenue growth, benefits from pricing and productivity initiatives and rightsizing actions partially offset by increased material, labor and logistics costs as well as production inefficiencies caused by component and labor availability constraints. Gross profit margin increased 60 basis points to 37.6% as compared to the prior year due to benefits from pricing and product mix, productivity and restructuring actions.

For the year ended December 31, 2020, gross profit decreased $146.9 million, or 5.6% to $2.5 billion compared with 2019, primarily due to lower revenue as productivity initiatives including prior rightsizing programs and cost containment actions were partially offset by increased material costs and inflation and higher restructuring costs. Gross profit margin expanded 30 basis points to 37.0% as compared to the prior year due to benefits from productivity initiatives and restructuring and cost containment actions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2021, increased $147.2 million, or 9.6% to $1.7 billion compared with 2020, due to higher labor and acquisition related costs and lower discretionary spend in the prior year partially offset by lower restructuring costs of $11.8 million. As a percentage of revenue, selling, general and administrative expenses decreased 170 basis points in 2021 to 21.4%, reflecting the increase in revenue base.

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

Research and development costs, including qualifying engineering costs, are expensed when incurred and amounted to $157.8 million, $142.1 million and $141.0 million for the years ended December 31, 2021, 2020 and 2019, respectively. The change from 2020 to 2021 reflects increased investment in hardware and software product development. These costs as a percent of revenue were 2.0%, 2.1% and 2.0% for the years December 31, 2021, 2020 and 2019, respectively.

Loss on Assets Held for Sale

On March 29, 2019, we entered into a definitive agreement to sell Finder Pompe S.r.l ("Finder") for total consideration of approximately $23.6 million net of estimated selling costs. As of March 31, 2019, Finder met the criteria to be classified as held for sale and based on the total consideration from the sale, net of selling costs, we recorded a loss on the assets held for sale of $46.9 million. The loss was comprised of an impairment on assets held for sale of $21.6 million and foreign currency translation losses reclassified from accumulated other comprehensive losses to current earnings of $25.3 million. We subsequently sold Finder on April 2, 2019, which generated total cash proceeds of $24.2 million.

Non-Operating Items

Interest Expense, net

For the year ended December 31, 2021, interest expense, net of interest income, decreased $6.5 million, or 6.0%, to $101.9 million compared with 2020 primarily due to borrowings against our unsecured revolving credit facility and commercial paper in 2020 to ensure liquidity during height of pandemic-related impacts.

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

Gain on Dispositions

On December 1, 2021, we completed the sale of UB, a wholly owned subsidiary of Dover. We recognized a total consideration of $229.0 million. This sale resulted in a pre-tax gain on disposition of $181.6 million included within the Consolidated Statements of Earnings and within the Climate & Sustainability Technologies segment for the year ended December 31, 2021. The total consideration and pre-tax gain on disposition are subject to standard working capital adjustments. The sale does not represent a strategic shift that will have a major effect on operations and financial results and, therefore, did not qualify for presentation as a discontinued operation.

Additionally, included in this line item is a $24.7 million gain related to the disposition of our equity method investment in RWB.

Refer to Note 4 — Dispositions in the Consolidated Financial Statements in Item 8 of this Form 10-K for additional information on disposed and discontinued operations.

On March 6, 2020, we sold AMS Chino within the Climate & Sustainability Technologies segment for total consideration of $15.4 million which included a working capital adjustment. A gain of $5.2 million was recognized on this sale. The disposal did not represent a strategic shift in operations and, therefore, did not qualify for presentation as discontinued operations.

There were no dispositions in the year 2019 aside from the sale of Finder as described above.

Other Income, net

For the years ended December 31, 2021, 2020 and 2019, other income, net was $14.9 million, $11.9 million and $13.0 million, respectively. For the year ended December 31, 2021, other income increased compared to 2020 primarily due to transition services in connection with our sale of UB, certain non-income tax credits, and investment income, partially offset by a $12.1 million other than temporary impairment charge related to an equity method investment in 2021. For the year ended December 31, 2020, other income decreased compared to 2019 primarily due to decreased earnings from our equity method investments and increased foreign exchange losses resulting from the re-measurement and settlement of foreign currency denominated balances.

Income Taxes

Our businesses have a global presence with 40%, 45% and 47% of our pre-tax earnings in 2021, 2020 and 2019, respectively, generated in foreign jurisdictions. 2021 includes the gains on the UB and RWB dispositions, which has the effect of lowering the contributions of pre-tax earnings of foreign jurisdictions. Foreign earnings are generally subject to local country tax rates that differ from the 21.0% U.S. statutory tax rate. Our effective foreign tax rate is typically lower than the U.S. statutory tax rate.

Our effective tax rate was 19.8% for the year ended December 31, 2021, compared to 18.8% and 19.6% for the years ended December 31, 2020 and December 31, 2019, respectively. Excluding the impact of the gains on dispositions, the 2021, 2020 and 2019 rates were impacted by $35.6 million, $22.2 million, and $26.6 million respectively, of favorable net discrete items primarily driven by favorable audit resolutions and the tax benefit of share award exercises.

See Note 14 — Income Taxes in the Consolidated Financial Statements in Item 8 of this Form 10-K for additional details.

Net Earnings

For the year ended December 31, 2021, net earnings increased $440.4 million, or 64.4%, to $1,123.8 million, or $7.74 per share, compared with net earnings of $683.5 million, or $4.70 per share, for the year ended December 31, 2020. Earnings increased due to organic volume growth, favorable pricing actions and product mix and productivity actions including benefits of rightsizing actions. Additionally, earnings were favorably impacted by the gains on disposition of UB and our equity method investment in RWB. These benefits more than offset increases in material and logistics costs, most notably steel and ocean & air freight costs, higher labor costs as well as productivity shortfalls resulting from labor constraints and supply chain disruption.

For the year ended December 31, 2020, net earnings increased $5.5 million, or 0.8%, to $683.5 million, or $4.70 per share, compared with net earnings of $677.9 million, or $4.61 per share, for the year ended December 31, 2019. Despite a revenue decline of 6.3% due to the impact of COVID-19, earnings increased due to broad-based cost containment actions, benefits from productivity and restructuring actions, a loss due to the after-tax extinguishment of debt of $18.4 million in the prior year and a loss on assets held for sale of $46.9 million in the prior year.

Rightsizing Activities, which includes Restructuring and Other Costs

We recorded the following rightsizing costs (benefits) for the year ended December 31, 2021:

	Year Ended December 31, 2021
(dollars in thousands)	Engineered Products	Clean Energy & Fueling	Imaging & Identification	Pumps & Process Solutions	Climate & Sustainability Technologies	Corporate	Total
Restructuring (GAAP)	$9,507	$3,609	$4,589	$1,911	$5,068	$2,021	$26,705
Other (benefits) costs, net	(8,702)	238	1,888	(2,347)	18,146	2,508	11,731
Rightsizing (non-GAAP)	$805	$3,847	$6,477	$(436)	$23,214	$4,529	$38,436
During the year ended December 31, 2021, rightsizing activities included restructuring charges of $26.7 million and other (benefits) costs of $11.7 million. Restructuring expense was incurred in response to demand conditions, asset charges related to a product line exit, as well as broad-based operational efficiency initiatives focusing on footprint consolidation and IT centralization. Other (benefits) costs were comprised primarily of a $12.1 million other than temporary impairment charge related to an equity method investment and a $6.1 million write-off of assets in connection with an exit from certain Latin America countries in our Climate & Sustainability Technologies segment, offset by a $9.1 million payment received for previously incurred restructuring costs related to a product line exit ($7.3 million is classified within costs of goods and services and $1.8 million within selling, general and administrative expenses) within our Engineering Products segment and $3.3 million of gains on sales of assets as a result of restructuring actions in our Pumps & Process Solutions segment. These rightsizing charges were recorded in cost of goods and services, selling, general and administrative expenses, and other income, net in the Consolidated Statement of Earnings. Additional programs, beyond the scope of the announced programs may be implemented during 2022 with related restructuring charges.
We recorded the following rightsizing costs for the year ended December 31, 2020:

	Year Ended December 31, 2020
(dollars in thousands)	Engineered Products	Clean Energy & Fueling	Imaging & Identification	Pumps & Process Solutions	Climate & Sustainability Technologies	Corporate	Total
Restructuring (GAAP)	$10,307	$6,681	$5,946	$13,374	$4,015	$4,145	$44,468
Other costs, net	1,223	22	81	62	2,460	3,156	7,004
Rightsizing (non-GAAP)	$11,530	$6,703	$6,027	$13,436	$6,475	$7,301	$51,472
During the year ended December 31, 2020, rightsizing activities included restructuring charges of $44.5 million and other costs of $7.0 million. Restructuring expense was comprised primarily of new actions executed in response to lower demand driven by COVID-19 as well as continuing broad-based selling, general and administrative expense reduction initiatives and broad-based operational efficiency initiatives focusing on footprint consolidation, and operational optimization and IT centralization. Other costs were comprised primarily of charges related to the restructuring actions and asset charges, principally due to a $3.6 million write off of assets, partially offset by a $1.7 million gain on sale of assets in our Climate & Sustainability Technologies segment. These rightsizing charges were recorded in cost of goods and services, selling, general and administrative expenses, interest expense, and other income, net in the Consolidated Statement of Earnings.

We recorded the following rightsizing costs for the year ended December 31, 2019:

	Year Ended December 31, 2019
(dollars in thousands)	Engineered Products	Clean Energy & Fueling	Imaging & Identification	Pumps & Process Solutions	Climate & Sustainability Technologies	Corporate	Total
Restructuring (GAAP)	$3,155	$4,943	$6,426	$5,666	$3,671	$2,961	$26,822
Other (benefits) costs, net	(5)	(58)	(76)	462	2,371	2,637	5,331
Rightsizing (non-GAAP)	$3,150	$4,885	$6,350	$6,128	$6,042	$5,598	$32,153

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

SEGMENT RESULTS OF OPERATIONS

The summary that follows provides a discussion of the results of operations of each of our five operating and reportable segments (Engineered Products, Clean Energy & Fueling, Imaging & Identification, Pumps & Process Solutions, and Climate & Sustainability Technologies). Each of these segments is comprised of various product and service offerings that serve multiple markets. See Note 19 — Segment Information in the Consolidated Financial Statements in Item 8 of this Form 10-K for a reconciliation of segment revenue, earnings and margin to our consolidated revenue, net earnings and margin. Segment EBITDA and segment EBITDA margin, which are presented in the segment discussion that follows, are non-GAAP measures and do not purport to be alternatives to segment earnings (EBIT) as a measure of operating performance. We believe that these non-GAAP measures are useful to investors and other users of our financial information in evaluating ongoing operating profitability as they exclude the depreciation and amortization expense related primarily to capital expenditures and acquisitions that occurred in prior years, as well as in evaluating operating performance in relation to our competitors. For further information, see "Non-GAAP Disclosures" at the end of this Item 7.

Additionally, we believe the following operational metrics are useful to investors and other users of our financial information in assessing the performance of our segments:

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

Engineered Products

Our Engineered Products segment provides a wide range of equipment, components, software, solutions and services vehicle aftermarket, waste handling, industrial automation, aerospace and defense, industrial winch and hoist, and fluid dispensing end-markets.

	Years Ended December 31,			% Change
(dollars in thousands)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Revenue	$1,780,827	$1,531,277	$1,697,557	16.3%	(9.8)%

Segment earnings (EBIT) (1)	$285,511	$238,167	$291,848	19.9%	(18.4)%
Depreciation and amortization	48,644	42,603	41,032	14.2%	3.8%
Segment EBITDA (1)	$334,155	$280,770	$332,880	19.0%	(15.7)%

Segment margin (1)	16.0%	15.6%	17.2%
Segment EBITDA margin (1)	18.8%	18.3%	19.6%

Other measures:
Bookings	$2,113,729	$1,558,486	$1,708,321	35.6%	(8.8)%
Backlog	$785,085	$463,701	$452,142	69.3%	2.6%

Components of revenue growth (decline):
Organic growth (decline)				14.1%	(10.3)%
Acquisitions				0.6%	0.3%
Foreign currency translation				1.6%	0.2%
Total revenue growth (decline)				16.3%	(9.8)%
(1) Segment earnings (EBIT) and segment EBITDA for 2021 include a $24,723 gain related to the sale of RWB equity method investment.

2021 Versus 2020

Engineered Products segment revenue for the year ended December 31, 2021 increased $249.6 million, or 16.3% compared to the prior year, comprised of a broad-based organic revenue growth of 14.1%, a favorable foreign currency translation of 1.6%, and acquisition-related growth of 0.6%. Acquisition-related growth was driven by the acquisitions of Espy, CDS Visual, and Soft-Pak. Overall, customer pricing favorably impacted revenue by approximately 4.2% in 2021.

The organic revenue growth was primarily driven by robust demand across all of our key end-markets, most notably in our vehicle service and industrial automation businesses, and strategic pricing initiatives that partially offset inflationary headwinds. Despite the strong organic growth and record high backlog levels, certain shipments in our waste handling and vehicle service groups were deferred to future quarters as a result of supply chain and labor availability constraints with the most significant impact in the fourth quarter of 2021. While we anticipate these headwinds to continue into 2022, we expect shipment volume in both businesses to improve as the year progresses.

Engineered Products segment earnings for the year ended December 31, 2021 increased $47.3 million, or 19.9%, compared to the prior year. The increase was primarily driven by conversion on increased volumes, a $24.7 million gain resulting from the sale of our minority interest in RWB, benefits from right-sizing actions, and favorable impact from foreign currency translation, partially offset by higher material and logistics costs, most notably steel and ocean & air freight costs, as well as plant productivity shortfalls resulting from supply chain disruption and higher labor costs. Segment margin increased from 15.6% to 16.0% as compared to the prior year.

Bookings for the year ended December 31, 2021 increased 35.6% compared to the prior year, comprised primarily of organic growth of 33.2%, a favorable impact from foreign currency translation of 2.0%, and acquisition-related growth of 0.4%. The organic bookings growth was broad-based, most notably in our vehicle service, waste handling, and industrial automation businesses. Segment book-to-bill was 1.19. Backlog increased 69.3% compared to the prior year.

2020 Versus 2019

Engineered Products segment revenue for the year ended December 31, 2020 decreased $166.3 million, or 9.8% compared to the prior year, comprised of a broad-based organic revenue decline of 10.3%, partially offset by acquisition-related growth of 0.3% and a favorable foreign currency translation of 0.2%. The organic revenue decline was primarily driven by the global economic downturn precipitated by the COVID-19 pandemic beginning late in the first quarter of 2020. The impact was broad-based across the segment, with the most significant impacts in the year experienced in our waste handling, industrial winch and hoist, industrial automation and fluid dispensing businesses. Acquisition-related growth was driven by the acquisition of Soft-Pak. Overall, customer pricing favorably impacted revenue by approximately 0.3% in 2020.

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

Clean Energy & Fueling

Our Clean Energy & Fueling segment provides components, equipment, and software and service solutions enabling safe transport of traditional and clean fuels and other hazardous substances along the supply chain, as well as the safe and efficient operation of convenience retail, retail fueling and vehicle wash establishments.

	Years Ended December 31,			% Change
(dollars in thousands)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Revenue	$1,648,153	$1,476,282	$1,620,177	11.6%	(8.9)%

Segment earnings (EBIT)	$271,388	$236,974	$231,873	14.5%	2.2%
Depreciation and amortization	78,010	72,803	75,045	7.2%	(3.0)%
Segment EBITDA	$349,398	$309,777	$306,918	12.8%	0.9%

Segment margin	16.5%	16.1%	14.3%
Segment EBITDA margin	21.2%	21.0%	18.9%

Other measures:
Bookings	$1,742,479	$1,471,870	$1,613,764	18.4%	(8.8)%
Backlog	$383,572	$201,521	$205,842	90.3%	(2.1)%

Components of revenue growth (decline):
Organic growth (decline)				5.8%	(8.8)%
Acquisitions				3.6%	0.2%
Foreign currency translation				2.2%	(0.3)%
Total revenue growth (decline)				11.6%	(8.9)%

2021 Versus 2020

Clean Energy & Fueling segment revenue for the year ended December 31, 2021 increased $171.9 million, or 11.6%, compared to the prior year, attributable to an organic growth of 5.8%, acquisition-related growth of 3.6%, and a favorable impact from foreign currency translation of 2.2%. Acquisition-related growth was driven by the acquisition of ICS, AvaLAN and LIQAL. The acquisitions of RegO and Acme Cryogenics late in the fourth quarter had an immaterial impact to the segment's results. Overall, customer pricing favorably impacted revenue by approximately 2.3% in 2021.

The organic revenue growth was primarily driven by solid demand in our North America and EMEA retail fueling and vehicle wash businesses, along with pricing actions aimed at mitigating material, logistics and labor cost inflation. Growth in this segment was hampered by supply chain and labor availability challenges, both within our and our customers' operations, that intensified in the second half of the year, impacting our ability to ship some customer orders.

Clean Energy & Fueling segment earnings for the year ended December 31, 2021 increased $34.4 million, or 14.5%, compared to the prior year. The increase was primarily driven by conversion on organic revenue growth, pricing initiatives, productivity actions, and a favorable impact from acquisitions, partially offset by material and labor cost inflation. Segment margin increased to 16.5% from 16.1% in the prior year.

Bookings for the year ended December 31, 2021 increased 18.4% compared to the prior year, reflecting organic growth of 11.2%, acquisition-related growth of 4.7%, and a favorable impact from foreign currency translation of 2.5%. The organic bookings growth was primarily driven by solid global demand for retail fueling equipment and order strength in vehicle wash solutions. Segment book to bill was 1.06. Backlog increased 90.3% as compared to the prior year.

2020 Versus 2019

Clean Energy & Fueling segment revenue for the year ended December 31, 2020 decreased $143.9 million, or 8.9%, compared to the prior year, attributable to organic decline of 8.8% and an unfavorable foreign currency translation of 0.3%, partially offset by acquisition-related growth of 0.2%. The organic revenue decline was principally driven by the adverse effects of COVID-19 and the measures taken to reduce its spread globally. The negative impact started during the latter part of the first quarter in 2020 with several mandated manufacturing plant shutdowns temporarily disrupting our global operations and supply chain, followed by a reduction in customer demand, particularly from vertically-integrated oil & gas companies. Overall, customer pricing favorably impacted revenue by approximately 1.0% in 2020.

Clean Energy & Fueling segment earnings for the year ended December 31, 2020 increased $5.1 million, or 2.2%, compared to the prior year. The increase was driven by favorable pricing initiatives, restructuring benefits, productivity actions, selling, general and administrative cost containment, and favorable impact from foreign currency translation. These benefits were partially offset by weakened organic volume due to COVID-19. Segment margin increased 180 basis points compared to the prior year.

Imaging & Identification

Our Imaging & Identification segment supplies precision marking and coding, product traceability and digital textile printing equipment, as well as related consumables, software and services to the global packaged and consumer goods, pharmaceutical, industrial manufacturing, fashion and apparel and other end-markets.

	Years Ended December 31,			% Change
(dollars in thousands)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Revenue	$1,163,367	$1,038,178	$1,084,471	12.1%	(4.3)%

Segment earnings (EBIT)	$237,147	$193,473	$229,484	22.6%	(15.7)%
Depreciation and amortization	38,510	38,378	30,530	0.3%	25.7%
Segment EBITDA	$275,657	$231,851	$260,014	18.9%	(10.8)%

Segment margin	20.4%	18.6%	21.2%
Segment EBITDA margin	23.7%	22.3%	24.0%

Other measures:
Bookings	$1,190,404	$1,065,098	$1,092,915	11.8%	(2.5)%
Backlog	$212,098	$192,785	$125,775	10.0%	53.3%

Components of revenue growth (decline):
Organic growth (decline)				8.0%	(7.2)%
Acquisitions				1.3%	3.9%
Foreign currency translation				2.8%	(1.0)%
Total revenue growth (decline)				12.1%	(4.3)%

2021 Versus 2020

Imaging & Identification segment revenue for the year ended December 31, 2021 increased $125.2 million, or 12.1% compared to the prior year, comprised of organic growth of 8.0%, a favorable impact from foreign currency translation of 2.8%, and acquisition-related growth of 1.3%. Acquisition-related growth was driven by the acquisitions of Solaris in the third quarter of 2020 and of Blue Bite in the second quarter of 2021. Overall, customer pricing favorably impacted revenue by approximately 0.9% in 2021.

The organic revenue growth was driven by both our marking and coding business, and our digital textile printing business. Our marking and coding business delivered solid growth in new equipment and associated services and consumables, as well as serialization software sales. Our digital textile printing business experienced demand recovery in 2021 compared to 2020 when demand for printed textiles was significantly reduced due to the impact of COVID-19 restrictions on the global apparel industry. While 2021 global apparel retail volumes improved from 2020, volumes have not yet returned to pre-pandemic levels and continue to be impacted by local business and travel restrictions, as well as work-from-home policies which resulted in reduced apparel demand. We continue to believe we remain favorably positioned to gain from a longer-term transition from analog to digital printing by our customers.

Imaging & Identification segment earnings for the year ended December 31, 2021 increased $43.7 million, or 22.6%, compared to the prior year. This increase was driven by conversion on organic revenue growth, pricing initiatives and the benefits from productivity initiatives and restructuring actions, partially offset by material and labor cost inflation. As a result, segment margin increased from 18.6% to 20.4% as compared to the prior year.

Segment bookings for the year ended December 31, 2021 increased 11.8% compared to the prior year, reflecting organic growth of 7.7%, a favorable impact from foreign currency translation of 2.5%, and acquisition-related growth of 1.6%. The organic increase was primarily the result of strong order intake for marking and coding equipment, services and consumables, along with increased serialization software orders, as well as a recovery in demand for equipment and solutions in our digital textile printing business. Segment book-to-bill was 1.02. Backlog increased 10.0% compared to the prior year.

2020 Versus 2019

Imaging & Identification segment revenue for the year ended December 31, 2020 decreased $46.3 million, or 4.3%, compared to the prior year, comprised of organic decline of 7.2% and an unfavorable impact from foreign currency translation of 1.0%, partially offset by acquisition-related growth of 3.9%. The organic revenue decline was primarily driven by the global economic downturn precipitated by the COVID-19 pandemic beginning late in the first quarter, which materially impacted our digital textile printing business, as government-mandated mobility restrictions forced clothing and apparel retailers to close locations, and resulted in the decline of overall demand for clothing and apparel, as fewer consumers went to schools, offices, restaurants and other gatherings. Acquisition-related growth was driven by the acquisition of Systech in the first quarter of 2020 and Solaris, which closed in the third quarter of 2020. Overall, customer pricing favorably impacted revenue by approximately 0.7% in 2020.

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

Pumps & Process Solutions

Our Pumps & Process Solutions segment manufactures specialty pumps and flow meters, fluid connecting solutions, plastics and polymer processing equipment, and highly engineered precision components for rotating and reciprocating machines serving single-use biopharmaceutical production, diversified industrial manufacturing, polymer processing, midstream and downstream oil and gas and other end-markets.

	Years Ended December 31,			% Change
(dollars in thousands)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Revenue	$1,708,634	$1,324,003	$1,338,528	29.1%	(1.1)%

Segment earnings (EBIT) (1)	$546,863	$305,276	$240,081	79.1%	27.2%
Depreciation and amortization	69,075	72,191	67,584	(4.3)%	6.8%
Segment EBITDA (1)	$615,938	$377,467	$307,665	63.2%	22.7%

Segment margin (1)	32.0%	23.1%	17.9%
Segment EBITDA margin (1)	36.0%	28.5%	23.0%

Other measures:
Bookings	$2,023,061	$1,334,338	$1,393,830	51.6%	(4.3)%
Backlog	$688,931	$390,238	$353,073	76.5%	10.5%

Components of revenue growth (decline):
Organic growth (decline)				26.6%	(2.3)%
Acquisitions				0.6%	1.1%
Dispositions				—%	(0.5)%
Foreign currency translation				1.9%	0.6%
Total revenue growth (decline)				29.1%	(1.1)%
(1) Segment earnings (EBIT) and segment EBITDA for 2019 include a $46,946 loss on assets held for sale for Finder.

2021 Versus 2020

Pumps & Process Solutions segment revenue for the year ended December 31, 2021 increased $384.6 million, or 29.1%, compared to the prior year, attributable to organic growth of 26.6%, a favorable impact from foreign currency translation of 1.9%, and acquisition-related growth of 0.6%. Acquisition related growth was primarily driven by the acquisition of Quantex and one other immaterial acquisition. Overall, customer pricing favorably impacted revenue by approximately 1.8% in 2021.
The organic revenue growth was primarily driven by robust demand in the biopharma and hygienic markets, where we saw strong demand for single use pumps and connectors used in biopharmaceutical production processes. Our industrial pumps and our plastics and polymer processing solutions businesses also contributed to top-line growth responding to strong end market demand, despite experiencing supply chain constraints and customer delivery challenges that accelerated in the second half of the year. Revenue in bearings and compression components saw solid growth amidst an ongoing recovery in their end market demand.

Pumps & Process Solutions segment earnings for the year ended December 31, 2021 increased $241.6 million, or 79.1%, compared to the prior year. This increase was predominantly the result of strong conversion on revenue growth, favorable product mix, pricing initiatives, and productivity actions, partially offset by material and labor cost inflation, and investments in growth. Segment margin increased to 32.0% from 23.1% in the prior year, an increase of 890 basis points.

Bookings for the year ended December 31, 2021 increased 51.6% compared to the prior year, reflecting an organic growth of 48.2%, a favorable impact from foreign currency translation of 2.3%, and acquisition-related growth of 1.1%. The organic bookings growth was driven by significant growth in the biopharma and hygienic pumps and connectors markets, as well as strong order intake in industrial pumps and plastics and polymer processing solutions, and demand recovery in bearings and compression components. Segment book to bill was 1.18. Backlog increased 76.5% compared to the prior year primarily driven by our biopharma and hygienic markets, along with strength from our plastics and polymer processing solutions and industrial pumps businesses.

2020 Versus 2019
Pumps & Process Solutions segment revenue for the year ended December 31, 2020 decreased $14.5 million, or 1.1%, compared to the prior year, attributable to organic decline of 2.3% and a 0.5% decrease from a disposition, partially offset by acquisition-related growth of 1.1% and a favorable impact from foreign currency translation of 0.6%. The organic revenue decline was principally driven by continued comparable weakness in demand for compression components and aftermarket services due to lower activity in the North America upstream, midstream and downstream energy sector, as well as continued slower demand for industrial pumps due to pandemic-related disruptions. Overall, customer pricing favorably impacted revenue by approximately 1.0% in 2020.

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

Climate & Sustainability Technologies

Our Climate & Sustainability Technologies segment is a provider of innovative and energy-efficient equipment and systems that serve the commercial refrigeration, heating and cooling and beverage container-making equipment markets.

	Years Ended December 31,			% Change
(dollars in thousands)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Revenue	$1,608,175	$1,316,090	$1,396,617	22.2%	(5.8)%

Segment earnings (EBIT) (1)	$322,622	$102,872	$118,832	213.6%	(13.4)%
Depreciation and amortization	48,634	46,541	51,360	4.5%	(9.4)%
Segment EBITDA (1)	$371,256	$149,413	$170,192	148.5%	(12.2)%

Segment margin (1)	20.1%	7.8%	8.5%
Segment EBITDA margin (1)	23.1%	11.4%	12.2%

Other measures:
Bookings	$2,317,000	$1,510,499	$1,446,755	53.4%	4.4%
Backlog	$1,174,479	$510,498	$320,577	130.1%	59.2%

Components of revenue growth (decline):
Organic growth (decline)				22.0%	(3.0)%
Dispositions				(1.1)%	(2.9)%
Foreign currency translation				1.3%	0.1%
Total revenue growth (decline)				22.2%	(5.8)%
(1) Segment earnings (EBIT) and segment EBITDA for 2021 include a $181,615 gain on the disposition of UB, a $12,073 other than temporary impairment charge related to an equity method investment, and a $6,072 write-off of assets incurred in connection with an exit from certain Latin America countries. 2020 includes a $5,213 gain on the sale of the AMS Chino and a $3,640 write-off of assets.

2021 Versus 2020

Climate & Sustainability Technologies segment revenue for the year ended December 31, 2021 increased $292.1 million, or 22.2%, compared to the prior year, reflecting an organic revenue growth of 22.0% and a favorable impact from foreign currency translation of 1.3%, partially offset by a disposition related decline of 1.1%. Overall, customer pricing favorably impacted revenue by approximately 4.1% in 2021.

The organic revenue growth was principally driven by robust demand across all of our end-markets. Beverage packaging equipment revenues increased substantially from prior year, driven by continued favorable macro trends in the global beverage industry, which include beverage innovations and producers increasingly shifting to highly recyclable aluminum containers for environmental sustainability and merchandising benefits offered by modern aluminum containers. Our heat exchanger business experienced strong growth across all regions, fueled by regulation-driven heat pump demand in Europe, robust demand in Asia, and strengthening commercial HVAC and industrial markets globally. Retail refrigeration experienced broad-based growth, driven by increased remodel activity with key supermarket customers and growing demand for our environmentally friendly natural refrigerant systems in both Europe and the U.S. Prior to the sale of UB in the fourth quarter of 2021, commercial foodservice equipment revenues improved over the prior year, as many key restaurant chain customers resumed store investment programs once government mandated COVID-19 restrictions eased in 2021.

Climate & Sustainability Technologies segment earnings for the year ended December 31, 2021 increased $219.8 million, or 213.6%, compared to the prior year. Segment margin increased to 20.1% from 7.8% in the prior year due to a $181.6 million gain on disposition of UB that occurred in the fourth quarter, increased volumes, favorable mix, improved operational efficiencies and benefits from prior restructuring programs; partially offset by a $12.1 million other than temporary impairment charge related to an equity method investment, a $6.1 million write-off of assets incurred in connection with an exit from certain Latin America countries, increased material and logistics costs, most notably metals, and plant productivity shortfalls resulting from supply chain disruption, most notably from intermittent shortages of insulation foam materials throughout the year, and labor availability constraints, most significantly in our retail refrigeration business.
Bookings for the year ended December 31, 2021 increased 53.4% compared to the prior year, reflecting organic growth of 53.3% and a favorable impact from foreign currency translation of 1.2%, partially offset by a 1.1% impact from the sale of UB. The organic bookings growth was primarily driven by continued supermarket remodel programs in retail refrigeration, strong demand for brazed heat exchangers and increased project activity for beverage packaging equipment. Segment book to bill for the full year was 1.44. Backlog increased 130.1% over the prior year, principally driven by our aluminum can-shaping equipment business as well as an increase in our retail refrigeration and heat exchanger businesses.

2020 Versus 2019

Climate & Sustainability Technologies segment revenue for the year ended December 31, 2020 decreased $80.5 million, or 5.8%, compared to the prior year, reflecting an organic revenue decline of 3.0%, a disposition related decline of 2.9%, partially offset by a favorable impact from foreign currency translation of 0.1%. The organic revenue decline was principally driven by the impact of COVID-19 on a global basis as government actions to contain the spread of the virus, such as mandated plant shutdowns and restaurant curtailments, resulted in deferred customer orders and operational inefficiencies across the segment. Overall, customer pricing favorably impacted revenue by approximately 0.3% in 2020.

Climate & Sustainability Technologies segment earnings for the year ended December 31, 2020 decreased $16.0 million, or 13.4%, compared to the prior year. Segment margin decreased to 7.8% from 8.5% in the prior year due to substantially reduced revenues and operational inefficiencies associated with COVID-19, increased restructuring expenses and a $3.6 million write-off of assets. This was partially offset by the $5.2 million gain on sale from the disposition of AMS Chino, a $1.7 million gain on sale of assets, and other broad-based cost reduction activities.

FINANCIAL CONDITION

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Significant factors affecting liquidity are cash flows generated from operating activities, capital expenditures, acquisitions, dispositions, dividends, repurchase of outstanding shares, adequacy of available commercial paper and bank lines of credit and the ability to attract long-term capital with satisfactory terms. We generate substantial cash from the operations of our businesses and remain in a strong financial position, with sufficient liquidity available for reinvestment in existing businesses and strategic acquisitions.

Cash Flow Summary

The following table is derived from our Consolidated Statements of Cash Flows:

	Years Ended December 31,
Cash Flows from Operations (in thousands)	2021	2020	2019
Net cash flows provided by (used in):
Operating activities	$1,115,865	$1,104,810	$945,306
Investing activities	(992,753)	(481,379)	(384,255)
Financing activities	(249,880)	(506,290)	(558,042)

Operating Activities

Cash provided by operating activities for the year ended December 31, 2021 increased compared to 2020. This increase was primarily driven by higher earnings net of non-cash adjustments and increases to accrued expenses, partially offset by our investment in working capital of $307.1 million.

Cash provided by operating activities for the year ended December 31, 2020 increased $159.5 million compared to 2019. This increase was driven primarily by improvements in working capital of $89.4 million, payroll tax deferrals under the U.S. CARES Act of $31.6 million and advanced payments received on contracts, partially offset by lower net earnings, excluding the impact of depreciation, amortization, loss on assets held for sale and gain on a disposition.

Pension and Other Post-Retirement Activity: Total cash used in conjunction with pension plans during 2021 was $14.4 million, including contributions to our international pension plans and payments of benefits under our non-qualified supplemental pension plans.

The funded status of our U.S. qualified defined benefit pension plan is dependent upon many factors, including returns on invested assets, the level of market interest rates and the level of funding. We contribute cash to our plans at our discretion, subject to applicable regulations and minimum contribution requirements. Due to the overfunded status of this plan, the Company did not make contributions in 2021, 2020 or 2019 and does not expect to make contributions in the near term.

Our international pension plans are located in regions where often it is not economically advantageous to pre-fund the plans due to local regulations. Total cash payments, which include contributions and direct benefit payments to nonfunded plans, to ongoing international defined benefit pension plans in 2021, 2020 and 2019 totaled $8.1 million, $7.3 million and $7.2 million, respectively. In 2022, we expect to make cash payments of approximately $7.7 million related to our non-U.S. plans.

Our non-qualified supplemental pension plans are funded through Company assets as benefits are paid. In 2021, 2020 and 2019 a total of $6.3 million, $12.3 million, and $13.6 million in benefits were paid under these plans, respectively. See Note 17 — Employee Benefit Plans in the Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion regarding our post-retirement plans. In 2022, we expect to make cash payments of approximately $4.8 million to our non-qualified U.S. plans.

Adjusted Working Capital: We believe adjusted working capital (a non-GAAP measure calculated as accounts receivable, plus inventory, less accounts payable) provides a meaningful measure of our operational results by showing changes caused solely by revenue.

Adjusted Working Capital (dollars in thousands)	December 31, 2021	December 31, 2020
Accounts receivable	$1,347,514	$1,137,223
Inventories	1,191,095	835,804
Less: Accounts payable	1,073,568	853,942
Adjusted working capital	$1,465,041	$1,119,085

Adjusted working capital increased from December 31, 2020 by $346.0 million, or 30.9%, to $1.5 billion at December 31, 2021, which reflected an increase in accounts receivable of $210.3 million, an increase in inventory of $355.3 million and an increase in accounts payable of $219.6 million. These amounts include the effects of acquisitions, dispositions and foreign currency translation. We continue to focus on improving working capital management. Accounts receivable increased compared to the prior year as a result of higher revenue. We increased inventory balances throughout the year to support growing sales and backlog, and also to mitigate potential inventory constraints given the continuing disrupted and constrained supply chain. These factors also led to an increase in accounts payable.

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

Outstanding payments related to SCF programs are recorded within accounts payable in our consolidated balance sheets. As of December 31, 2021 and 2020, amounts due to financial institutions for suppliers using SCF were approximately $211 million and $139 million, respectively. SCF related payments are classified as a reduction to cash flows from operations. Amounts paid to SCF financial institutions were  approximately $825 million during the year ended December 31, 2021 and $605 million during the years ended December 31, 2020 and 2019.

Investing Activities

Cash flow from investing activities is derived from cash outflows for capital expenditures and acquisitions, partially offset by cash inflows from proceeds from the sale of businesses, and property, plant and equipment. The majority of the activity in investing activities was comprised of the following:

•Acquisitions: In 2021, we deployed $1,112.1 million, excluding contingent consideration of $13.0 million, to acquire nine businesses. In comparison, we acquired six businesses in 2020 for an aggregate purchase price of approximately $335.8 million. Total acquisition spend in 2019 was $215.7 million and was comprised of three businesses. See Note 3 — Acquisitions in the Consolidated Financial Statements in Item 8 of this Form 10-K for additional information with respect to recent acquisitions.

•Proceeds from sale of businesses: In 2021, we generated cash proceeds of $275.0 million, due to the sale of UB within the Climate & Sustainability Technologies segment and the sale of our RWB equity method investment within the Engineered Products segment. Cash proceeds of $15.4 million in 2020 was due to the sale of AMS Chino within the Climate & Sustainability Technologies segment. In 2019, we generated cash proceeds of $24.2 million due to the sale of Finder.

•Capital spending: Capital expenditures, primarily to support growth initiatives, productivity and new product launches, were $171.5 million in 2021, $165.7 million in 2020 and $186.8 million in 2019. Our capital expenditures increased $5.8 million in 2021 compared to 2020 in line with our plan to support growth capacity, digitization, innovation, and productivity. Our capital expenditures decreased $21.1 million in 2020 compared to 2019 as we temporarily reduced our capital spending plan as a result of COVID-19, without deferring strategic priorities.

We anticipate that capital expenditures and any additional acquisitions we make in 2022 will be funded from available cash and internally generated funds and, if necessary, through the issuance of commercial paper, or by accessing the public debt or equity markets. We estimate capital expenditures in 2022 to range from $200 million to $220 million.

Financing Activities

Our cash flow from financing activities generally relates to the use of cash for purchases of our common stock and payment of dividends, offset by net borrowing activity. The majority of financing activity was attributed to the following:

•Long-term debt, commercial paper and notes payable, net: During 2021, we received proceeds of $105.0 million from commercial paper borrowings to fund a portion of our acquisitions. During 2020, we used $84.7 million to pay off commercial paper borrowings. During 2019, we issued €500 million of 0.750% euro-denominated notes due 2027 and $300 million of 2.950% notes due 2029. The proceeds from the sale of euro-denominated notes of €494.7 million, net of discounts and issuance costs, were used in part to redeem the €300 million 2.125% notes due 2020. The proceeds from the sale of notes of $296.9 million, net of discounts and issuance costs, and the remaining funds from the sale of the euro-denominated notes, were used to fund the redemption of the $450 million 4.30% notes due 2021. The early extinguishment of debt resulted in a pre-tax loss of $23.5 million. Net borrowings decreased by $93.3 million in 2019 due to the issuance of debt, early extinguishment of debt, and decrease in borrowings from commercial paper.

•Repurchase of common stock: During the year ended December 31, 2021, we repurchased 182,951 shares of common stock at a total cost of $21.6 million. During the year ended December 31, 2020, we repurchased 979,165 shares of common stock at a total cost of $106.3 million. During the year ended December 31, 2019, we repurchased 1,343,622 shares of common stock at a total cost of $143.3 million.

•Dividend payments: Total dividend payments to common shareholders were $286.9 million in 2021, $284.3 million in 2020 and $282.2 million in 2019. Our dividends paid per common share increased 1% to $1.99 per share in 2021 compared to $1.97 per share in 2020, which represents the 66th consecutive year that our dividend per share has increased. The number of common shares outstanding increased from 2020 to 2021 as share issuances slightly exceeded share repurchases.

•Net Proceeds from the exercise of share-based awards: Payments to settle tax obligations on share exercises were $41.9 million, $28.5 million and $37.4 million in 2021, 2020 and 2019, respectively. The increase from 2020 to 2021 is primarily due to the increase in the number of shares exercised and an increase in the average stock price compared to the prior year period.

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

The following table reconciles our free cash flow to cash flow provided by operating activities:

	Years Ended December 31,
Free Cash Flow (dollars in thousands)	2021	2020	2019
Cash flow provided by operating activities	$1,115,865	$1,104,810	$945,306
Less: Capital expenditures	(171,465)	(165,692)	(186,804)
Free cash flow	$944,400	$939,118	$758,502
Free cash flow as a percentage of revenue	11.9%	14.1%	10.6%
Free cash flow as a percentage of earnings	84.0%	137.4%	111.9%

For 2021, we generated free cash flow of $944.4 million, representing 11.9% of revenue and 84.0% of earnings. Free cash flow in 2020 was $939.1 million or 14.1% of revenue and 137.4% of earnings. Free cash flow in 2019 was $758.5 million, or 10.6% of revenue and 111.9% of earnings. The full year increase in 2021 free cash flow reflects higher cash flow provided by operations, as previously noted, partially offset by higher investments in capital expenditures compared to the prior year. The decrease in free cash flow as a percentage of earnings from 2020 to 2021 was primarily due to higher net earnings, including the impact of non-cash gains on dispositions. The 2020 increase in free cash flow compared to 2019 reflects higher cash flow provided by operations primarily due to improvements in working capital, permitted deferrals of tax payments and advanced payments received on contracts.

Capitalization

We use commercial paper borrowings for general corporate purposes, including the funding of acquisitions and the repurchase of our common stock. As of December 31, 2021, we maintained a $1 billion five-year unsecured revolving credit facility (the “Credit Agreement”) with a syndicate of banks, which will expire on October 4, 2024. This facility is used primarily as liquidity back-up for our commercial paper program and for general corporate purposes.

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

The Company may elect to have loans under the Credit Agreement which bear interest at a base rate plus a specified applicable margin. Under this facility, we are required to pay a facility fee and to maintain an interest coverage ratio of consolidated EBITDA to consolidated net interest expense of not less than 3.0 to 1. We were in compliance with this covenant and our other long-term debt covenants at December 31, 2021 and had a coverage ratio of 17.6 to 1. We are not aware of any potential impairment to our liquidity and expect to remain in compliance with all of our debt covenants. Additionally, our earliest long-term debt maturity is in 2025.

We also have a current shelf registration statement filed with the SEC that allows for the issuance of additional debt securities that may be utilized in one or more offerings on terms to be determined at the time of the offering. Net proceeds of any offering would be used for general corporate purposes, including repayment of existing indebtedness, capital expenditures and acquisitions.

At December 31, 2021, our cash and cash equivalents totaled $385.5 million, of which approximately $257.5 million was held outside the United States. At December 31, 2020, our cash and cash equivalents totaled $513.1 million, of which $345.9 million was held outside the United States. Cash and cash equivalents are held primarily in bank deposits with highly rated banks. We regularly hold cash in excess of near-term requirements in bank deposits or invest the funds in government money market instruments or short-term investments, which consist of investment grade time deposits with original maturity dates at the time of purchase of no greater than three months.

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

Net Debt to Net Capitalization Ratio (dollars in thousands)	December 31, 2021	December 31, 2020	December 31, 2019
Short-term borrowings	$702	$—	$—
Commercial paper	105,000	—	84,700
Notes payable	105,702	—	84,700
Long-term debt	3,018,714	3,108,829	2,985,716
Total debt	3,124,416	3,108,829	3,070,416
Less: Cash and cash equivalents	(385,504)	(513,075)	(397,253)
Net debt	2,738,912	2,595,754	2,673,163
Add: Stockholders' equity	4,189,528	3,385,773	3,032,660
Net capitalization	$6,928,440	$5,981,527	$5,705,823
Net debt to net capitalization	39.5%	43.4%	46.8%

Our net debt to net capitalization ratio decreased to 39.5% at December 31, 2021 compared to 43.4% at December 31, 2020. The decrease in this ratio was driven primarily by the increase in stockholders' equity of $803.8 million for the period as a result of increase in current earnings of $1,123.8 million, offset by $286.9 million of dividends paid and $21.6 million in share repurchases. Net debt increased $143.2 million during the period primarily due to a decrease of $127.6 million in cash and cash equivalents and an increase in total debt as a result of an increase in commercial paper.
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

Our ability to obtain debt financing at comparable risk-based interest rates is partly a function of our existing cash flow-to-debt and debt-to-capitalization levels as well as our current credit standing. Set forth below are our credit ratings, as of December 31, 2021, which were independently developed by the respective credit agencies. The Moody's rating and outlook were issued in December 2018, and the Standard & Poor's rating was issued in December 2017 and the outlook was most recently revised in May 2021.

	Short-Term Rating	Long-Term Rating	Outlook
Moody's	P-2	Baa1	Stable
Standard & Poor's	A-2	BBB+	Stable

As of December 31, 2021, we had approximately $155.9 million outstanding in letters of credit, surety bonds, and performance and other guarantees with financial institutions, which expire on various dates through 2029. These letters of credit and bonds are primarily issued as security for insurance, warranty and other performance obligations. In general, we would only be liable for the amount of these guarantees in the event of default in the performance of our obligations, the probability of which we believe is remote.

Our estimate of future interest payments on long-term debt is $1,140.5 million based on the interest rates in effect as of December 31, 2021.

Operating cash flow and access to capital markets are expected to satisfy our various cash flow requirements, including acquisitions, capital expenditures, purchase obligations, and lease obligations. See Note 7 — Leases in the Consolidated

Financial Statements in Item 8 of this Form 10-K for additional details on lease obligations. Acquisition spending and/or share repurchases could potentially increase our debt.

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

Interest Rate Exposure

As of December 31, 2021, and during the three year period then ended, we did not have any open interest rate swap contracts; however, we may in the future enter into interest rate swap agreements to manage our exposure to interest rate changes. We issue commercial paper, which exposes us to changes in variable interest rates; however, maturities are typically three months or less so a change in rates over this period would not have a material impact on our pre-tax earnings.

We consider our current risk related to market fluctuations in interest rates to be minimal since our debt is largely long-term and fixed in nature. Generally, the fair market value of fixed-interest rate debt will increase as interest rates fall and decrease as interest rates rise. A 100 basis point increase in market interest rates would decrease the 2021 year-end fair value of our long-term debt by approximately $244.1 million. However, since we have no plans to repurchase our outstanding fixed-rate instruments before their maturities, the impact of market interest rate fluctuations on our long-term debt does not affect our results of operations or financial position.

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

Additionally, we have designated the €600 million and €500 million of euro-denominated notes issued November 9, 2016 and November 4, 2019, respectively, as a hedge of our net investment in euro-denominated operations. We had also designated the €300 million notes due in 2020 as a net investment hedge prior to our redemption of the notes. Due to the high degree of effectiveness between the hedging instruments and the exposure being hedged, fluctuations in the value of the euro-denominated debt due to exchange rate changes are offset by changes in the net investment. Accordingly, changes in the value of the euro-denominated debt are recognized in the cumulative translation adjustment section of other comprehensive income to offset changes in the value of the net investment in euro-denominated operations. Due to the fluctuations of the euro relative to the U.S. dollar, the U.S. dollar equivalent of this debt increases or decreases, resulting in the recognition of a pre-tax gain (loss) of $94.0 million, $(119.3) million and $22.4 million in other comprehensive income for the years ended December 31, 2021, 2020, and 2019 respectively.

Commodity Price Exposure

Some of our businesses are exposed to volatility in the prices of certain commodities, such as aluminum, steel, copper and various precious metals, among others. Our primary exposure to commodity pricing volatility relates to the use of these materials in purchased component parts or the purchase of raw materials. Markets for multiple raw materials, most notably steel, saw significant cost increases throughout 2021, which we partially offset through price increases and other levers. When possible, we maintain long-term fixed price contracts on raw materials and component parts; however, we are prone to exposure as these contracts expire.

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

Revenue Recognition - The majority of our revenue is generated through the manufacture and sale of a broad range of specialized products and components, with revenue recognized upon transfer of title and risk of loss, which is generally upon shipment. Service revenue represents less than 5% of our total revenue and is recognized as the services are performed. In limited cases, our revenue arrangements with customers require delivery, installation, testing, certification, or other acceptance provisions to be satisfied before revenue is recognized. We include shipping costs billed to customers in revenue and the related shipping costs in cost of goods and services. See Note 2 — Revenue in the Consolidated Financial Statements in Item 8 of this Form 10-K for further details.

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

When performing an impairment test, we estimate fair value using the income-based valuation method. Under the income-based valuation method, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. We use our internal forecasts to estimate future cash flows and include an estimate of long-term future growth rate based on our most recent views of the long-term outlook for each reporting unit. Actual results may differ from these estimates. The discount rates used in these analyses vary by reporting unit and are based on a capital asset pricing model and published relevant industry rates. We use discount rates commensurate with the risks and uncertainties inherent to each reporting unit and in our internally developed forecasts. Discount rates used in our 2021 reporting unit valuations ranged from 8.0% to 9.0%.

We performed a quantitative goodwill impairment test for each of our reporting units in the fourth quarter of 2021, concluding that the fair values of each reporting unit substantially exceeded its carrying values. As such, no goodwill impairment was recognized. While we believe the assumptions used in the 2021 impairment analysis are reasonable and representative of expected results and reflective of a market participant, actual results may differ from expectations.
Employee Benefit Plans - The valuation of our pension and other post-retirement plans requires the use of assumptions and estimates that are used to develop actuarial valuations of expenses and assets/liabilities. Inherent in these valuations are key assumptions, including discount rates, investment returns, projected salary increases and benefits and mortality rates. Annually, we review the actuarial assumptions used in our pension reporting and compare them with external benchmarks to ensure that they accurately account for our future pension obligations. Changes in assumptions and future investment returns could potentially have a material impact on our pension expense and related funding requirements. Our expected long-term rate of return on plan assets is reviewed annually based on actual and forecasted returns, economic trends and portfolio allocation. Our discount rate assumption is determined by developing a yield curve based on high quality corporate bonds with maturities matching the plans’ expected benefit payment streams. The plans’ expected cash flows are then discounted by the resulting year-by-year spot rates. As disclosed in Note 17 — Employee Benefit Plans to the Consolidated Financial Statements in Item 8 of this Form 10-K, the 2021 weighted-average discount rate used to measure our qualified defined benefit obligations ranged from 1.18% to 2.95%, a general increase from the 2020 rates, which ranged from 0.79% to 2.65%. The higher 2021 discount rates in the U.S. are reflective of increased market interest rates over this period. A 25 basis point decrease in the discount rates used for these plans would have increased the post-retirement benefit obligations by approximately $30.0 million from the amount recorded in the consolidated financial statements at December 31, 2021. Our pension expense is also sensitive to changes in the expected long-term rate of return on plan assets. A decrease of 25 basis points in the expected long-term rate of return on assets would have increased our defined benefit pension expense by approximately $1.8 million.
Income Taxes - We have significant amounts of deferred tax assets that are evaluated for recoverability and valued accordingly. These assets are evaluated using estimates of future taxable income streams and the impact of tax planning strategies. Unrecognized tax benefits are also estimated, using more likely than not criteria, for federal, state and non-U.S. tax matters. We routinely monitor the potential impact of these matters and believe that the proper reserves have been established. Reserves related to unrecognized tax benefits and valuations related to deferred tax assets can be impacted by changes in tax laws, changes in statutory tax rates and future taxable income. The provision for unrecognized tax benefits provides a recognition threshold and measurement attribute for determining the financial statement tax benefits taken or expected to be taken in a tax return and disclosure requirements regarding uncertainties in income tax positions. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. We record interest and penalties related to unrecognized tax benefits as a component of our provision for income taxes.

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

Dispositions - From time to time we sell or dispose of certain operations for various reasons. Estimates are used to adjust, if necessary, the assets and liabilities of such operations to their estimated fair value. These estimates include assumptions relating to the proceeds anticipated as a result of the sale. Fair value is established using internal valuation calculations along with market analysis of similar-type entities. The adjustments to fair value of these operations provide the basis for the gain or loss when sold. Changes in business conditions or the inability to sell an operation could potentially require future adjustments to these estimates. As noted previously, in 2019, we recorded an impairment on assets held for sale due to the sale of Finder. In 2021 and 2020, no impairment charges were recorded due to disposed operations. See Note 4 — Dispositions to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Stock-Based Compensation - We are required to recognize in our Consolidated Statements of Earnings the expense associated with all share-based payment awards made to employees and directors, including stock appreciation rights ("SARs"), restricted stock units and performance share awards. We use the Black-Scholes valuation model to estimate the fair value of SARs granted to employees. The performance share awards granted in 2021 and 2020 are market condition awards and we determined the fair value using the Monte Carlo simulation model (a binomial lattice-based valuation model). For information related to the assumptions used, see Note 15 — Equity and Cash Incentive Program to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Recent Accounting Standards

See Note 1 — Description of Business and Summary of Significant Accounting Policies to the Consolidated Financial Statements in Item 8 of this Form 10-K for a discussion of recent accounting pronouncements and recently adopted accounting standards.

In November 2020, the SEC issued Final Rule Release No. 33-10890, Management’s Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information. This rule, which became effective on February 10, 2021, amended certain SEC disclosure requirements in order to modernize, simplify and enhance certain financial disclosure requirements in Regulation S-K. Specifically, the amendments eliminate the requirement for Selected Financial Data, streamline the requirement to disclose Supplementary Financial Information, and amend Management's Discussion and Analysis. The final rule is applicable for fiscal years ending on or after August 9, 2021.

Non-GAAP Disclosures

In an effort to provide investors with additional information regarding our results as determined by GAAP, we also disclose non-GAAP information which we believe provides useful information to investors. Segment EBITDA, segment EBITDA margin, free cash flow, free cash flow as a percentage of revenue, free cash flow as a percentage of net earnings, net debt, net capitalization, net debt to net capitalization ratio, adjusted working capital, organic revenue growth and rightsizing and other costs are not financial measures under GAAP and should not be considered as a substitute for earnings, cash flows from operating activities, debt or equity, working capital, revenue or restructuring costs as determined in accordance with GAAP, and they may not be comparable to similarly titled measures reported by other companies.

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

We believe the net debt to net capitalization ratio, free cash flow and free cash flow ratios are important measures of liquidity. Net debt to net capitalization ratio is helpful in evaluating our capital structure and the amount of leverage we employ. Free cash flow and free cash flow ratios provide both management and investors a measurement of cash generated from operations that is available to fund acquisitions, pay dividends, repay debt and repurchase our common stock. Free cash flow as a percentage of revenue equals free cash flow divided by revenue. Free cash flow as a percentage of net earnings equals free cash flow divided by net earnings. We believe that reporting adjusted working capital, which is calculated as accounts receivable, plus inventory, less accounts payable, provides a meaningful measure of our operational results by showing the changes caused solely by revenue. We believe that reporting organic revenue growth, which exclude the impact of foreign currency exchange rates and the impact of acquisitions and divestitures, provides a useful comparison of our revenue performance and trends between periods. We believe that reporting rightsizing and other costs, which include restructuring and other charges, is important as it enables management and investors to better understand the financial impact of our broad-based cost reduction, footprint consolidation, IT centralization and operational improvement initiatives.

Reconciliations and comparisons of GAAP to non-GAAP measures can be found above in this Item 7, MD&A.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this section is incorporated by reference to the section, "Financial Instruments and Risk Management", included within the MD&A in Item 7.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

Page
58	Management's Report on Internal Control Over Financial Reporting
59	Report of Independent Registered Public Accounting Firm (PCAOB ID 238)
61	Consolidated Statements of Earnings
62	Consolidated Statements of Comprehensive Earnings
63	Consolidated Balance Sheets
64	Consolidated Statements of Stockholders' Equity
65	Consolidated Statements of Cash Flows
66	Notes to Consolidated Financial Statements
66	Note 1 - Description of Business and Summary of Significant Accounting Policies
71	Note 2 - Revenue
73	Note 3 - Acquisitions
78	Note 4 - Dispositions
79	Note 5 - Inventories, net
79	Note 6 - Property, Plant and Equipment, net
80	Note 7 - Leases
82	Note 8 - Credit Losses
82	Note 9 - Goodwill and Other Intangible Assets
84	Note 10 - Accrued Expenses and Other Liabilities
85	Note 11 - Restructuring Activities
87	Note 12 - Borrowings
88	Note 13 - Financial Instruments
90	Note 14 - Income Taxes
93	Note 15 - Equity and Cash Incentive Program
96	Note 16 - Commitments and Contingent Liabilities
97	Note 17 - Employee Benefit Plans
103	Note 18 - Accumulated Other Comprehensive Earnings (Loss)
104	Note 19 - Segment Information
107	Note 20 - Earnings per Share
107	Note 21 - Shareholder's Equity
108	Financial Statement Schedule - Schedule II, Valuation and Qualifying Accounts for the Years Ended December 31, 2021, 2020, and 2019

 (All other schedules are not required and have been omitted)

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013).

Based on its assessment under the criteria set forth in Internal Control — Integrated Framework (2013), management concluded that, as of December 31, 2021, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Dover Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Dover Corporation and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of earnings, of comprehensive earnings, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Goodwill Impairment Test

As described in Notes 1 and 9 to the consolidated financial statements, the Company’s consolidated goodwill balance was $4.559 billion as of December 31, 2021. Management performs its goodwill impairment test annually in the fourth quarter, or more frequently if events or circumstances indicate that the carrying value of goodwill may be impaired, when some portion but not all of a reporting unit is disposed of or classified as held for sale, or when a change in the composition of reporting units occurs for other reasons. When performing the impairment test, management estimates fair value of each reporting unit using the income-based valuation method, which involves significant judgment. Under the income-based valuation method, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. Management uses internal forecasts to estimate future cash flows, which are based on historical performance and future estimated results.

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
February 11, 2022

We have served as the Company's auditor since 1995.

DOVER CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share amounts)

	Years Ended December 31,
	2021	2020	2019
Revenue	$7,907,081	$6,683,760	$7,136,397
Cost of goods and services	4,937,295	4,209,741	4,515,459
Gross profit	2,969,786	2,474,019	2,620,938
Selling, general and administrative expenses	1,688,278	1,541,032	1,599,098
Loss on assets held for sale	—	—	46,946
Operating earnings	1,281,508	932,987	974,894
Interest expense	106,319	111,937	125,818
Interest income	(4,441)	(3,571)	(4,526)
Loss on extinguishment of debt	—	—	23,543
Gain on dispositions	(206,338)	(5,213)	—
Other income, net	(14,858)	(11,900)	(12,950)
Earnings before provision for income taxes	1,400,826	841,734	843,009
Provision for income taxes	277,008	158,283	165,091
Net earnings	$1,123,818	$683,451	$677,918

Net earnings per share:
Basic	$7.81	$4.74	$4.67
Diluted	$7.74	$4.70	$4.61

Weighted average shares outstanding:
Basic	143,923	144,050	145,198
Diluted	145,273	145,393	146,992

See Notes to Consolidated Financial Statements

DOVER CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands)

	Years Ended December 31,
	2021	2020	2019
Net earnings	$1,123,818	$683,451	$677,918
Other comprehensive earnings (loss), net of tax
Foreign currency translation adjustments:
Foreign currency translation (losses) gains	(39,819)	55,450	(5,025)
Reclassification of foreign currency translation losses to earnings	—	—	25,339
Total foreign currency translation adjustments (net of $(20,976), $26,957 and $(4,714) tax (provision) benefit, respectively)	(39,819)	55,450	20,314
Pension and other postretirement benefit plans:
Actuarial gains	26,960	705	47
Prior service (cost) credit	(1,433)	828	1,818
Amortization of actuarial losses included in net periodic pension cost	9,451	6,695	596
Amortization of prior service costs included in net periodic pension cost	1,023	1,153	2,141
Settlement and curtailment impact	1,167	18	806
Total pension and other postretirement benefit plans (net of $(9,868), $(3,197) and $(1,184) tax (provision) benefit, respectively)	37,168	9,399	5,408
Changes in fair value of cash flow hedges:
Unrealized net gains (losses)	6,724	(1,445)	1,495
Net gains reclassified into earnings	(4,871)	(632)	(147)
Total cash flow hedges (net of $(532), $607 and $(359) tax (provision) benefit, respectively)	1,853	(2,077)	1,348
Other comprehensive (loss) earnings, net of tax	(798)	62,772	27,070
Comprehensive earnings	$1,123,020	$746,223	$704,988
See Notes to Consolidated Financial Statements

DOVER CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$385,504	$513,075
Receivables, net	1,347,514	1,137,223
Inventories, net	1,191,095	835,804
Prepaid and other current assets	137,596	133,085
Total current assets	3,061,709	2,619,187
Property, plant and equipment, net	957,310	897,326
Goodwill	4,558,822	4,072,542
Intangible assets, net	1,359,522	1,083,772
Other assets and deferred charges	466,264	479,247
Total assets	$10,403,627	$9,152,074
Liabilities and Stockholders' Equity
Current liabilities:
Notes payable	$105,702	$—
Accounts payable	1,073,568	853,942
Accrued compensation and employee benefits	302,978	239,750
Deferred revenue	227,549	184,845
Accrued insurance	101,448	98,954
Other accrued expenses	347,097	343,637
Federal and other income taxes	91,999	17,670
Total current liabilities	2,250,341	1,738,798
Long-term debt	3,018,714	3,108,829
Deferred income taxes	364,117	298,423
Noncurrent income tax payable	48,385	49,937
Other liabilities	532,542	570,314
Stockholders' equity:
Preferred stock - $100 par value; 100,000 shares authorized; none issued	—	—
Common stock - $1 par value; 500,000,000 shares authorized; 259,457,233 and 258,981,638 shares issued at December 31, 2021 and 2020	259,457	258,982
Additional paid-in capital	857,636	868,882
Retained earnings	9,445,245	8,608,284
Accumulated other comprehensive loss	(154,052)	(153,254)
Treasury stock, at cost: 115,411,548 and 115,228,597 shares at December 31, 2021 and 2020	(6,218,758)	(6,197,121)
Total stockholders' equity	4,189,528	3,385,773
Total liabilities and stockholders' equity	$10,403,627	$9,152,074

See Notes to Consolidated Financial Statements

DOVER CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except per share amounts)

	Common Stock $1 Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Loss)	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2018	$257,822	$886,016	$7,815,486	$(243,096)	$(5,947,562)	$2,768,666
Net earnings	—	—	677,918	—	—	677,918
Dividends paid ($1.94 per share)	—	—	(282,197)	—	—	(282,197)
Common stock issued for the exercise of share-based awards	730	(38,100)	—	—	—	(37,370)
Stock-based compensation expense	—	29,702	—	—	—	29,702
Common stock acquired	—	—	—	—	(143,280)	(143,280)
Other comprehensive earnings, net of tax	—	—	—	27,070	—	27,070
Other	—	(7,899)	50	—	—	(7,849)
Balance at December 31, 2019	258,552	869,719	8,211,257	(216,026)	(6,090,842)	3,032,660
Adoption of ASU 2016-13- CECL	—	—	(2,112)	—	—	(2,112)
Net earnings	—	—	683,451	—	—	683,451
Dividends paid ($1.97 per share)	—	—	(284,312)	—	—	(284,312)
Common stock issued for the exercise of share-based awards	430	(28,906)	—	—	—	(28,476)
Stock-based compensation expense	—	25,026	—	—	—	25,026
Common stock acquired	—	—	—	—	(106,279)	(106,279)
Other comprehensive earnings, net of tax	—	—	—	62,772	—	62,772
Other	—	3,043	—	—	—	3,043
Balance at December 31, 2020	258,982	868,882	8,608,284	(153,254)	(6,197,121)	3,385,773
Net earnings	—	—	1,123,818	—	—	1,123,818
Dividends paid ($1.99 per share)	—	—	(286,896)	—	—	(286,896)
Common stock issued for the exercise of share-based awards	475	(42,399)	—	—	—	(41,924)
Stock-based compensation expense	—	31,111	—	—	—	31,111
Common stock acquired	—	—	—	—	(21,637)	(21,637)
Other comprehensive loss, net of tax	—	—	—	(798)	—	(798)
Other	—	42	39	—	—	81
Balance at December 31, 2021	$259,457	$857,636	$9,445,245	$(154,052)	$(6,218,758)	$4,189,528
See Notes to Consolidated Financial Statements

DOVER CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2021	2020	2019
Operating Activities:
Net earnings	$1,123,818	$683,451	$677,918
Adjustments to reconcile net earnings to cash from operating activities:
Depreciation and amortization	290,123	279,051	272,287
Stock-based compensation	31,111	25,026	29,702
Gain on dispositions	(206,338)	(5,213)	—
Provision for losses on accounts receivable (net of recoveries)	5,053	11,171	5,933
Deferred income taxes	(48,322)	(25,643)	(11,966)
Employee benefit plan expense	11,897	7,205	5,844
Loss on assets held for sale	—	—	46,946
Loss on extinguishment of debt	—	—	23,543
Other, net	(7,368)	(6,593)	(3,652)
Cash effect of changes in assets and liabilities (excluding effects of acquisitions, dispositions and foreign exchange):
Accounts receivable	(201,540)	122,407	(7,903)
Inventories	(297,623)	10,519	(56,870)
Prepaid expenses and other assets	(14,303)	(17,915)	(25,797)
Accounts payable	229,334	(95,636)	12,670
Accrued compensation and employee benefits	65,482	12,277	15,580
Accrued expenses and other liabilities	60,734	129,916	(7,056)
Accrued taxes	88,190	(5,412)	(10,437)
Contributions to employee benefit plans	(14,383)	(19,801)	(21,436)
Net cash provided by operating activities	1,115,865	1,104,810	945,306
Investing Activities:
Additions to property, plant and equipment	(171,465)	(165,692)	(186,804)
Acquisitions (net of cash and cash equivalents acquired)	(1,112,075)	(335,786)	(215,687)
Proceeds from sale of property, plant and equipment	7,070	7,207	4,168
Proceeds from dispositions	274,982	15,400	24,218
Other	8,735	(2,508)	(10,150)
Net cash used in investing activities	(992,753)	(481,379)	(384,255)
Financing Activities:
Change in commercial paper and notes payable, net	105,000	(84,700)	(135,650)
Proceeds from long-term debt	—	—	847,469
Repayment of long-term debt	—	—	(805,112)
Dividends to stockholders	(286,896)	(284,312)	(282,197)
Purchase of common stock	(21,637)	(106,279)	(143,280)
Payments for employee tax obligations upon exercise of share-based awards	(41,924)	(28,476)	(37,370)
Other	(4,423)	(2,523)	(1,902)
Net cash used in financing activities	(249,880)	(506,290)	(558,042)
Effect of exchange rate changes on cash and cash equivalents	(803)	(1,319)	(1,977)
Net (decrease) increase in cash and cash equivalents	(127,571)	115,822	1,032
Cash and cash equivalents at beginning of year	513,075	397,253	396,221
Cash and cash equivalents at end of year	$385,504	$513,075	$397,253
Supplemental information - cash paid during the year for:
Income taxes	$233,631	$199,657	$191,084
Interest	102,139	108,119	126,753

See Notes to Consolidated Financial Statements

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

1. Description of Business and Summary of Significant Accounting Policies

Description of Business

Dover Corporation ("Dover" or "Company") is a diversified global manufacturer and solutions provider delivering innovative equipment and components, consumable supplies, aftermarket parts, software and digital solutions and support services. The Company’s businesses are based primarily in the United States and Europe with manufacturing and other operations throughout the world. In view of recent changes to the Company's business portfolio and to better reflect the markets and customers served, the name of the Fueling Solutions segment was changed to Clean Energy & Fueling and the name of the Refrigeration & Food Equipment segment was changed to Climate & Sustainability Technologies. The Company operates through five business segments that are structured around similar business models, go-to market strategies and manufacturing practices: Engineered Products, Clean Energy & Fueling, Imaging & Identification, Pumps & Process Solutions and Climate & Sustainability Technologies. For additional information on the Company’s segments, see Note 19 — Segment Information.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The results of operations of acquired businesses are included from the dates of acquisitions.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying disclosures. These estimates may be adjusted due to changes in future economic, industry, or customer financial conditions, as well as changes in technology or demand. Estimates are used for, but not limited to, allowances for doubtful accounts receivable, net realizable value of inventories, restructuring reserves, warranty reserves, pension and post-retirement plans, stock-based compensation, useful lives for depreciation and amortization of long-lived assets, future cash flows associated with impairment testing for goodwill, indefinite-lived intangible assets and other long-lived assets, deferred tax assets, unrecognized tax benefits and contingencies. Actual results may ultimately differ from estimates, although management does not believe such differences would materially affect the consolidated financial statements in any individual year. Estimates and assumptions are periodically reviewed and the effects of revisions are reflected in the Consolidated Financial Statements in the period that they are determined.

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

The allowance is an estimate based on historical collection experience, current and future economic and market conditions and a review of the current status of each customer's trade accounts receivable. Management evaluates the aging of the accounts receivable balances and the financial condition of its customers and all other forward-looking information that is reasonably available to estimate the amount of accounts receivable that may not be collected in the future and records the appropriate provision. See Note 8 — Credit Losses for additional information.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price over the fair value of net assets acquired. Goodwill and certain other intangible assets deemed to have indefinite lives (primarily trademarks) are not amortized. For goodwill, impairment tests are required at least annually, or more frequently if events or circumstances indicate that it may be impaired, when some portion but not all of a reporting unit is disposed of or classified as assets held for sale, or when a change in the composition of reporting units occurs for other reasons, such as a change in segments. Based on its current organizational structure, the Company identified reporting units for which cash flows are determinable and to which goodwill was allocated.

The Company performs its goodwill impairment test annually in the fourth quarter at the reporting unit level. A quantitative test is used to determine existence of goodwill impairment and the amount of the impairment loss at the reporting unit level. The quantitative test compares the fair value of a reporting unit with its carrying amount, including goodwill. The Company uses an income-based valuation method, determining the present value of estimated future cash flows, to estimate the fair value of a reporting unit. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. Factors used in the impairment analysis require significant judgment, and actual results may differ from assumed and estimated amounts. The Company uses its own market assumptions including internal projections of future cash flows, discount rates and other assumptions considered reasonable in the analysis and reflective of market participant assumptions. These forecasts are based on historical performance and future estimated results. The discount rates used in these analyses vary by reporting unit and are based on a capital asset pricing model and published relevant industry rates. The Company uses discount rates commensurate with the risks and uncertainties inherent to each reporting unit and in the internally developed forecasts. See Note 9 — Goodwill and Other Intangible Assets for further discussion of the Company's annual goodwill impairment test and results. No impairment of goodwill was required for the years ended December 31, 2021, 2020, or 2019.

The Company uses an income-based valuation method to annually test its indefinite-lived intangible assets for impairment. The fair value of the intangible asset is compared to its carrying value. This method uses the Company’s own market assumptions, which are considered reasonable. Any excess of carrying value over the estimated fair value is recognized as an

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
impairment loss. No impairment of indefinite-lived intangible assets was required for the years ended December 31, 2021, 2020, or 2019.

Other intangible assets with determinable lives primarily consist of customer intangibles, unpatented technologies, patents and trademarks. The other intangible assets are amortized over their estimated useful lives, ranging from 5 to 20 years.

Long-lived assets (including definite-lived intangible assets) are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, such as a significant sustained change in the business climate. If an indicator of impairment exists for any grouping of assets, an estimate of undiscounted future cash flows is produced and compared to its carrying value. If an asset group is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset group over its fair value, as determined by an estimate of discounted future cash flows.

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

The Company has operating and finance leases for corporate offices, manufacturing plants, research and development facilities, shared services facilities, vehicle fleets and certain office and manufacturing equipment. Leases with an initial term of 12 months or less are not recorded in the balance sheet. The Company elected practical expedients under the standard which allow the Company to carry forward historical lease classifications and also account for each separate lease component of a contract and its associated non-lease components as a single lease component, thus causing all fixed payments to be capitalized. Variable lease payment amounts that cannot be determined at the commencement of the lease, such as increases in lease payments based on changes in index rates or usage, are not included in the ROU assets or liabilities. These are expensed as incurred and recorded as variable lease expense.

The Company determines if an arrangement is a lease at inception of a contract. Operating lease ROU assets are included in other assets and deferred charges and operating lease liabilities are included in other accrued expenses and other liabilities in the Consolidated Balance Sheet. Finance lease ROU assets are included in property, plant and equipment, and the related lease liabilities are included in other accrued expenses and other liabilities in the Consolidated Balance Sheet.

ROU assets represent the Company's right to use an underlying asset during the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the commencement date based on the net present value of fixed lease payments over the lease term. The lease term includes options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. ROU assets also include any advance lease payments made and exclude lease incentives. As most of the Company's operating leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Finance lease agreements include an interest rate that is used to determine the present value of future lease payments. Fixed operating lease expense and finance lease depreciation expense are recognized on a straight-line basis over the lease term.

Restructuring Accruals

The Company takes actions to reduce headcount, close facilities, or otherwise exit operations. Such restructuring activities at an operation are recorded when management has committed to an exit or reorganization plan and when termination benefits are probable and can be reasonably estimated based on circumstances at the time the restructuring plan is approved by management or when termination benefits are communicated. Exit costs may include contractual terminations and asset impairments as a result of an approved restructuring plan. The accrual of both severance and exit costs requires the use of estimates. Though the Company believes that its estimates accurately reflect the anticipated costs; actual results may be different from the original estimated amounts.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
Foreign Currency

Assets and liabilities of non-U.S. subsidiaries, where the functional currency is not the U.S. dollar, have been translated at year-end exchange rates and profit and loss accounts have been translated using weighted-average monthly exchange rates. Foreign currency translation gains and losses are included in the Consolidated Statements of Comprehensive Earnings as a component of other comprehensive earnings (loss). Assets and liabilities of an entity that are denominated in currencies other than an entity’s functional currency are re-measured into the functional currency using end of period exchange rates, where applicable to certain balances. Gains and losses related to these re-measurements are recorded within the Consolidated Statements of Earnings as a component of other income, net. Gains and losses arising from intercompany foreign currency transactions that are of a long-term investment in nature are reported in the same manner as translation adjustments.

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

Income Taxes

The provision for income taxes includes federal, state, local and non-U.S. taxes. Tax credits, primarily for research and experimentation, are recognized as a reduction of the provision for income taxes in the year in which they are available for tax purposes. Deferred taxes are provided using enacted rates on the future tax consequences of temporary differences. Temporary differences include the differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis and the tax benefit of carryforwards. A valuation allowance is established for deferred tax assets for which it is more likely than not that some portion or all of the deferred tax benefit will not be realized. In assessing the need for a valuation allowance, management considers all available evidence, including the future reversal of existing taxable temporary differences, taxable income in carryback periods, prudent and feasible tax planning strategies and estimated future taxable income. The valuation allowance can be affected by changes to tax regulations, interpretations and rulings, changes to enacted statutory tax rates and changes to future taxable income estimates.

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

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
Research and Development Costs

Research and development costs, including qualifying engineering costs, are expensed when incurred and amounted to $157,826 in 2021, $142,101 in 2020 and $140,957 in 2019. These costs as a percent of revenue were 2.0% in 2021, 2.1% in 2020 and 2.0% in 2019. Research and development costs are reported within selling, general and administrative expenses in the Consolidated Statements of Earnings.

Advertising Costs

Advertising costs are expensed when incurred and amounted to $23,685 in 2021, $21,375 in 2020 and $24,609 in 2019. Advertising costs are reported within selling, general and administrative expenses in the Consolidated Statements of Earnings.

Risk, Retention, Insurance

The Company has deductibles for its product and commercial general liability claims up to $5.0 million per occurrence, its workers’ compensation claims up to $0.8 million per occurrence and its automobile liability claims up to $1.0 million per occurrence. Third-party insurance provides primary-level coverage in excess of these amounts up to certain specified limits. In addition, the Company has excess liability insurance from third-party insurers on both an individual occurrence and an aggregate basis well in excess of the limits of the primary coverage. A worldwide program of property insurance covers the Company’s owned and leased property for claims, including business interruption that may occur due to an insured hazard affecting those properties, subject to reasonable deductibles and aggregate limits. The Company’s property and casualty insurance programs contain various deductibles that, based on the Company’s experience, are typical and customary for a company of its size and risk profile. The Company does not consider any of the deductibles to represent a material risk to the Company. The Company generally maintains deductibles for claims and liabilities related primarily to workers’ compensation, health and welfare claims, general commercial, product and automobile liability, cybersecurity risks, property damage and business interruption resulting from certain events. The Company accrues for claim exposures that are probable of occurrence and can be reasonably estimated. As part of the Company’s risk management program, insurance is maintained to transfer risk beyond the level of self-retention and provide protection on both an individual claim and annual aggregate basis.

Recent Accounting Pronouncements

Recently Issued Accounting Standards

The following standards, issued by the Financial Accounting Standards Board ("FASB"), will, or are expected to, result in a change in practice and/or have a financial impact to the Company’s Consolidated Financial Statements:

In October 2021, the FASB issued ASU 2021-08 Business Combinations (Topic 805)-Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The amendments in this update require that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers, as if the acquirer had originated the contracts. Under current guidance, the acquirer generally recognizes such contract assets and contract liabilities at fair value on the acquisition date. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The amendments in this update should be applied prospectively to business combinations occurring on or after the effective date of the amendments. Early adoption of the amendments is permitted, including adoption in an interim period. The Company is in the process of assessing the impact of this ASU on its Consolidated Financial Statements, but does not expect this update to have a material impact.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
Recently Adopted Accounting Standards

In March 2020 and January 2021, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting and ASU 2021-01, Reference Rate Reform, Scope, respectively. These updates provide optional guidance for a limited time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform, including expedients and exceptions for applying GAAP to contracts, hedging relationships,and other transactions affected by reference rate reform if certain criteria are met. The amendments in these updates are elective and are effective upon issuance for all entities. The Company adopted the guidance during the third quarter of 2021. The adoption did not have a material impact the Company's Consolidated Financial Statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. In addition, the FASB issued ASU 2019-04, Codification Improvements to Topic 326 which provides clarity on certain aspects of the amendments in ASU 2016-13. The Company adopted this guidance on January 1, 2020 prospectively. Upon adoption, the Company recorded a noncash cumulative effect adjustment to retained earnings of $2.1 million, net of $0.6 million of income taxes, on the opening consolidated balance sheet as of January 1, 2020. See Note 8 — Credit Losses for further details.

2. Revenue

Revenue from contracts with customers
A majority of the Company’s revenue is short cycle in nature with shipments within one year from order. A small portion of the Company’s revenue derives from contracts extending over one year. The Company's payment terms generally range between 30 to 90 days and vary by the location of businesses, the type of products manufactured to be sold and the volume of products sold, among other factors.
Disaggregation of Revenue
Revenue from contracts with customers is disaggregated by segment and geographic location, as they best depict the nature and amount of the Company's revenue.
See Note 19 — Segment Information for revenue by segment and geographic location.

Performance Obligations

A majority of the Company’s contracts have a single performance obligation which represents, in most cases, the equipment or product being sold to the customer. Some contracts include multiple performance obligations such as a product and the related installation, extended warranty, software and digital solutions, and/or maintenance services. These contracts require judgment in determining the number of performance obligations.

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

Over 95% of the Company’s performance obligations are recognized at a point in time that relate to the manufacture and sale of a broad range of products and components. Revenue is recognized when control transfers to the customer upon shipment or completion of installation, testing, certification, or other substantive acceptance provisions required under the contract. Less than 5% of the Company’s revenue is recognized over time and relates to the sale of equipment or services in which the Company transfers control of a good or service over time and the customer simultaneously receives and consumes the benefits as the Company performs, or the Company's performance creates or enhances an asset the customer controls as the asset is created or enhanced, or the Company's performance does not create an asset with an alternative use to the Company and the Company has an enforceable right to payment for its performance to date plus a reasonable margin.

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

Transaction Price Allocated to the Remaining Performance Obligations

At December 31, 2021, we estimated that $263,085 in revenue is expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. We expect to recognize approximately 43% of our unsatisfied (or partially unsatisfied) performance obligations as revenue in 2022, with the remaining balance to be recognized in 2023 and thereafter.

Remaining consideration, including variable consideration, from contracts with customers is included in the amounts presented in the preceding paragraph and pertains to contracts with multiple performance obligations, extended warranties on products and multi-year maintenance agreements, which are typically recognized as the performance obligation is satisfied.

The Company applied the standard's practical expedient that permits the omission of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which the Company recognizes revenue at the amount to which the Company has the right to invoice for services performed.

Contract Balances

The following table provides information about contract assets and contract liabilities from contracts with customers:

	12/31/2021	12/31/2020	12/31/2019
Contract assets	$11,440	$15,020	$14,894
Contract liabilities - current	227,549	184,845	104,901
Contract liabilities - non-current	21,513	13,921	10,921

Contract assets primarily relate to the Company's right to consideration for work completed but not billed at the reporting date and are recorded in prepaid and other current assets in the Consolidated Balance Sheet. Contract assets are transferred to receivables when the right to consideration becomes unconditional. Contract liabilities relate to advance consideration received from customers or advance billings for which revenue has not been recognized. Current contract liabilities are recorded in deferred revenue and non-current contract liabilities are recorded in other liabilities in the Consolidated Balance Sheet. Contract liabilities are reduced when the associated revenue from the contract is recognized. The increase in current contract liabilities balance as of December 31, 2021 primarily relates to advance payments received from customers.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
The revenue recognized during 2021 and 2020 that was included in the contract liabilities at the beginning of the respective periods amounted to $163.5 million and $99.6 million.

Contract Costs

Costs incurred to obtain a customer contract are not material to the Company. The Company elected to apply the practical expedient to not capitalize contract costs to obtain contracts with a duration of one year or less, which are expensed and included within cost of goods and services in the Consolidated Statements of Earnings.

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

3. Acquisitions

2021

During the year ended December 31, 2021, the Company acquired nine businesses in separate transactions for total consideration of $1,125,077, net of cash acquired of $19,040 and including contingent consideration of $13,002. These businesses were acquired to complement and expand upon existing operations within the Clean Energy & Fueling, Engineered Products, Imaging & Identification, and Pumps & Process Solutions segments. The goodwill recorded as a result of these acquisitions represents the economic benefits expected to be derived from the workforce of the acquired businesses and operational synergies. Goodwill of $195,127 is deductible for income tax purposes and $386,990 is non-deductible for income tax purposes for these acquisitions.

RegO

On December 28, 2021, the Company acquired 100% of the voting stock of ECI Holding Company, LLC ("RegO"), a provider of highly-engineered, mission-critical components and services that facilitate the production, storage, and distribution of cryogenic gases, for $624,693, net of cash acquired. The RegO acquisition strengthens the Company's offering for the hydrogen ("H2"), liquefied natural gas ("LNG"), and liquefied petroleum gas ("LPG") applications, as well as Dover's participation in the attractive cryogenic industrial gases end market within the Clean Energy & Fueling segment. In connection with this acquisition, the Company recorded goodwill of $165,810 deductible for income tax purposes and $111,166 non-deductible for income tax purposes and intangible assets of $173,000 for customer intangibles, $40,000 for patents and $21,000 for trademarks. The fair value for customer intangibles at the acquisition date was determined using the multi-period excess earnings method under the income approach. The fair value measurements of intangible assets are based on significant unobservable inputs, and thus represent Level 3 inputs. Significant assumptions used in assessing the fair values of intangible assets include discounted future cash flows, customer attrition rates and discount rates. The fair value of assets acquired also includes trade receivables of $34,252. The gross amount is $34,623, of which $371 is expected to be uncollectible. The fair values of the assets acquired and liabilities assumed, and the related tax balances, are based on preliminary estimates and assumptions. These preliminary estimates and assumptions could change significantly during the measurement period as the Company finalizes the valuations of the assets acquired and liabilities assumed, and the related tax balances.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
The following presents the preliminary allocation of purchase price, net of cash acquired of $10,382, to the assets acquired and liabilities assumed under the RegO acquisition, based on their estimated fair values at acquisition date:

Total
Accounts receivable	$34,252
Inventories	77,954
Other current assets	2,958
Property, plant and equipment	52,053
Goodwill	276,976
Intangible assets	234,000
Other assets and deferred charges	884
Current liabilities	(19,480)
Non-current liabilities	(34,904)
Net assets acquired	$624,693

Acme Cryogenics

On December 16, 2021, the Company acquired 100% of the voting stock of Acme Cryo Intermediate Inc. ("Acme Cryogenics"), a provider of highly-engineered, mission-critical components and services that facilitate the production, storage, and distribution of cryogenic gases, for $293,522, net of cash acquired. The Acme Cryogenics acquisition strengthens the Company's offering for the H2, LNG, and LPG applications, as well as Dover's participation in the attractive cryogenic industrial gases end market within the Clean Energy & Fueling segment. In connection with this acquisition, the Company recorded goodwill of $169,209 non-deductible for income tax purposes and intangible assets of $99,000 for customer intangibles, $21,800 for unpatented technology and $6,500 for trademarks. The fair value for customer intangibles at the acquisition date was determined using the multi-period excess earnings method under the income approach. The fair value measurements of intangible assets are based on significant unobservable inputs, and thus represent Level 3 inputs. Significant assumptions used in assessing the fair values of intangible assets include discounted future cash flows, customer attrition rates and discount rates. The fair value of assets acquired also includes trade receivables of $15,130. The gross amount is $15,798, of which $668 is expected to be uncollectible. The fair values of the assets acquired and liabilities assumed, and the related tax balances, are based on preliminary estimates and assumptions. These preliminary estimates and assumptions could change significantly during the measurement period as the Company finalizes the valuations of the assets acquired and liabilities assumed, and the related tax balances.

The following presents the preliminary allocation of purchase price to the assets acquired and liabilities assumed under the Acme Cryogenics acquisition, based on their estimated fair values at acquisition date:

Total
Current assets, net of cash acquired	$29,345
Property, plant and equipment	8,750
Goodwill	169,209
Intangible assets	127,300
Other assets and deferred charges	5,057
Current liabilities	(9,072)
Non-current liabilities	(37,067)
Net assets acquired	$293,522

Other acquisitions

On October 15, 2021, the Company acquired 100% of the voting stock of LIQAL B.V. ("LIQAL"), a turnkey supplier of LNG, hydrogen refueling equipment and solutions, and micro liquefaction solutions, for $27,701, net of cash acquired and including contingent consideration. The LIQAL acquisition strengthens the Company's offering of LNG and hydrogen products and solutions, as well as significant innovation capabilities and proprietary technologies, within the Clean Energy & Fueling segment. In connection with this acquisition, the Company recorded goodwill of $23,473 and intangible assets of $8,235, primarily related to customer intangibles.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
On September 15, 2021, the Company acquired 100% of the voting stock of The Espy Corporation ("Espy"), a manufacturer of advanced electronic radio frequency sensor systems, for $60,457, net of cash acquired. The Espy acquisition strengthens the Company's offering of complete signal intelligence systems with integrated software within the Engineered Products segment. In connection with this acquisition, the Company recorded goodwill of $29,317 and intangible assets of $21,100, primarily related to customer intangibles. The Espy acquisition will be treated as an asset acquisition for U.S. income tax purposes, resulting in the goodwill and intangibles being classified as tax deductible.

On July 23, 2021, the Company acquired 100% of the voting stock of CDS Visual, Inc. ("CDS Visual"), a leading provider of 3D visualization solutions tailored for industrial applications, for $29,147, net of cash acquired. The CDS Visual acquisition extends the Company's reach of customer-facing digital capabilities within the Engineered Products segment. In connection with this acquisition, the Company recorded goodwill of $20,863 and intangible assets of $9,930, primarily related to technology.

On June 24, 2021, the Company acquired 100% of the voting stock of Blue Bite LLC ("Blue Bite"), a leading provider of consumer engagement and brand protection software solutions, for $30,143, net of cash acquired and including contingent consideration. The Blue Bite acquisition strengthens the Company's offering of product traceability and authentication solutions within the Imaging & Identification segment. In connection with this acquisition, the Company recorded goodwill of $20,458 and intangible assets of $13,250, primarily related to technology.

On June 23, 2021, the Company acquired 100% of the voting stock of Quantex Arc Limited ("Quantex"), a leading provider of single-use, recyclable pumps, for $23,747, net of cash acquired and including contingent consideration. The Quantex acquisition enhances the offering of single-use pumps for biopharma and other hygienic applications within the Pumps & Process Solutions segment. In connection with this acquisition, the Company recorded goodwill of $14,327 and intangible assets of $11,034, primarily related to patented technology.

On April 19, 2021, the Company acquired 100% of the voting stock of AvaLAN Wireless Systems, Incorporated ("AvaLAN"), a leading provider of secure wireless communications solutions for the convenience and fuel retail industry, for $34,144, net of cash acquired. The AvaLAN acquisition extends the Company's reach into the systems and software offering within the Clean Energy & Fueling segment. In connection with this acquisition, the Company recorded goodwill of $26,803 and intangible assets of $14,630, primarily related to customer intangibles.

One other immaterial acquisition was completed during the year ended December 31, 2021, within the Pumps & Process Solutions segment.

The following presents, for the seven acquisitions other than RegO and Acme Cryogenics, the preliminary allocation of purchase price to the assets acquired and liabilities assumed, based on their estimated fair values at acquisition date:

Total
Current assets, net of cash acquired	$12,751
Property, plant and equipment	8,272
Goodwill	135,932
Intangible assets	78,179
Other assets and deferred charges	4,485
Current liabilities	(15,368)
Non-current liabilities	(17,389)
Net assets acquired	$206,862

The acquisition-related costs incurred for all 2021 acquisitions are not material.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

The amounts assigned to goodwill and major intangible asset classifications for all 2021 acquisitions were as follows:

	Amount allocated	Useful life (in years)
Goodwill - tax deductible	$195,127	na
Goodwill - non deductible	386,990	na
Customer intangibles	310,819	12	-	15
Patents	49,056	7	-	12
Unpatented technology	44,180	7	-	12
Trademarks	35,424	15	-	16
	$1,021,596

2020

During the year ended December 31, 2020, the Company acquired six businesses in separate transactions for total consideration of $335,786, net of cash acquired. These businesses were acquired to complement and expand upon existing operations within the Clean Energy & Fueling, Imaging & Identification, Pumps & Process Solutions, and Engineered Products segments. The goodwill recorded as a result of these acquisitions represents the economic benefits expected to be derived from product line expansions and operational synergies.

On December 30, 2020, the Company acquired 100% of the voting stock of Innovative Control Systems, Inc. (“ICS”), a leading provider of car wash controllers, payment terminals, point-of-sale and wash site management software solutions, for $77,030, net of cash acquired. The ICS acquisition enhances the Clean Energy & Fueling segment's participation in the growing vehicle wash market and enhances the Company's offerings, business mix and recurring revenue stream with high-value hardware and software solutions critical to vehicle wash workflows and operations. In connection with this acquisition, the Company recorded goodwill of $47,339 and intangible assets of $33,525, primarily related to customer intangibles.

On August 20, 2020, the Company acquired 100% of the voting stock of Solaris Laser S.A. ("Solaris"), a global manufacturer of product identification and traceability solutions, for $18,680, net of cash acquired. The Solaris acquisition enhances the Imaging & Identification segment's growing laser technology product line and further strengthens its position as a leading provider of marking and coding equipment and solutions. In connection with this acquisition, the Company recorded goodwill of $12,230 and intangible assets of $3,280, primarily related to unpatented technology.

On April 30, 2020, the Company acquired 100% of the voting stock of Em-tec GmbH ("Em-tec"), a leading designer and manufacturer of flow measurement devices that serve a wide array of medical and biopharmaceutical applications, for $30,396, net of cash acquired. The Em-tec acquisition further expands the Company's reach into biopharma and other hygienic applications and enhances its portfolio of flow control technologies within the Pumps & Process Solutions segment. In connection with this acquisition, the Company recorded goodwill of $19,572 and intangible assets of $8,344, primarily related to customer intangibles.

On February 18, 2020, the Company acquired 100% of the voting stock of So. Cal. Soft-Pak, Incorporated ("Soft-Pak"), a leading specialized provider of integrated back office, route management and customer relationship management software solutions to the waste and recycling fleet industry, for $45,500, net of cash acquired. The Soft-Pak acquisition strengthens the digital offerings within the Engineered Products segment. In connection with this acquisition, the Company recorded goodwill of $33,183 and intangible assets of $12,800, primarily related to customer intangibles.

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

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
The following presents the allocation of purchase price to the assets acquired and liabilities assumed, based on their estimated fair values at acquisition date:

Total
Current assets, net of cash acquired	$44,159
Property, plant and equipment	8,424
Goodwill	205,805
Intangible assets	134,049
Other assets and deferred charges	12,986
Current liabilities	(34,803)
Non-current liabilities	(34,834)
Net assets acquired	$335,786

The amounts assigned to goodwill and major intangible asset classifications were as follows:

	Amount allocated	Useful life (in years)
Goodwill - tax deductible	$33,183	na
Goodwill - non deductible	172,622	na
Customer intangibles	103,310	10	-	14
Unpatented technology	21,125	5	-	9
Trademarks	9,614	15
	$339,854

2019

During the year ended December 31, 2019, the Company acquired three businesses in separate transactions for total consideration of $216,398, net of cash acquired and including contingent consideration. On May 7, 2019, the Company acquired the assets of the All-Flo Pump Company, Limited business, within the Pumps & Process Solutions segment, for total consideration of $39,954. On January 25, 2019, the Company acquired the assets of Belanger, Inc., within the Clean Energy & Fueling segment for $175,350, net of cash acquired.

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
	$211,492

Pro forma Information (Unaudited)

The following unaudited pro forma results of operations reflect the 2021 acquisitions of RegO and Acme Cryogenics as if they had occurred on January 1, 2020. The pro forma information is not necessarily indicative of the results that actually would have occurred, nor does it indicate future operating results of the combined companies. The pro forma earnings are adjusted to reflect the comparable impact of additional depreciation and amortization expense, net of tax, resulting from the fair value measurement of tangible and intangible assets; nonrecurring acquisition-related costs, net of tax, of $5,855; and inventory step-up charges, net of tax, of $15,082. These unaudited pro forma adjustments are based upon preliminary purchase price allocations. The actual revenues and earnings for RegO and Acme Cryogenics from the date of acquisition on December 28, 2021 and December 16, 2021, respectively, to December 31, 2021 were not material.

	Years Ended December 31,
	2021	2020
Revenue:
As reported	$7,907,081	$6,683,760
Pro forma (unaudited)	8,163,185	6,920,929
Earnings:
As reported	$1,123,818	$683,451
Pro forma (unaudited)	1,145,106	669,458

The pro forma results for the remaining seven acquisitions in 2021, as well as the acquisitions in 2020 and 2019 are not presented as they are not considered material.

4. Dispositions

Management evaluates Dover's businesses periodically for their strategic fit within its operations and may from time to time sell or discontinue certain operations for various reasons.

2021

On December 1, 2021, the Company completed the sale of Unified Brands ("UB"), a wholly owned subsidiary of the Company. The Company recognized total consideration of $229,024. This sale resulted in a preliminary pre-tax gain on disposition of $181,615 included within the Consolidated Statements of Earnings and within the Climate & Sustainability Technologies segment for the year ended December 31, 2021. The preliminary total consideration and preliminary pre-tax gain on disposition are subject to standard working capital adjustments. The sale does not represent a strategic shift that will have a major effect on operations and financial results and, therefore, did not qualify for presentation as a discontinued operation.

On November 16, 2021, the Company disposed its equity method investment in Race Winning Brands ("RWB") for a total consideration of $45,958, resulting in a recognized gain of $24,723 included within the Consolidated Statements of Earnings and within the Engineered Products segment for the year ended December 31, 2021.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
2020

On March 6, 2020, the Company completed the sale of the Chino, California branch of The AMS Group ("AMS Chino"), a wholly owned subsidiary of the Company. The Company recognized total consideration of $15,400, which included a working capital adjustment. This sale resulted in a pre-tax gain on disposition of $5,213 included within the Consolidated Statements of Earnings and within the Climate & Sustainability Technologies segment for the year ended December 31, 2020. The sale did not represent a strategic shift that had a major effect on operations and financial results and, therefore, did not qualify for presentation as a discontinued operation.

2019

On March 29, 2019, the Company entered into a definitive agreement to sell Finder Pompe S.r.l ("Finder"), a wholly owned subsidiary, to Gruppo Aturia S.p.A (“Aturia”). As of March 31, 2019, Finder met the criteria to be classified as held for sale. The Company classified Finder's assets and liabilities separately on the consolidated balance sheet as of March 31, 2019.

Based on the total consideration from the sale, net of selling costs, the Company recorded a loss on the assets held for sale of $46,946 in the Consolidated Statements of Earnings during the three months ended March 31, 2019. The loss was comprised of an impairment on assets held for sale of $21,607 and $25,339 of foreign currency translation losses reclassified out of accumulated other comprehensive losses.

On April 2, 2019, Dover completed the sale of Finder to Aturia, which generated total cash proceeds of $24,218. The Finder business was included in the results of the Pumps & Process Solutions segment. The sale did not represent a strategic shift that had a major effect on operations and financial results and, therefore, did not qualify for presentation as a discontinued operation.

5. Inventories, net

The components of inventories, net were as follows:

	December 31, 2021	December 31, 2020
Raw materials	$671,195	$497,604
Work in progress	271,659	152,360
Finished goods	377,800	304,760
Subtotal	1,320,654	954,724
Less reserves	(129,559)	(118,920)
Total	$1,191,095	$835,804

At December 31, 2021 and 2020, approximately 4% of the Company's total inventories were accounted for using the LIFO method.

6. Property, Plant and Equipment, net

The components of property, plant and equipment, net were as follows:

	December 31, 2021	December 31, 2020
Land	$63,656	$60,287
Buildings and improvements	582,314	570,366
Machinery, equipment and other	1,816,473	1,772,772
Property, plant and equipment, gross	2,462,443	2,403,425
Total accumulated depreciation	(1,505,133)	(1,506,099)
Property, plant and equipment, net	$957,310	$897,326

Total depreciation expense was $147,309, $140,008 and $133,340 for the years ended December 31, 2021, 2020 and 2019, respectively.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
7. Leases

The Company adopted ASC Topic 842, Leases as of January 1, 2019, using the transition method per ASU No. 2018-11 wherein entities were allowed to initially apply the new leases standard at adoption date. Adoption of ASC Topic 842 resulted in an increase to total assets and liabilities due to the recording of operating lease ROU assets and operating lease liabilities of approximately $163 million, as of January 1, 2019. The adoption did not materially impact the Company’s Consolidated Statements of Earnings or Cash Flows. See Note 1 — Description of Business and Summary of Significant Accounting Policies for further detail on ROU assets and lease liabilities.

The components of lease costs were as follows:

	Years Ended December 31,
	2021	2020	2019
Operating Lease Costs:
Fixed	$54,397	$52,875	$52,317
Variable	6,281	5,973	6,584
Short-term	17,847	18,436	17,387
Total(1)	$78,525	$77,284	$76,288
(1) Finance lease cost and sublease income were immaterial.

Supplemental cash flow information related to leases was as follows:

	Years Ended December 31,
	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$55,921	$53,903	$53,450
Operating cash flows for finance leases	357	434	425
Financing cash flows for finance leases	3,073	2,523	1,915
Total	$59,351	$56,860	$55,790
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$47,666	$21,381	$41,598
Financing leases	2,016	3,708	1,542
Total	$49,682	$25,089	$43,140

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
Supplemental balance sheet information related to leases were as follows:

	December 31, 2021	December 31, 2020
Operating Leases
Right-of-use assets:
Other assets and deferred charges	$169,022	$170,089

Lease liabilities:
Other accrued expenses	$43,086	$48,834
Other liabilities	134,448	133,989
Total operating lease liabilities	$177,534	$182,823

Finance Leases
Right-of-use assets:
Property, plant and equipment, net (1)	$8,588	$10,388

Lease liabilities:
Other accrued expenses	$2,475	$2,641
Other liabilities	6,767	8,709
Total financing lease liabilities	$9,242	$11,350
(1) Finance lease right-of-use assets are recorded net of accumulated depreciation of $7,675 and $7,205 for the years ended December 31, 2021 and December 31, 2020, respectively.

The aggregate future lease payments for operating and finance leases as of December 31, 2021 were as follows:

	Operating	Finance
2022	$47,649	$2,822
2023	35,713	2,372
2024	28,124	1,845
2025	23,756	1,433
2026	16,058	1,204
Thereafter	39,539	767
Total lease payments	190,839	10,443
Less interest	(13,305)	(1,201)
Present value of lease liabilities	$177,534	$9,242

Average lease terms and discount rates were as follows:

	December 31, 2021	December 31, 2020	December 31, 2019
Weighted-average remaining lease term (years)
Operating leases	5.8	5.9	5.9
Finance leases	4.2	4.8	5.9
Weighted-average discount rate
Operating leases	2.7%	2.9%	3.2%
Finance leases	3.4%	3.6%	4.1%

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
8. Credit Losses

Effective January 1, 2020, the Company adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments prospectively. This ASU replaces the incurred loss impairment model with an expected credit loss impairment model for financial instruments, including trade receivables. The amendment requires entities to consider forward-looking information to estimate expected credit losses, resulting in earlier recognition of losses for receivables that are current or not yet due. Upon adoption, the Company recorded a noncash cumulative effect adjustment to retained earnings of $2.1 million, net of $0.6 million of income taxes, on the opening consolidated balance sheet as of January 1, 2020.

The Company is exposed to credit losses primarily through sales of products and services. Due to the short-term nature of such receivables, the estimate of amount of accounts receivable that may not be collected is based on aging of the accounts receivable balances and other historical and forward-looking information on the financial condition of the customers. Balances are written off when determined to be uncollectible.

Estimates are used to determine the allowance. It is based on assessment of anticipated payment and all other historical, current and forward-looking information that is reasonably available.

The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected. The period prior to January 1, 2020 is presented in accordance with pre-adoption methodology of incurred loss impairment model.

	2021	2020	2019
Beginning Balance, January 1,	$40,474	$29,381	$28,469
Adoption of ASU 2016-13, cumulative-effect adjustment to retained earnings	—	2,706	—
Provision for expected credit losses, net of recoveries	5,053	11,171	5,933
Amounts written off charged against the allowance	(5,307)	(3,863)	(3,464)
Other, including dispositions and foreign currency translation	(94)	1,079	(1,557)
Ending balance, December 31	$40,126	$40,474	$29,381

9. Goodwill and Other Intangible Assets

Goodwill

ASC 350, Intangibles - Goodwill and Other Intangibles, provides guidance on an entity's subsequent measurement and recognition of goodwill and other intangibles, including subsequent changes to carrying amounts, including impairment and fair value adjustments.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

The changes in the carrying value of goodwill by reportable operating segments were as follows:

	Engineered Products	Clean Energy & Fueling	Imaging & Identification	Pumps & Process Solutions	Climate & Sustainability Technologies	Total
Goodwill	$647,162	$873,381	$977,069	$810,597	$545,699	$3,853,908
Accumulated impairment loss	(10,591)	—	—	(59,970)	—	(70,561)
Balance at January 1, 2020	636,571	873,381	977,069	750,627	545,699	3,783,347
Acquisitions	33,183	47,339	103,723	21,560	—	205,805
Disposition of business	—	—	—	—	(2,597)	(2,597)
Foreign currency translation	13,231	20,253	36,797	14,093	1,613	85,987
Balance at December 31, 2020	682,985	940,973	1,117,589	786,280	544,715	4,072,542
Acquisitions	50,180	496,461	20,458	15,018	—	582,117
Purchase price adjustments	—	2,640	(1,926)	—	—	714
Disposition of business	—	—	—	—	(34,662)	(34,662)
Foreign currency translation	(9,882)	(12,383)	(29,919)	(8,459)	(1,246)	(61,889)
Balance at December 31, 2021 (1)	$723,283	$1,427,691	$1,106,202	$792,839	$508,807	$4,558,822
(1) The accumulated impairment loss as of December 31, 2021 was $70,561, of which $59,970 was associated with the Pumps & Process Solutions segment and $10,591 was associated with the Engineered Products segment. These impairment losses were incurred prior to January 1, 2020.

During 2021 and 2020, the Company recognized additions of $582,117 and $205,805, respectively, to goodwill as a result of acquisitions as discussed in Note 3 — Acquisitions. During 2021 and 2020, the Company disposed of $34,662 and $2,597, respectively, of goodwill as a result of dispositions of businesses as discussed in Note 4 — Dispositions. The Company reallocated goodwill upon disposal based upon the fair value of the disposed business relative to the remaining entities in its reporting unit.

Annual impairment testing

The Company tests goodwill for impairment annually in the fourth quarter of each year, whenever events or circumstances indicate an impairment may have occurred, or when a change in the composition of reporting units occurs for other reasons, such as a change in segments.

The Company performed its annual goodwill impairment test during the fourth quarter of 2021 using a discounted cash flow analysis as discussed in Note 1 — Description of Business and Summary of Significant Accounting Policies. The Company performed a quantitative goodwill impairment test for each of its reporting units, concluding that the fair values of all of its reporting units were substantially in excess of their carrying values. No impairment of goodwill was required. As previously noted, the fair values of each of the Company’s reporting units was determined using a discounted cash flow analysis which includes management’s current assumptions as to future cash flows and long-term growth rates. The discount rates used in these analyses varied by reporting unit and were based on a capital asset pricing model and published relevant industry rates. The Company used discount rates commensurate with the risks and uncertainties inherent to each reporting unit and in our internally developed forecasts. Discount rates used in the 2021 reporting unit valuations ranged from 8.0% to 9.0%. Further, the Company assessed the current market capitalization, forecasts and the amount of headroom in the 2021 impairment test.

While the Company believes the assumptions used in the 2021 impairment analysis are reasonable and representative of expected results, actual results may differ from expectations.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
Intangible Assets
The Company's definite-lived and indefinite-lived intangible assets by major asset class were as follows:

	December 31, 2021			December 31, 2020
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Customer intangibles	$1,829,492	$909,776	$919,716	$1,559,771	$834,798	$724,973
Trademarks	263,367	116,633	146,734	233,205	103,907	129,298
Patents	205,910	140,327	65,583	163,299	141,182	22,117
Unpatented technologies	221,239	123,464	97,775	180,947	113,404	67,543
Distributor relationships	84,204	55,260	28,944	87,028	51,611	35,417
Drawings & manuals	27,792	27,303	489	29,198	26,193	3,005
Other	22,347	18,775	3,572	23,901	19,324	4,577
Total	2,654,351	1,391,538	1,262,813	2,277,349	1,290,419	986,930
Unamortized intangible assets:
Trademarks	96,709	—	96,709	96,842	—	96,842
Total intangible assets, net	$2,751,060	$1,391,538	$1,359,522	$2,374,191	$1,290,419	$1,083,772

The Company recorded $439,479 of acquired intangible assets in 2021. See Note 3 — Acquisitions for further information.

Amortization expense was $142,814, $139,043 and $138,947, including acquisition-related intangible amortization of $141,134, $137,071 and $136,963, for the years ended December 31, 2021, 2020 and 2019, respectively.

Estimated future amortization expense related to intangible assets held at December 31, 2021 is as follows:

Estimated Amortization
2022	$153,937
2023	144,167
2024	139,696
2025	135,608
2026	127,539
10. Accrued Expenses and Other Liabilities

The following table details the major components of other accrued expenses:

	December 31, 2021	December 31, 2020
Accrued rebates and volume discounts	$52,909	$49,929
Taxes other than income (1)	49,992	52,829
Warranty	43,449	45,433
Operating lease liability	43,086	48,834
Accrued interest	20,426	20,822
Accrued commissions (non-employee)	16,273	14,243
Restructuring and exit costs	13,797	14,913
Other (none of which are individually significant)	107,165	96,634
Total other accrued expenses	$347,097	$343,637
(1) Taxes other than income includes a $15.3 million and $15.8 million deferral of employment taxes related to the U.S. CARES Act as of December 31, 2021 and 2020, respectively.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

The following table details the major components of other liabilities (non-current):

	December 31, 2021	December 31, 2020
Defined benefit and other post-retirement benefit plans	$138,992	$177,623
Operating lease liabilities	134,448	133,989
Deferred compensation	88,681	82,814
Unrecognized tax benefits	79,757	90,097
Legal and environmental	31,304	28,483
Deferred revenue	21,513	13,921
Warranty	5,119	5,655
Deferred employment taxes (1)	—	15,783
Other	32,728	21,949
Total other liabilities	$532,542	$570,314
(1) Balance as of December 31, 2020 includes deferred employment taxes of $15.8 million related to the U.S. CARES Act.

Warranty
Estimated warranty program claims are provided for at the time of sale. Amounts provided for are based on historical costs and adjusted for new claims. The changes in the carrying amount of product warranties were as follows:

	Years Ended December 31,
	2021	2020	2019
Beginning Balance, December 31 of the Prior Year	$51,088	$49,116	$50,073
Provision for warranties	67,212	60,902	63,957
Settlements made	(65,498)	(60,853)	(63,574)
Other adjustments, including acquisitions and currency translation	(4,234)	1,923	(1,340)
Ending Balance, December 31	$48,568	$51,088	$49,116

11. Restructuring Activities

The Company initiated various restructuring programs and incurred severance and other restructuring costs by segment as follows:

	Years Ended December 31,
	2021	2020	2019
Engineered Products	$9,507	$10,307	$3,155
Clean Energy & Fueling	3,609	6,681	4,943
Imaging & Identification	4,589	5,946	6,426
Pumps & Process Solutions	1,911	13,374	5,666
Climate & Sustainability Technologies	5,068	4,015	3,671
Corporate	2,021	4,145	2,961
Total	$26,705	$44,468	$26,822
These amounts are classified in the Consolidated Statements of Earnings as follows:
Cost of goods and services	$12,895	$18,895	$8,910
Selling, general and administrative expenses	13,810	25,573	17,912
Total	$26,705	$44,468	$26,822

Total restructuring charges of $26,705 incurred during the year ended December 31, 2021, were primarily a result of restructuring programs initiated in 2020 and 2021 in response to demand conditions, asset charges related to a product line exit, as well as broad-based operational efficiency initiatives focusing on footprint consolidation and IT centralization. Additional programs, beyond the scope of the announced programs may be implemented during 2022 with related restructuring charges.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
The $26,705 of restructuring charges incurred during 2021 primarily included the following items:

•The Engineered Products segment recorded $9,507 of restructuring charges related primarily to asset charges related to a product line exit.

•The Clean Energy & Fueling segment recorded $3,609 of restructuring charges primarily due to asset charges, headcount reductions and facility exit costs.

•The Imaging & Identification segment recorded $4,589 of restructuring charges related primarily to headcount reductions.

•The Pumps & Process Solutions segment recorded $1,911 of restructuring charges related primarily to headcount reductions and asset charges.

•The Climate & Sustainability Technologies segment recorded $5,068 of restructuring charges related primarily to headcount reductions and asset charges.

•Corporate recorded $2,021 of restructuring charges primarily related to exit costs related to IT centralization initiatives.

Restructuring expenses incurred in 2020 and 2019 also included headcount reduction, targeted facility consolidations at certain businesses, and actions taken to optimize the Company's cost structure.

The following table details the Company’s severance and other restructuring accrual activities:

	Severance	Exit		Total
Balance at January 1, 2019	$24,284	$3,880		$28,164
Restructuring charges	20,271	6,551		26,822
Payments	(29,887)	(3,383)		(33,270)
Other, including foreign currency translation	(917)	(4,409)	(1)	(5,326)
Balance at December 31, 2019	13,751	2,639		16,390
Restructuring charges	25,716	18,752		44,468
Payments	(29,768)	(6,035)		(35,803)
Other, including foreign currency translation	848	(10,990)	(1)	(10,142)
Balance at December 31, 2020	10,547	4,366		14,913
Restructuring charges	11,561	15,144		26,705
Payments	(10,951)	(6,171)		(17,122)
Other, including foreign currency translation	(427)	(10,272)	(2)	(10,699)
Balance at December 31, 2021	$10,730	$3,067		$13,797
(1) Other activity in exit reserves primarily represents the non-cash write-off of certain long-lived assets and inventory in connection with certain facility closures and product exits.
(2) Other activity in exit reserves primarily represents asset charges related to product line exit.

The restructuring accrual balances at December 31, 2021 primarily reflect restructuring plans initiated during the year.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
12. Borrowings

Borrowings consist of the following:

	December 31, 2021	December 31, 2020
Short-term:
Short-term borrowings	$702	$—
Commercial paper	105,000	—
Notes payable	$105,702	$—

		Carrying amount (1)
	Principal	December 31, 2021	December 31, 2020
Long-term:
3.15% 10-year notes due November 15, 2025	$400,000	$397,389	$396,716
1.25% 10-year notes due November 9, 2026 (euro-denominated)	€600,000	674,217	724,310
0.750% 8-year notes due November 4, 2027 (euro denominated)	€500,000	561,293	603,107
6.65% 30-year debentures due June 1, 2028	$200,000	199,356	199,255
2.950% 10-year notes due November 4, 2029	$300,000	297,029	296,650
5.375% 30-year debentures due October 15, 2035	$300,000	296,559	296,309
6.60% 30-year notes due March 15, 2038	$250,000	248,166	248,053
5.375% 30-year notes due March 1, 2041	$350,000	344,705	344,429
Total long-term debt		$3,018,714	$3,108,829
(1) Carrying amount is net of unamortized debt discount and deferred debt issuance costs. Total unamortized debt discounts were $15.1 million and $17.6 million as of December 31, 2021 and 2020, respectively. Total deferred debt issuance costs were $12.5 million and $14.4 million as of December 31, 2021 and 2020, respectively.

The discounts are being amortized to interest expense using the effective interest method over the life of the issuances. The deferred issuance costs are amortized on a straight-line basis over the life of the debt, as this approximates the effective interest method.

As of December 31, 2021, the Company maintained a $1 billion five-year unsecured revolving credit facility (the “Credit Agreement”) with a syndicate of banks, which expires on October 4, 2024.  At the Company's election, loans under the Credit Agreement will bear interest at a base rate plus an applicable margin. The Credit Agreement requires the Company to pay a facility fee and imposes various restrictions on the Company such as, among other things, a requirement to maintain a minimum interest coverage ratio of EBITDA to consolidated net interest expense of not less than 3.0 to 1. The Company primarily uses this facility as liquidity back-up for its commercial paper program and for general corporate purposes. As of December 31, 2021, there were no outstanding borrowings under the Credit Agreement.

The Company was in compliance with all covenants in the Credit Agreement and other long-term debt covenants at December 31, 2021 and had an interest coverage ratio of consolidated EBITDA to consolidated net interest expense of 17.6 to 1.

As of December 31, 2021, the future maturities of long-term debt were as follows:

Future Maturities
2022	$—
2023	—
2024	—
2025	400,000
2026	679,810
2027 and thereafter	1,966,508
Total	$3,046,318

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
Letters of Credit and other Guarantees

As of December 31, 2021, the Company had approximately $155.9 million outstanding in letters of credit, surety bonds, and performance and other guarantees with financial institutions, which expire on various dates through 2029. These letters of credit and bonds are primarily issued as security for insurance, warranty and other performance obligations. In general, the Company would only be liable for the amount of these guarantees in the event of default in the performance of its obligations, the probability of which is believed to be remote.

13. Financial Instruments

Derivatives

The Company is exposed to market risk for changes in foreign currency exchange rates due to the global nature of its operations and certain commodity risks. In order to manage these risks, the Company has hedged portions of its forecasted sales and purchases, which occur within the next twelve months that are denominated in non-functional currencies, with currency forward contracts designated as cash flow hedges. At December 31, 2021 and 2020, the Company had contracts with U.S. dollar equivalent notional amounts of $180,929 and $173,674, respectively, to exchange foreign currencies, principally the euro, pound sterling, Swedish krona, Canadian dollar, Chinese yuan, and Swiss franc. The Company believes it is probable that all forecasted cash flow transactions will occur.

In addition, the Company had outstanding contracts at December 31, 2021 and 2020 with a total notional amount of $108,736 and $73,755, respectively, that are not designated as hedging instruments. These instruments are used to reduce the Company's exposure to operating receivables and payables that are denominated in non-functional currencies. Gains and losses on these contracts are recorded in other income, net in the Consolidated Statements of Earnings.

The following table sets forth the fair values of derivative instruments held by the Company as of December 31, 2021 and 2020 and the balance sheet lines in which they are recorded:

	Fair Value Asset (Liability)
	December 31, 2021	December 31, 2020	Balance Sheet Caption
Foreign currency forward	$2,825	$2,325	Prepaid and other current assets
Foreign currency forward	(433)	(2,057)	Other accrued expenses

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

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
Amounts recognized in other comprehensive earnings (loss) for the gains (losses) on net investment hedges were as follows:

	2021	2020	2019
Gain (loss) on euro-denominated debt	$94,003	$(119,298)	$22,449
Tax (expense) benefit	(20,976)	26,957	(4,714)
Net gain (loss) on net investment hedges, net of tax	$73,027	$(92,341)	$17,735
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

Level 3 inputs are unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The Company's assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 and 2020 were as follows:

	December 31, 2021	December 31, 2020
	Level 2	Level 2
Assets:
Foreign currency cash flow hedges	$2,825	$2,325
Liabilities:
Foreign currency cash flow hedges	433	2,057

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

The estimated fair value of long-term debt at December 31, 2021 and 2020 was $3,440,501 and $3,635,673, respectively. The estimated fair value of long-term debt is based on quoted market prices for similar instruments and is, therefore, classified as Level 2 within the fair value hierarchy.

The carrying values of cash equivalents, trade receivables, accounts payable and notes payable are reasonable estimates of their fair values as of December 31, 2021 and 2020 due to the short-term nature of these instruments.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
14. Income Taxes

Income taxes have been based on the following components of earnings before provision for income taxes in the Consolidated Statements of Earnings:

	Years Ended December 31,
	2021	2020	2019
Domestic	$835,773	$464,145	$448,301
Foreign	565,053	377,589	394,708
Total	$1,400,826	$841,734	$843,009

Income tax expense (benefit) for the years ended December 31, 2021, 2020 and 2019 is comprised of the following:

	Years Ended December 31,
	2021	2020	2019
Current:
U.S. federal	$150,990	$79,305	$71,069
State and local	28,106	13,312	16,709
Foreign	154,147	97,106	102,284
Total current	333,243	189,723	190,062
Deferred:
U.S. federal	(14,143)	2,777	(6,033)
State and local	3,165	(10,526)	1,770
Foreign	(45,257)	(23,691)	(20,708)
Total deferred	(56,235)	(31,440)	(24,971)
Total expense	$277,008	$158,283	$165,091

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
Differences between the effective income tax rate and the U.S. federal income statutory tax rate are as follows:

	Years Ended December 31,
	2021	2020	2019
U.S. federal income tax rate	21.0%	21.0%	21.0%
State and local taxes, net of federal income tax benefit	1.8	1.7	1.7
Foreign operations tax effect	(0.2)	(0.8)	(1.3)
Foreign tax credits	—	—	(0.1)
Foreign-derived intangible income	(0.8)	(1.1)	(1.0)
Share awards	(0.8)	(1.2)	(1.7)
Dispositions	0.3	—	1.2
Audit resolutions	(1.4)	(0.9)	0.3
Other	(0.1)	0.1	(0.5)
Effective tax rate	19.8%	18.8%	19.6%

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows:

	December 31, 2021	December 31, 2020
Deferred Tax Assets:
Accrued compensation, principally postretirement and other employee benefits	$61,388	$60,797
Accrued expenses, principally for state income taxes, interest and warranty	30,143	32,418
Net operating loss and other carryforwards	334,483	319,291
Inventories, principally due to reserves for financial reporting purposes and capitalization for tax purposes	28,698	23,723
Accounts receivable, principally due to allowance for doubtful accounts	9,988	7,118
Accrued insurance	4,708	4,165
Long-term liabilities, principally warranty, environmental and exit costs	3,043	2,273
Lease obligations	41,653	40,984
Total gross deferred tax assets	514,104	490,769
Valuation allowance	(306,066)	(287,679)
Total deferred tax assets, net of valuation allowances	$208,038	$203,090
Deferred Tax Liabilities:
Intangible assets, principally due to different tax and financial reporting bases and amortization lives	$(392,208)	$(387,897)
Property, plant and equipment, principally due to differences in depreciation	(77,918)	(62,667)
Lease right-of-use assets	(40,181)	(38,742)
Other liabilities	(28,786)	9,992
Total gross deferred tax liabilities	(539,093)	(479,314)
Net deferred tax liability	$(331,055)	$(276,224)

Classified as follows in the Consolidated Balance Sheets:
Other assets and deferred charges	$33,062	$22,199
Deferred income taxes	(364,117)	(298,423)
	$(331,055)	$(276,224)

As of December 31, 2021, the Company had non-U.S loss carryforwards of $1,128.7 million primarily resulting from non-operating activities. The entire balance of the non-U.S. losses as of December 31, 2021 is available to be carried forward, with $274.4 million of these losses expiring during the years 2022 through 2042. The remaining $854.3 million of such losses can be carried forward indefinitely.

The Company has $305.1 million of state tax loss carryovers as of December 31, 2021. The balance of the state losses as of December 31, 2021 is available for carry over, with $289.3 million of these losses expiring during the years 2022 and 2042, and the remaining $15.8 million being carried over indefinitely.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
The Company maintains valuation allowances by jurisdiction against the deferred tax assets related to certain of these carryforwards for which it is more likely than not that some portion or all will not be realized.

Unrecognized Tax Benefits

The Company files federal, state, local and foreign tax returns. The Company is routinely audited by the tax authorities in these jurisdictions, and a number of audits are currently underway. It is reasonably possible during the next twelve months that uncertain tax positions may be settled, which could result in a decrease in the gross amount of unrecognized tax benefits. This decrease may result in an income tax benefit. Due to the potential for resolution of federal, state and foreign examinations, and the expiration of various statutes of limitation, the Company's gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $30.6 million. All significant federal, state, local and international matters have been concluded through 2016. The Company believes adequate provision has been made for all income tax uncertainties.

The following table is a reconciliation of the beginning and ending balances of the Company’s unrecognized tax benefits:

Total
Unrecognized tax benefits at January 1, 2019	$93,461
Additions based on tax positions related to the current year	4,493
Additions for tax positions of prior years	6,668
Reductions for tax positions of prior years	(9,217)
Cash settlements	(922)
Lapse of statutes	(11,269)
Unrecognized tax benefits at December 31, 2019	83,214
Additions based on tax positions related to the current year	3,134
Additions for tax positions of prior years	5,490
Reductions for tax positions of prior years	(3,599)
Cash settlements	(6,214)
Lapse of statutes	(9,687)
Unrecognized tax benefits at December 31, 2020 (1)	72,338
Additions based on tax positions related to the current year	5,859
Additions for tax positions of prior years	3,784
Reductions for tax positions of prior years	(13,008)
Cash settlements	(1,490)
Lapse of statutes	(2,831)
Unrecognized tax benefits at December 31, 2021 (1)	$64,652
(1) If recognized, the net amount of potential tax benefits that would impact the Company’s effective tax rate is $58.0 million. During the years ended December 31, 2021, 2020 and 2019, the Company recorded income of $2.7 million, $0.1 million and $0.6 million, respectively, as a component of provision for income taxes related to the accrued interest and penalties on net reductions to unrecognized tax benefits. The Company had accrued interest and penalties of $15.1 million at December 31, 2021 and $17.8 million at December 31, 2020, which are not included in the above table.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
15. Equity and Cash Incentive Program

The Company's share-based awards are typically granted annually at its regularly scheduled first quarter Compensation Committee meeting. For the years presented herein, employee awards were made pursuant to the terms of the Company's 2021 Omnibus Incentive Plan (the "2021 Plan") and 2012 Equity and Cash Incentive Plan (the "2012 Plan").

On May 7, 2021, the shareholders approved the 2021 Plan, to replace the 2012 Plan, which otherwise would have terminated according to its terms on May 3, 2022. Upon approval of the 2021 Plan, no additional awards could be granted under the 2012 Plan, and the remaining 4,888,197 shares available for additional award grant purposes under the former 2012 Plan became available for issuance under the 2021 Plan. The 2021 Plan provides for stock options and stock-settled appreciation rights ("SARs"), restricted stock awards, restricted stock unit awards, performance share awards, cash performance awards, directors' shares and deferred stock units. Under the 2021 Plan, a total of 8,300,000 newly authorized shares of common stock are reserved for issuance, resulting in a total of 13,188,197 authorized shares available for issuance. These shares are subject to adjustments resulting from stock dividends, stock splits, recapitalizations, reorganizations and other similar changes.

Under the 2012 Plan, which was approved by shareholders on May 3, 2012 to replace the 2005 Equity and Cash Incentive Plan (the "2005 Plan"), a total of 17,000,000 shares of common stock were reserved for grants (stock options and SARs, restricted stock unit awards, performance share awards, cash performance awards, directors' shares and deferred stock units) to key personnel. Of these 17,000,000 shares, 4,888,197 shares remained available under the 2012 Plan as of the date that shareholders approved the 2021 Plan, and those remaining shares became available for issuance under the 2021 Plan.

Officers and other key employees, as well as non-employee directors, are eligible to participate in the 2021 Plan, and were also eligible under the 2012 Plan, which had a ten-year term between May 3, 2012 to May 3, 2022.

Stock-based compensation costs are reported within selling, general and administrative expenses in the Consolidated Statements of Earnings. The following table summarizes the Company’s compensation expense relating to all stock-based incentive plans:

	Years Ended December 31,
	2021	2020	2019
Pre-tax stock-based compensation expense	$31,111	$25,026	$29,702
Tax benefit	(2,859)	(2,731)	(2,490)
Total stock-based compensation expense, net of tax	$28,252	$22,295	$27,212

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

In 2021, 2020 and 2019, the Company issued SARs covering 413,173, 390,780 and 615,089 shares, respectively. The fair value of each SAR grant was estimated on the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	2021	2020	2019
Risk-free interest rate	0.59%	1.44%	2.51%
Dividend yield	1.62%	1.65%	2.13%
Expected life (years)	5.5	5.5	5.6
Volatility	30.49%	22.76%	22.35%
Grant price	$122.73	$119.86	$91.20
Fair value at date of grant	$29.08	$22.54	$17.55

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

A summary of activity relating to SARs granted under the 2021 Plan and the predecessor plans for the year ended December 31, 2021 is as follows:

	SARs
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at January 1, 2021	2,979,933	$79.36
Granted	413,173	122.73
Forfeited / expired	(89,899)	110.58
Exercised	(925,823)	69.99
Outstanding at December 31, 2021	2,377,384	89.49	6.5

Exercisable at December 31, 2021	1,125,435	$67.69	4.8

The following table summarizes information about outstanding SARs at December 31, 2021:

	SARs Outstanding				SARs Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Aggregate Intrinsic Value
$48.28 - $82.51	1,125,435	$67.69	4.8	$128,213	1,125,435	$67.69	4.8	$128,213
$84.94 - $119.86	868,923	$103.04	7.5	68,262	—	$—	0	—
$122.73 - $155.65	383,026	$122.82	9.1	22,516	—	$—	0	—
	2,377,384			$218,991	1,125,435			$128,213
Unrecognized compensation expense related to SARs not yet exercisable was $8,800 at December 31, 2021. This cost is expected to be recognized over a weighted average period of 1.7 years.

Other information regarding the exercise of SARs is listed below:

	2021	2020	2019
Fair value of SARs that became exercisable	$10,199	$8,585	$8,611
Aggregate intrinsic value of SARs exercised	$62,895	$55,031	$89,473

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

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
In 2021, 2020 and 2019, the Company issued performance shares covering 50,371, 49,056 and 35,172 shares, respectively.

The performance share awards granted in 2021 and 2020 are market condition awards as attainment is based on Dover's performance relative to its peer group (companies listed under the S&P 500 Industrials sector) for the relevant performance period. The performance period and vesting period for these awards is approximately three years. These awards were valued on the date of grant using the Monte Carlo simulation model (a binomial lattice-based valuation model), and are generally recognized ratably over the vesting period, and the fair value is not subject to change based on future market conditions. The assumptions used in determining the fair value of the performance shares granted in 2021 and 2020 were as follows:

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

The fair value and average attainment used in determining compensation cost of the performance shares issued in 2019 are as follows for the year ended December 31, 2021:

2019
Fair value per share at date of grant	$91.20
Average attainment rate reflected in expense	260.6%

A summary of activity for performance share awards for the year ended December 31, 2021 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2021	77,979	$138.14
Granted	50,371	148.29
Vested	(27,031)	91.37
Unvested at December 31, 2021	96,129	$156.88

Unrecognized compensation expense related to unvested performance shares as of December 31, 2021 was $7,743, which will be recognized over a weighted average period of 1.7 years.

Restricted Stock Units

The Company also has restricted stock authorized for grant. Common stock of the Company may be granted at no cost to certain officers and key employees. In general, restrictions limit the sale or transfer of these shares during a three-year period, and restrictions lapse proportionately over the three-year period. The Company granted 87,177, 83,512 and 124,929 of restricted stock units in 2021, 2020 and 2019, respectively. The fair value of these awards was determined using Dover's closing stock price on the date of grant, which were $122.73, $119.86, and $91.20 in 2021, 2020 and 2019, respectively.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
A summary of activity for restricted stock units for the year ended December 31, 2021 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2021	252,907	$93.43
Granted	87,177	122.73
Forfeited	(10,741)	114.85
Vested	(126,661)	91.75
Unvested at December 31, 2021	202,682	$107.03

Unrecognized compensation expense relating to unvested restricted stock units as of December 31, 2021 was $12,013, which will be recognized over a weighted average period of 1.3 years.

Directors' Shares

The Company issued the following shares to its non-employee directors as partial compensation for serving as directors of the Company:

	Years ended December 31,
	2021	2020	2019
Aggregate shares granted	7,917	9,854	10,838
Deferred stock units	(5,322)	(6,278)	(6,168)
Net shares issued	2,595	3,576	4,670

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

Litigation

A few of the Company’s subsidiaries are involved in legal proceedings relating to the cleanup of waste disposal sites identified under federal and state statutes which provide for the allocation of such costs among “potentially responsible parties.” In each instance, the extent of the Company’s liability appears to be relatively insignificant in relation to the total projected expenditures and the number of other “potentially responsible parties” involved and is anticipated to be immaterial to the Company. In addition, a few of the Company’s subsidiaries are involved in ongoing remedial activities at certain current and former plant sites, in cooperation with regulatory agencies, and appropriate estimated liabilities have been established. See Note 10 — Accrued Expenses and Other Liabilities for additional details.

The Company and some of its subsidiaries are also parties to a number of other legal proceedings incidental to their businesses. These proceedings primarily involve claims by private parties alleging injury arising out of use of the Company’s products, patent infringement, employment matters and commercial disputes. Management and legal counsel, at least quarterly, review the probable outcome of such proceedings, the costs and expenses reasonably expected to be incurred and currently accrued to-date and consider the availability and extent of insurance coverage. The Company has estimated liabilities for these other legal matters that are probable and estimable, and at December 31, 2021 and 2020, these liabilities were immaterial. While it is not possible at this time to predict the outcome of these legal actions, in the opinion of management, based on the aforementioned reviews, the Company is not currently involved in any legal proceedings which, individually or in the aggregate, could have a material effect on its financial position, results of operations, or cash flows.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
17. Employee Benefit Plans

The Company offers defined contribution retirement plans which cover the majority of its U.S. employees, as well as employees in certain other countries. The Company’s expense relating to defined contribution plans was $59,719, $52,629 and $50,031 for the years ended December 31, 2021, 2020 and 2019, respectively.

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

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
Obligations and Funded Status

The following tables summarize the change in benefit obligations, change in plan assets, and funded status associated with the Company's significant defined benefit plans and the amounts recognized in the consolidated balance sheets at December 31, 2021 and 2020:

	Qualified Defined Benefits				Non-Qualified Supplemental Benefits
	U.S. Plan		Non-U.S. Plans
	2021	2020	2021	2020	2021	2020
Change in benefit obligation:
Benefit obligation at beginning of year	$524,181	$490,228	$340,829	$296,534	$51,194	$60,183
Service cost	7,134	6,824	5,749	5,345	1,561	1,272
Interest cost	13,605	16,272	3,590	3,697	1,232	1,765
Plan participants' contributions	—	—	2,009	1,707	—	—
Benefits paid	(18,221)	(36,303)	(7,519)	(8,613)	(5,331)	(12,324)
Actuarial (gain) loss(1)	(19,393)	47,160	(20,766)	19,558	(4,568)	298
Amendments	—	—	1,828	(1,401)	—	—
Settlements and curtailments	(28,960)	—	(3,517)	(294)	(1,183)	—
Currency translation and other	—	—	(7,488)	24,296	—	—
Benefit obligation at end of year	478,346	524,181	314,715	340,829	42,905	51,194
Change in plan assets:
Fair value of plan assets at beginning of year	606,896	550,238	212,748	185,590	—	—
Actual return on plan assets	13,385	92,961	10,664	13,560	—	—
Company contributions	—	—	8,121	7,315	6,262	12,324
Plan participants' contributions	—	—	2,009	1,707	—	—
Benefits paid	(18,221)	(36,303)	(7,519)	(8,613)	(5,331)	(12,324)
Settlements and curtailments	(28,960)	—	(2,287)	(294)	(931)	—
Currency translation and other	—	—	(4,059)	13,483	—	—
Fair value of plan assets at end of year	573,100	606,896	219,677	212,748	—	—
Funded (Unfunded) status	$94,754	$82,715	$(95,038)	$(128,081)	$(42,905)	$(51,194)
Amounts recognized in the consolidated balance sheets consist of:
Assets and Liabilities:
Other assets and deferred charges	$94,754	$82,715	$1,575	$653	$—	$—
Accrued compensation and employee benefits	—	—	(1,729)	(1,691)	(4,776)	(4,899)
Other liabilities (deferred compensation)	—	—	(94,884)	(127,043)	(38,129)	(46,295)
Total assets (liabilities)	94,754	82,715	(95,038)	(128,081)	(42,905)	(51,194)
Accumulated Other Comprehensive Loss (Earnings):
Net actuarial losses (gains)	33,545	49,386	50,878	80,472	(20,724)	(18,400)
Prior service cost (credit)	110	322	(1,303)	(3,632)	2,980	4,593
Tax (benefit) expense	(6,686)	(10,272)	(11,836)	(17,144)	3,840	2,961
Total accumulated other comprehensive loss (earnings), net of tax	26,969	39,436	37,739	59,696	(13,904)	(10,846)
Net amount recognized at December 31,	$121,723	$122,151	$(57,299)	$(68,385)	$(56,809)	$(62,040)

Accumulated benefit obligations	$471,871	$511,292	$302,929	$326,317	$41,110	$47,358
(1) The actuarial gains and losses were primarily due to discount rate fluctuations.

The Company’s net unfunded status at December 31, 2021 and 2020 includes net liabilities of $95,038 and $128,081, respectively, relating to the Company’s significant international qualified plans, some in locations where it is not economically advantageous to pre-fund the plans due to local regulations. The majority of the international obligations relate to defined pension plans operated by the Company’s businesses in Germany, France, the United Kingdom, Italy, and Switzerland.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
The accumulated benefit obligation for all defined benefit pension plans was $815,910 and $884,967 at December 31, 2021 and 2020, respectively. Pension plans with projected benefit obligations and accumulated benefit obligations in excess of plan assets consist of the following at December 31, 2021 and 2020:

	2021	2020
Projected benefit obligation (PBO)	$244,837	$383,244
Accumulated benefit obligation (ABO)	234,820	364,895
Fair value of plan assets	106,519	203,314

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

Components of the net periodic benefit cost were as follows:

Defined Benefit Plans

	Qualified Defined Benefits						Non-Qualified Supplemental Benefits
	U.S. Plan			Non-U.S. Plans
	2021	2020	2019	2021	2020	2019	2021	2020	2019
Service cost	$7,134	$6,824	$7,016	$5,749	$5,345	$5,665	$1,561	$1,272	$1,942
Interest cost	13,605	16,272	19,026	3,590	3,697	5,101	1,232	1,765	2,670
Expected return on plan assets	(28,980)	(31,475)	(34,136)	(7,188)	(6,837)	(6,220)	—	—	—
Amortization of:
Prior service cost (credit)	212	227	303	(453)	(493)	(398)	1,531	1,695	2,811
Recognized actuarial loss (gain)	10,012	7,536	—	3,938	3,047	3,109	(1,672)	(1,857)	(2,280)
Settlement and curtailment loss (gain)	2,031	—	—	194	25	961	(743)	—	—
Net periodic expense (benefit)	$4,014	$(616)	$(7,791)	$5,830	$4,784	$8,218	$1,909	$2,875	$5,143

Assumptions

The Company determines actuarial assumptions on an annual basis. The weighted average assumptions used in determining the benefit obligations were as follows:

	Qualified Defined Benefits				Non-Qualified Supplemental Benefits
	U.S. Plan		Non-U.S. Plans
	2021	2020	2021	2020	2021	2020
Discount rate	2.95%	2.65%	1.18%	0.79%	2.90%	2.45%
Average wage increase	4.00%	4.00%	1.53%	1.51%	4.50%	4.50%

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
The weighted average assumptions used in determining the net periodic benefit cost were as follows:

	Qualified Defined Benefits						Non- Qualified Supplemental Benefits
	U.S. Plan			Non-U.S. Plans
	2021	2020	2019	2021	2020	2019	2021	2020	2019
Discount rate	2.65%	3.40%	4.35%	0.79%	1.18%	1.83%	2.45%	3.20%	4.30%
Average wage increase	4.00%	4.00%	4.00%	1.51%	1.80%	2.10%	4.50%	4.50%	4.50%
Expected return on plan assets	5.60%	6.30%	6.80%	3.40%	3.69%	3.67%	na	na	na

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

The assets of the plans are invested to achieve an appropriate return for the plans consistent with a prudent level of risk. The plans' long-term investment objective is to generate investment returns that provide adequate assets to meet all benefit obligations in accordance with applicable regulations. The expected return on assets assumption used for net periodic benefit cost is developed through analysis of historical and forecasted market returns, statistical analysis, current market conditions and the past experience of plan asset investments.

The Company’s actual and target weighted average asset allocation for our U.S. Qualified Defined Benefits Plan was as follows:

	2021	2020	Current Target
Return-seeking investments	29%	22%	30%
Liability hedging investments	69%	77%	70%
Other	2%	1%	—%
Total	100%	100%	100%

Return-seeking investments include diversified foreign and domestic equities, U.S. high yield fixed income investments, and emerging market debt. Liability hedging investments primarily include a diversified portfolio of U.S. long duration fixed income assets. While the non-U.S. investment policies are different for each country, the long-term objectives are generally the same as for the U.S. pension assets.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
The fair values of both U.S. and non-U.S. pension plan assets by asset category within the fair value hierarchy (as defined in Note 13 — Financial Instruments) were as follows:

	U.S. Qualified Defined Benefits Plan
	12/31/2021			12/31/2020
	Level 1	Level 2	Total Fair Value	Level 1	Level 2	Total Fair Value
Corporate bonds	$—	$316,367	$316,367	$—	$329,800	$329,800
Government securities	—	73,115	73,115	8,533	72,018	80,551
Interest-bearing cash and short-term investments	3,227	—	3,227	3,117	—	3,117
Total investments at fair value	3,227	389,482	392,709	11,650	401,818	413,468
Investments measured at net asset value*
Collective funds	—	—	167,551	—	—	180,103
Short-term investment funds	—	—	12,840	—	—	13,325
Total investments	$3,227	$389,482	$573,100	$11,650	$401,818	$606,896

	Non-U.S. Plans
	12/31/2021				12/31/2020
	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Common stocks	$58,054	$—	$—	$58,054	$52,865	$—	$—	$52,865
Fixed income investments	—	27,034	—	27,034	—	26,068	—	26,068
Mutual funds	30,675	—	—	30,675	29,413	—	—	29,413
Cash and cash equivalents	3,634	—	—	3,634	2,822	—	—	2,822
Other	—	2,877	20,252	23,129	—	1,181	21,276	22,457
Total investments at fair value	92,363	29,911	20,252	142,526	85,100	27,249	21,276	133,625
Investments measured at net asset value*
Collective funds	—	—	—	72,235	—	—	—	74,138
Other	—	—	—	4,916	—	—	—	4,985
Total investments	$92,363	$29,911	$20,252	$219,677	$85,100	$27,249	$21,276	$212,748
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

Fixed income investments include bonds and notes, which are valued based on quoted market prices, as well as investments in other government and municipal securities and corporate bonds, which are valued based on yields currently available on comparable securities of issuers with similar credit ratings.

Mutual funds are categorized as either Level 1, 2 or Net Asset Value ("NAV") as a practical expedient depending on the nature of the observable inputs. Collective funds and short-term investment funds are valued using NAV as a practical expedient as of the last business day of the year. The NAV is based on the underlying value of the assets owned by the fund, minus its liabilities, and then divided by the number of shares outstanding.

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

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

The fair value measurement of plan assets using significant unobservable inputs (Level 3) changed during 2020 and 2021, due to the following:

Level 3
Balance at December 31, 2019	$18,597
Actual return on plan assets:
Relating to assets still held at December 31, 2020	349
Relating to assets sold during the period	6
Purchases	1,715
Sales and settlements	(1,111)
Foreign currency translation	1,720
Balance at December 31, 2020	21,276
Actual return on plan assets:
Relating to assets still held at December 31, 2021	48
Relating to assets sold during the period	—
Purchases	1,664
Sales and settlements	(2,158)
Foreign currency translation	(578)
Balance at December 31, 2021	$20,252

Future Estimates

Benefit Payments

Estimated future benefit payments to retirees, which reflect expected future service except to the extent frozen, are as follows:

	Qualified Defined Benefits		Non-Qualified Supplemental Benefits
	U.S. Plan	Non-U.S. Plans
2022	$36,495	$11,003	$4,845
2023	33,845	11,554	4,039
2024	34,445	12,872	5,699
2025	32,670	11,534	2,297
2026	31,727	12,674	5,856
2027 - 2031	134,159	72,555	15,140

Contributions

In 2022, the Company expects to make payments of approximately $7.7 million to its non-US plans and $4.8 million to its non-qualified U.S. plan. No payments are expected for the qualified U.S. plan in 2022.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
18. Accumulated Other Comprehensive Earnings (Loss)

The components of accumulated other comprehensive earnings (loss) are as follows:

	December 31, 2021	December 31, 2020
Cumulative foreign currency translation adjustments	$(107,130)	$(66,802)
Pension and other postretirement benefit plans	(50,448)	(88,126)
Changes in fair value of cash flow hedges and other	3,526	1,674
	$(154,052)	$(153,254)

Amounts reclassified from accumulated other comprehensive earnings (loss) to earnings (loss) during the year ended December 31, 2021, 2020 and 2019 were as follows:

	Years Ended December 31,
	2021	2020	2019
Foreign currency translation:
Reclassification of foreign currency translation losses to earnings	$—	$—	$25,339
Tax benefit	—	—	—
Net of tax	$—	$—	$25,339
Pension and other postretirement benefit plans:
Amortization of actuarial losses	$12,278	$8,583	$759
Amortization of prior service costs and transition obligation	1,304	1,442	2,729
Settlement and curtailment	1,482	25	961
Total before tax	15,064	10,050	4,449
Tax benefit	(3,423)	(2,184)	(906)
Net of tax	$11,641	$7,866	$3,543
Cash flow hedges:
Net gains reclassified into earnings	$(6,271)	$(817)	$(186)
Tax expense	1,400	185	39
Net of tax	$(4,871)	$(632)	$(147)

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

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
19. Segment Information

The Company categorizes its operating companies into five reportable segments: Engineered Products, Clean Energy & Fueling, Imaging & Identification, Pumps & Process Solutions, and Climate & Sustainability Technologies. The Company's businesses are structured around similar business models, go-to market strategies, manufacturing practices and product categories which increases management efficiency and better aligns Dover's operations with its strategic initiatives and capital allocation priorities, and provides greater transparency about performance. Operating segments are defined as the components of an enterprise for which separate financial information is available, engages in business activities from which it may recognize revenues and incur expenses, and regularly evaluated by the entity's chief operating decision maker or decision-making group, which is composed of Dover's executive leadership team, in making resource allocation decisions and evaluating performance.

The five reportable segments are as follows:

•Engineered Products segment provides a wide range of equipment, components, software, solutions and services vehicle aftermarket, waste handling, industrial automation, aerospace and defense, industrial winch and hoist, and fluid dispensing end-markets.

•Clean Energy & Fueling segment provides components, equipment, and software and service solutions enabling safe transport of traditional and clean fuels and other hazardous substances along the supply chain, as well as the safe and efficient operation of convenience retail, retail fueling and vehicle wash establishments.

•Imaging & Identification segment supplies precision marking and coding, product traceability and digital textile printing equipment, as well as related consumables, software and services to the global packaged and consumer goods, pharmaceutical, industrial manufacturing, fashion and apparel and other end-markets.

•Pumps & Process Solutions segment manufactures specialty pumps and flow meters, fluid connecting solutions, plastics and polymer processing equipment, and highly engineered precision components for rotating and reciprocating machines serving single-use biopharmaceutical production, diversified industrial manufacturing, polymer processing, midstream and downstream oil and gas and other end-markets.

•Climate & Sustainability Technologies segment is a provider of innovative and energy-efficient equipment and systems that serve the commercial refrigeration, heating and cooling and beverage container-making equipment markets.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
Segment financial information and a reconciliation of segment results to consolidated results follows:

	Years Ended December 31,
	2021	2020	2019
Revenue:
Engineered Products	$1,780,827	$1,531,277	$1,697,557
Clean Energy & Fueling	1,648,153	1,476,282	1,620,177
Imaging & Identification	1,163,367	1,038,178	1,084,471
Pumps & Process Solutions	1,708,634	1,324,003	1,338,528
Climate & Sustainability Technologies	1,608,175	1,316,090	1,396,617
Intercompany eliminations	(2,075)	(2,070)	(953)
Total consolidated revenue	$7,907,081	$6,683,760	$7,136,397
Net earnings:
Segment earnings (EBIT): (1)
Engineered Products (2)	$285,511	$238,167	$291,848
Clean Energy & Fueling	271,388	236,974	231,873
Imaging & Identification	237,147	193,473	229,484
Pumps & Process Solutions (3)	546,863	305,276	240,081
Climate & Sustainability Technologies (4)	322,622	102,872	118,832
Total segment earnings (EBIT)	1,663,531	1,076,762	1,112,118
Corporate expense / other (5)	160,827	126,662	124,274
Interest expense	106,319	111,937	125,818
Interest income	(4,441)	(3,571)	(4,526)
Loss on extinguishment of debt	—	—	23,543
Earnings before provision for income taxes	1,400,826	841,734	843,009
Provision for income taxes	277,008	158,283	165,091
Net earnings	$1,123,818	$683,451	$677,918
Segment margins:
Engineered Products (2)	16.0%	15.6%	17.2%
Clean Energy & Fueling	16.5%	16.1%	14.3%
Imaging & Identification	20.4%	18.6%	21.2%
Pumps & Process Solutions (3)	32.0%	23.1%	17.9%
Climate & Sustainability Technologies (4)	20.1%	7.8%	8.5%
Total Segments	21.0%	16.1%	15.6%
Net earnings	14.2%	10.2%	9.5%
Depreciation and amortization:
Engineered Products	$48,644	$42,603	$41,032
Clean Energy & Fueling	78,010	72,803	75,045
Imaging & Identification	38,510	38,378	30,530
Pumps & Process Solutions	69,075	72,191	67,584
Climate & Sustainability Technologies	48,634	46,541	51,360
Corporate	7,250	6,535	6,736
Consolidated total	$290,123	$279,051	$272,287
Capital expenditures:
Engineered Products	$48,453	$23,515	$38,049
Clean Energy & Fueling	25,167	26,903	21,780
Imaging & Identification	10,671	10,690	18,593
Pumps & Process Solutions	44,578	52,804	50,442
Climate & Sustainability Technologies	34,335	42,923	51,052
Corporate	8,261	8,857	6,888
Consolidated total	$171,465	$165,692	$186,804
(1) Segment earnings (EBIT) includes non-operating income and expense directly attributable to the segments. Non-operating income and expense includes gain on dispositions and other income, net.
(2) For the year ended December 31, 2021, includes a $24,723 gain related to the sale of RWB equity method investment.
(3) For the year ended December 31, 2019, includes a $46,946 loss on assets held for sale for Finder.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(4) For the year ended December 31, 2021, includes a pre-tax $181,615 gain on the disposition of UB, a $12,073 other than temporary impairment charge related to an equity method investment, and a $6,072 write-off of assets related to an exit from certain Latin America countries. For the year ended December 31, 2020, includes a $5,213 pre-tax gain on the sale of AMS Chino and a $3,640 write-off of assets.
(5) Certain expenses are maintained at the corporate level and not allocated to the segments. These expenses include executive and functional compensation costs, non-service pension costs, non-operating insurance expenses, shared business services overhead costs, deal related expenses and various administrative expenses relating to the corporate headquarters.

Selected financial information by segment (continued):

Total assets at December 31:	2021	2020
Engineered Products	$1,678,317	$1,482,430
Clean Energy & Fueling (6)	3,201,504	2,125,900
Imaging & Identification	1,871,039	1,919,223
Pumps & Process Solutions	1,709,852	1,591,441
Climate & Sustainability Technologies	1,358,118	1,320,950
Corporate (7)	584,797	712,130
Total assets	$10,403,627	$9,152,074
(6) Increase primarily driven by 2021 acquisitions. See Note 3 — Acquisitions for additional information.
(7) The significant portion of corporate assets are principally cash and cash equivalents.

	Revenue			Long-Lived Assets (8)
	Years Ended December 31,			At December 31,
	2021	2020	2019	2021	2020
United States	$4,305,957	$3,677,285	$3,806,033	$584,948	$518,679
Europe	1,797,138	1,482,520	1,571,901	283,952	289,657
Asia	901,141	745,150	863,050	62,210	61,235
Other Americas	612,751	535,091	625,707	20,627	21,174
Other	290,094	243,714	269,706	5,573	6,581
Consolidated total	$7,907,081	$6,683,760	$7,136,397	$957,310	$897,326
(8) Long-lived assets are comprised of net property, plant and equipment.

The U.S. was the largest geographical market for the Engineered Products, Clean Energy & Fueling, Pumps & Process Solutions, and Climate & Sustainability Technologies segments, and Europe was the largest market for the Imaging & Identification segment.

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

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
20. Earnings per Share

The following table sets forth a reconciliation of the information used in computing basic and diluted earnings per share:

	Years Ended December 31,
	2021	2020	2019
Net earnings	$1,123,818	$683,451	$677,918

Basic earnings per common share:
Net earnings	$7.81	$4.74	$4.67

Weighted average basic shares outstanding	143,923,000	144,050,000	145,198,000
Diluted earnings per common share:
Net earnings	$7.74	$4.70	$4.61

Weighted average diluted shares outstanding	145,273,000	145,393,000	146,992,000

The following table is a reconciliation of the share amounts used in computing earnings per share:

	Years Ended December 31,
	2021	2020	2019
Weighted average shares outstanding - Basic	143,923,000	144,050,000	145,198,000
Dilutive effect of assumed exercise of SARs and vesting of performance shares and RSUs	1,350,000	1,343,000	1,794,000
Weighted average shares outstanding - Diluted	145,273,000	145,393,000	146,992,000

Diluted earnings per share amounts are computed using the weighted average number of common shares outstanding and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of SARs and vesting of performance shares and RSUs, as determined using the treasury stock method. For the years ended December 31, 2021, 2020 and 2019, the weighted average number of anti-dilutive potential common shares excluded from the calculation above totaled 1,072, 30,378 and 28,096, respectively.

21. Stockholders' Equity

Share Repurchases

In November 2020, the Company's Board of Directors approved a new standing share repurchase authorization, whereby the Company may repurchase up to 20 million shares beginning on January 1, 2021 through December 31, 2023. This share repurchase authorization replaced the February 2018 share repurchase authorization.

The Company's prior February 2018 share repurchase authorization, whereby the Company was authorized to repurchase up to 20 million shares of its common stock, expired on December 31, 2020. Upon expiration, there were 7,380,879 shares remaining.

During the year ended December 31, 2021 and 2020 the Company repurchased 182,951 and 979,165 shares of common stock at a total cost of $21,637 and $106,279 or $118.27 and $108.54 per share, respectively.

As of December 31, 2021, 19,817,049 shares remain authorized for repurchase under the November 2020 share repurchase authorization.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2021, 2020 and 2019
(In thousands)

Deferred Tax Valuation Allowance	Balance at Beginning of Year	Additions	Reductions	Balance at End of Year

Year Ended December 31, 2021	$287,679	38,514	(20,127)	$306,066

Year Ended December 31, 2020	$244,153	49,130	(5,604)	$287,679

Year Ended December 31, 2019	$264,398	14,189	(34,434)	$244,153

LIFO Reserve	Balance at Beginning of Year	Charged to Cost and Expense	Reductions	Balance at End of Year

Year Ended December 31, 2021	$7,149	7,220	(1,214)	$13,155

Year Ended December 31, 2020	$11,428	357	(4,636)	$7,149

Year Ended December 31, 2019	$20,020	491	(9,083)	$11,428

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act were effective as of December 31, 2021 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the fourth quarter of 2021, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information with respect to the corporate governance matters required to be included pursuant to this Item 10 will be included in the 2022 Proxy Statement that will be filed with the Securities and Exchange Commission pursuant to Rule 14a-6 under the Exchange Act in accordance with applicable SEC deadlines, and is incorporated in this Item 10 by reference.

As set forth below is a list of the members of our Board of Directors as of February 11, 2022.

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
Former Executive Vice President & Chief Financial Officer, Family Dollar Stores, Inc.

1 Members of Audit Committee
2 Members of Compensation Committee
3 Members of Governance & Nominating Committee
4 Members of Finance Committee

The information with respect to Section 16(a) reporting compliance required to be included in this Item 10 will be included in our 2022 Proxy Statement and is incorporated in this Item 10 by reference.

The Company has adopted a code of ethics that applies to its chief executive officer and senior financial officers. A copy of this code of ethics can be found on our website at www.dovercorporation.com. In the event of any amendment to, or waiver from, the code of ethics, we will publicly disclose the amendment or waiver by posting the information on our website.

ITEM 11. EXECUTIVE COMPENSATION

The information with respect to executive compensation and the compensation committee required to be included pursuant to this Item 11 will be included in our 2022 Proxy Statement and is incorporated in this Item 11 by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information regarding security ownership of certain beneficial owners and management that is required to be included pursuant to this Item 12 will be included in our 2022 Proxy Statement and is incorporated in this Item 12 by reference.

Equity Compensation Plans

The Equity Compensation Plan Table below presents information regarding our equity compensation plans at December 31, 2021:

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (2)
Equity compensation plans approved by stockholders	2,676,195	$89.49	13,175,027
Equity compensation plans not approved by stockholders	—	—	—
Total	2,676,195	$89.49	13,175,027

1.Column (a) includes shares issuable pursuant to outstanding SARs, restricted stock units and performance share awards under the Company's 2021 Omnibus Incentive Plan (the "2021 Plan"), 2012 Equity and Cash Incentive Plan (the "2012 Plan"), and the 2005 Equity and Cash Incentive Plan (the "2005 Plan"). Performance shares are subject to satisfaction of the applicable performance criteria over a three-year performance period. Restricted stock unit and performance share awards are not reflected in the weighted exercise price in column (b) as these awards do not have an exercise price.

2.Column (c) consists of shares available for future issuance under the Company's the 2021 Plan. Under the 2021 Plan, the Company may grant stock options, SARs, restricted stock or restricted stock units, performance share awards, director shares, or deferred stock units. Under the 2021 Plan, the number of shares available for issuance will be reduced (i) by one share for each share issued pursuant to options or SARs and (ii) by three shares for each share of stock issued pursuant to restricted stock, restricted stock unit, performance share, director share, or deferred stock unit awards.

As of December 31, 2021, equity securities have been authorized for issuance to employees and/or non-employee directors under the 2021 Plan and its predecessor plans (the "2012 Plan" and "2005 Plan"). Although the 2012 and 2005 Plans have expired and no further awards may be granted under the Plans, there remain outstanding stock-settled appreciation rights, restricted stock units, and performance share awards under the 2012 and 2005 Plans, which are reflected in Column (a) of the table.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information with respect to any director independence, related party transaction policies and any reportable transaction, business relationship, or indebtedness between the Company and the beneficial owners of more than 5% of the Common Stock, the directors or nominees for director of the Company, the executive officers of the Company, or the members of the immediate families of such individuals that are required to be included pursuant to this Item 13 will be included in the 2022 Proxy Statement and is incorporated in this Item 13 by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information with respect to the Company’s relationship with its independent registered public accounting firm and fees paid thereto required to be included pursuant to this Item 14 will be included in the 2022 Proxy Statement and is incorporated in this Item 14 by reference.

The information with respect to audit committee pre-approval policies and procedures required to be included pursuant to this Item 14 will be included in the 2022 Proxy Statement and is incorporated in this Item 14 by reference.

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
(10.1)
Five-Year Credit Agreement, dated as of October 4, 2019, among the Company, the Borrowing Subsidiaries party thereto from time to time, the Lenders party thereto, and JPMorgan Chase Bank, N.A, as Administrative Agent, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 10, 2019 (SEC File No. 001-04018), is incorporated by reference.

(10.2)
Employee Matters Agreement, dated May 9, 2018, by and between Dover Corporation and Apergy Corporation, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 11, 2018 (SEC File No. 001-04018), is incorporated by reference.

(10.3)
Tax Matters Agreement, dated May 9, 2018, by and between Dover Corporation and Apergy Corporation, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 11, 2018 (SEC File No. 001-04018), is incorporated by reference.

(10.4)
Dover Corporation Executive Officer Annual Incentive Plan, as amended and restated as of January 1, 2009, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed May 13, 2009 (SEC File No. 001-04018), is incorporated by reference.*

(10.5)
First Amendment to the Dover Corporation Executive Officer Annual Incentive Plan, as amended November 14, 2019, filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019 (SEC File No. 001-04018), is incorporated by reference.*

(10.6)
Dover Corporation Deferred Compensation Plan, as amended and restated as of September 21, 2020, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2020 (SEC File No. 001-04018), is incorporated by reference.*

(10.7)
Dover Corporation Pension Replacement Plan (formerly the Supplemental Executive Retirement Plan), as amended and restated as of January 1, 2010, filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009 (SEC File No. 001-04018), is incorporated by reference.*

(10.8)
First Amendment to the Dover Corporation Pension Replacement Plan, as amended and restated as of January 1, 2010, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2013 (SEC File No. 001-04018), is incorporated by reference.*

(10.9)
Second Amendment, dated as of November 28, 2016, to the Dover Corporation Pension Replacement Plan, as amended and restated as of January 1, 2010, filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2016 (SEC File No. 001-04018), is incorporated by reference.*

(10.10)
Third Amendment, dated as of May 8, 2018, to the Dover Corporation Pension Replacement Plan, as amended and restated as of January 1, 2010, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2018 (SEC File No. 001-04018), is incorporated by reference.*

(10.11)
Dover Corporation Executive Severance Plan (as amended and restated effective August 5, 2021), filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 11, 2021 (SEC File No. 001-04018) is incorporated by reference.*

(10.12)
Dover Corporation Senior Executive Change-in-Control Severance Plan (as amended and restated effective August 5, 2021), filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed August 11, 2021 (SEC File No. 001-04018) is incorporated by reference.*

(10.13)
Dover Corporation 2005 Equity and Cash Incentive Plan, amended and restated as of January 1, 2009, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 13, 2009 (SEC File No. 001-04018), is incorporated by reference.*

(10.14)
Amendment No. 1 to the Dover Corporation 2005 Equity and Cash Incentive Plan (Amended and Restated as of January 1, 2009), filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014 (SEC File No. 001-04018), is incorporated by reference.*

(10.15)
Amendment No. 1 to the Dover Corporation 2012 Equity and Cash Incentive Plan, filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (SEC File No. 001-04018), is incorporated by reference.*

(10.16)
Form of award grant letter for SSAR grants made under the Dover Corporation 2005 Equity and Cash Incentive Plan, filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the period ended December 31, 2011 (SEC File No. 001-04018), is incorporated by reference.*

(10.17)
Dover Corporation 2012 Equity and Cash Incentive Plan, effective as of May 3, 2012, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2012 (SEC File No. 001-04018), is incorporated by reference.*

(10.18)
Amendment No. 2, adopted and effective as of August 6, 2014, to the Dover Corporation 2012 Equity and Cash Incentive Plan, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2014 (SEC File No. 001-04018), is incorporated by reference.*

(10.19)
Amendment Number 3, adopted and effective as of February 12, 2021, to the Dover Corporation 2012 Equity and Cash Incentive Plan, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2021 (SEC File No. 001-04018), is incorporated by reference.*

(10.20)
Form of award grant letter for SSAR grants made under the Dover Corporation 2012 Equity and Cash Incentive Plan, filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (SEC File No. 001-04018), is incorporated by reference.*

(10.21)
Form of award grant letter for SSAR grants made under the Dover Corporation 2012 Equity and Cash Incentive Plan, filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2014 (SEC File No. 001-04018), is incorporated by reference.*

(10.22)
Form of award grant letter for SSAR grants made under the Dover Corporation 2012 Equity and Cash Incentive Plan, filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K for the period ended December 31, 2014 (SEC File No. 001-04018), is incorporated by reference.*

(10.23)
Form of award grant letter for SSAR grants made under the Dover Corporation 2012 Equity and Cash Incentive Plan, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2016 (SEC File No. 001-04018), is incorporated by reference.*

(10.24)
Form of award grant letter for SSAR grants made under the Dover Corporation 2012 Equity and Cash Incentive Plan, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2017 (SEC File No. 001-04018), is incorporated by reference.*

(10.25)
Form of award grant letter for SSAR grants made under the Dover Corporation 2012 Equity and Cash Incentive Plan, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2018 (SEC File No. 001-04018), is incorporated by reference.*

(10.26)
Form of award grant letter for SSAR grants made under the Dover Corporation 2012 Equity and Cash Incentive Plan, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2019 (SEC File No. 001-04019), is incorporated by reference.*

(10.27)
Form of award grant letter for SSAR grants made under the Dover Corporation 2012 Equity and Cash Incentive Plan, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2020 (SEC File No. 001-04019), is incorporated by reference.*

(10.28)
Form of 2021 award grant letter for SSAR grants made under the Dover Corporation 2012 Equity and Cash Incentive Plan filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2021 (SEC File No. 001-04018), is incorporated by reference.*

(10.29)
Form of award grant letter for cash performance awards made under the Dover Corporation 2012 Equity and Cash Incentive Plan, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2019 (SEC File No. 001-04018), is incorporated by reference.*

(10.30)
Form of award grant letter for cash performance awards made under the Dover Corporation 2012 Equity and Cash Incentive Plan, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2020 (SEC File No. 001-04018), is incorporated by reference.*

(10.31)
Form of award grant letter for cash performance awards made under the Dover Corporation 2012 Equity and Cash Incentive Plan, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2020 (SEC File No. 001-04018), is incorporated by reference.*

(10.32)
Form of award grant letter for performance share awards made under the Dover Corporation 2012 Equity and Cash Incentive Plan, filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2019 (SEC File No. 001-04018), is incorporated by reference.*

(10.33)
Form of award grant letter for performance share awards made under the Dover Corporation 2012 Equity and Cash Incentive Plan, filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2020 (SEC File No. 001-04018), is incorporated by reference.*

(10.34)
Form of 2021 award grant letter for performance share awards made under the Dover Corporation 2012 Equity and Cash Incentive Plan filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2021 (SEC File No. 001-04018), is incorporated by reference.*

(10.35)
Form of Restricted Stock Unit Award Letter under the Dover Corporation 2012 Equity and Cash Incentive Plan, filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2018 (SEC File No. 001-04018), is incorporated by reference.*

(10.36)
Form of Restricted Stock Unit Award Letter under the Dover Corporation 2012 Equity and Cash Incentive Plan, filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2019 (SEC File No. 001-04018), is incorporated by reference.*

(10.37)
Form of Restricted Stock Unit Award Letter under the Dover Corporation 2012 Equity and Cash Incentive Plan, filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2020 (SEC File No. 001-04018), is incorporated by reference.*

(10.38)
Form of 2021 award grant letter for RSU awards made under the Dover Corporation 2012 Equity and Cash Incentive Plan filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2021 (SEC File No. 001-04018), is incorporated by reference.*

(10.39)	Dover Corporation 2021 Omnibus Incentive Plan, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 10, 2021 (SEC File No. 001-04018), is incorporated by reference.*
(10.40)	Form of 2021 award grant letter for SSAR grants made under the Dover Corporation 2021 Omnibus Incentive Plan*(1)
(10.41)	Form of 2021 award grant letter for RSU awards made under the Dover Corporation 2021 Omnibus Incentive Plan*(1)
(10.42)	Form of 2021 award grant letter for cash performance awards made under the Dover Corporation 2021 Omnibus Incentive Plan*(1)
(10.43)	Form of 2022 award grant letter for SSAR grants made under the Dover Corporation 2021 Omnibus Incentive Plan*(1)
(10.44)	Form of 2022 award grant letter for RSU awards made under the Dover Corporation 2021 Omnibus Incentive Plan*(1)
(10.45)	Form of 2022 award grant letter for cash performance awards made under the Dover Corporation 2021 Omnibus Incentive Plan*(1)
(10.46)	Form of 2022 award grant letter for performance share awards made under the Dover Corporation 2021 Omnibus Incentive Plan *(1)
(10.47)
Employment Agreement of Richard J. Tobin dated March 16, 2018, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 20, 2018 (SEC File No. 001-04018), is incorporated by reference.*

(10.48)
Amendment to Employment Agreement of Richard J. Tobin, dated as of February 19, 2021, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 19, 2021 (SEC File No. 001-04018), is incorporated by reference.*

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
(101)
The following materials from Dover Corporation's Annual Report on Form 10-K for the year ended December 31, 2021 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Earnings, (ii) Consolidated Statements of Comprehensive Earnings (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements. (1)

(104)	Cover Page formatted in Inline XBRL and contained in Exhibit 101. (1)

*	Executive compensation plan or arrangement.
(1)	Filed herewith.

ITEM 16. FORM 10-K SUMMARY

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

DOVER CORPORATION

/s/ Richard J. Tobin
Richard J. Tobin
President and Chief Executive Officer
Date:	February 11, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated. Each of the undersigned, being a director or officer of Dover Corporation (the “Company”), hereby constitutes and appoints Richard J. Tobin, Brad M. Cerepak and Ivonne M. Cabrera and each of them (with full power to each of them to act alone), his or her true and lawful attorney-in-fact and agent for him or her and in his or her name, place and stead in any and all capacities, to sign the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 under the Securities Exchange Act of 1934, as amended, and any and all amendments thereto, and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission and any other appropriate authority, granting unto such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing required and necessary to be done in and about the premises in order to effectuate the same as fully to all intents and purposes as he or she might or could do if personally present, hereby ratifying and confirming all that such attorneys-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ Michael F. Johnston	Chairman, Board of Directors	February 11, 2022
Michael F. Johnston

/s/ Richard J. Tobin	Chief Executive Officer, President and Director (Principal Executive Officer)	February 11, 2022
Richard J. Tobin

/s/ Brad M. Cerepak	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 11, 2022
Brad M. Cerepak

/s/ Ryan W. Paulson	Vice President, Controller (Principal Accounting Officer)	February 11, 2022
Ryan W. Paulson

/s/ Deborah L. DeHaas	Director	February 11, 2022
Deborah L. DeHaas

/s/ H. John Gilbertson, Jr.	Director	February 11, 2022
H. John Gilbertson, Jr.

/s/ Kristiane C. Graham	Director	February 11, 2022
Kristiane C. Graham

Signature	Title	Date

/s/ Eric A. Spiegel	Director	February 11, 2022
Eric A. Spiegel

/s/ Stephen M. Todd	Director	February 11, 2022
Stephen M. Todd

/s/ Stephen K. Wagner	Director	February 11, 2022
Stephen K. Wagner

/s/ Keith E. Wandell	Director	February 11, 2022
Keith E. Wandell

/s/ Mary A. Winston	Director	February 11, 2022
Mary A. Winston