Form 10-Q
period 2022-03-31
DOVER Corp
filed 2022-04-21
CIK 29905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☑
The number of shares outstanding of the Registrant’s common stock as of April 14, 2022 was 144,163,424.

Dover Corporation
Form 10-Q

Item 1. Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue	$2,051,901	$1,867,901
Cost of goods and services	1,308,707	1,146,353
Gross profit	743,194	721,548
Selling, general and administrative expenses	443,843	408,998
Operating earnings	299,351	312,550
Interest expense	26,552	26,823
Interest income	(775)	(680)
Other income, net	(2,129)	(2,843)
Earnings before provision for income taxes	275,703	289,250
Provision for income taxes	49,550	56,481
Net earnings	$226,153	$232,769

Net earnings per share:
Basic	$1.57	$1.62
Diluted	$1.56	$1.61
Weighted average shares outstanding:
Basic	144,087	143,765
Diluted	145,329	144,938

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net earnings	$226,153	$232,769
Other comprehensive (loss) earnings, net of tax
Foreign currency translation adjustments:
Foreign currency translation losses	(21,653)	(12,971)
Reclassification of foreign currency translation losses to earnings	5,915	—
Total foreign currency translation adjustments (net of $(8,431) and $(10,492) tax provision, respectively)	(15,738)	(12,971)
Pension and other post-retirement benefit plans:
Amortization of actuarial losses included in net periodic pension cost	360	2,374
Amortization of prior service costs included in net periodic pension cost	221	208
Total pension and other post-retirement benefit plans (net of $(208) and $(773) tax provision, respectively)	581	2,582
Changes in fair value of cash flow hedges:
Unrealized net gains arising during period	1,964	4,324
Net gains reclassified into earnings	(1,576)	(1,411)
Total cash flow hedges (net of $(112) and $(871) tax provision, respectively)	388	2,913
Other comprehensive (loss) earnings, net of tax	(14,769)	(7,476)
Comprehensive earnings	$211,384	$225,293

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$289,984	$385,504
Receivables, net	1,446,670	1,347,514
Inventories, net	1,322,347	1,191,095
Prepaid and other current assets	173,483	137,596
Total current assets	3,232,484	3,061,709
Property, plant and equipment, net	960,130	957,310
Goodwill	4,526,137	4,558,822
Intangible assets, net	1,311,688	1,359,522
Other assets and deferred charges	470,608	466,264
Total assets	$10,501,047	$10,403,627

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable	$113,480	$105,702
Accounts payable	1,136,553	1,073,568
Accrued compensation and employee benefits	203,416	302,978
Deferred revenue	245,274	227,549
Accrued insurance	101,157	101,448
Other accrued expenses	328,992	347,097
Federal and other income taxes	118,050	91,999
Total current liabilities	2,246,922	2,250,341
Long-term debt	2,981,922	3,018,714
Deferred income taxes	369,107	364,117
Noncurrent income tax payable	48,376	48,385
Other liabilities	524,944	532,542
Stockholders' equity:
Total stockholders' equity	4,329,776	4,189,528
Total liabilities and stockholders' equity	$10,501,047	$10,403,627

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except per share data)
(Unaudited)

	Common stock $1 par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total stockholders' equity
Balance at December 31, 2021	$259,457	$857,636	$9,445,245	$(154,052)	$(6,218,758)	$4,189,528
Net earnings	—	—	226,153	—	—	226,153
Dividends paid ($0.50 per share)	—	—	(72,203)	—	—	(72,203)
Common stock issued for the exercise of share-based awards	116	(10,162)	—	—	—	(10,046)
Stock-based compensation expense	—	11,113	—	—	—	11,113
Other comprehensive loss, net of tax	—	—	—	(14,769)	—	(14,769)
Balance at March 31, 2022	$259,573	$858,587	$9,599,195	$(168,821)	$(6,218,758)	$4,329,776

	Common stock $1 par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total stockholders' equity
Balance at December 31, 2020	$258,982	$868,882	$8,608,284	$(153,254)	$(6,197,121)	$3,385,773
Net earnings	—	—	232,769	—	—	232,769
Dividends paid ($0.495 per share)	—	—	(71,344)	—	—	(71,344)
Common stock issued for the exercise of share-based awards	356	(30,809)	—	—	—	(30,453)
Stock-based compensation expense	—	11,521	—	—	—	11,521
Common stock acquired	—	—	—	—	(21,637)	(21,637)
Other comprehensive loss, net of tax	—	—	—	(7,476)	—	(7,476)
Other, net	—	(9)	—	—	—	(9)
Balance at March 31, 2021	$259,338	$849,585	$8,769,709	$(160,730)	$(6,218,758)	$3,499,144

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating Activities:
Net earnings	$226,153	$232,769
Adjustments to reconcile net earnings to cash from operating activities:
Depreciation and amortization	79,003	73,806
Stock-based compensation expense	11,113	11,521
Reclassification of foreign currency translation losses to earnings	5,915	—
Other, net	(5,593)	(9,031)
Cash effect of changes in assets and liabilities:
Accounts receivable, net	(97,220)	(116,320)
Inventories	(136,722)	(75,421)
Prepaid expenses and other assets	(23,524)	(22,005)
Accounts payable	58,484	63,766
Accrued compensation and employee benefits	(98,602)	(34,894)
Accrued expenses and other liabilities	(1,463)	22,945
Accrued and deferred taxes, net	6,139	30,048
Net cash provided by operating activities	23,683	177,184
Investing Activities:
Additions to property, plant and equipment	(50,381)	(31,260)
Proceeds from sale of property, plant and equipment	3,177	5,845
Other	241	(4,157)
Net cash used in investing activities	(46,963)	(29,572)
Financing Activities:
Repurchase of common stock	—	(21,637)
Borrowings in commercial paper and notes payable, net	7,778	—
Dividends paid to stockholders	(72,203)	(71,344)
Payments to settle employee tax obligations on exercise of share-based awards	(10,046)	(30,453)
Other	(733)	(805)
Net cash used in financing activities	(75,204)	(124,239)
Effect of exchange rate changes on cash and cash equivalents	2,964	64
Net (decrease) increase in cash and cash equivalents	(95,520)	23,437
Cash and cash equivalents at beginning of period	385,504	513,075
Cash and cash equivalents at end of period	$289,984	$536,512

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

1. Basis of Presentation

The accompanying unaudited interim Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim periods and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America ("GAAP") for complete financial statements. These unaudited interim Condensed Consolidated Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes for Dover Corporation ("Dover" or the "Company") for the year ended December 31, 2021, included in the Company's Annual Report on Form 10-K filed with the SEC on February 11, 2022. The year-end Condensed Consolidated Balance Sheet was derived from audited financial statements.

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
Over 95% of the Company’s revenue is recognized at a point in time rather than over time as the Company completes its performance obligations. Specifically, revenue is recognized when control transfers to the customer, typically upon shipment or completion of installation, testing, certification, or other substantive acceptance provisions required under the contract. Less than 5% of the Company’s revenue is recognized over time and relates to the sale of equipment or services in which the Company transfers control of a good or service over time and the customer simultaneously receives and consumes the benefits provided by the Company's performance as the Company performs, or our performance creates or enhances an asset the customer controls as the asset is created or enhanced, or our performance does not create an asset with an alternative use to the Company and the Company has an enforceable right to payment for its performance to date plus a reasonable margin.

Revenue from contracts with customers is disaggregated by segment and geographic location, as they best depict the nature and amount of the Company’s revenue. See Note 16 — Segment Information for further details for revenue by segment and geographic location.
At March 31, 2022, we estimated that $303 million in revenue is expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. We expect to recognize approximately 80% of our unsatisfied (or partially unsatisfied) performance obligations as revenue through 2023, with the remaining balance to be recognized in 2024 and thereafter.

The following table provides information about contract assets and contract liabilities from contracts with customers:

	March 31, 2022	December 31, 2021	December 31, 2020
Contract assets	$14,359	$11,440	$15,020
Contract liabilities - current	245,274	227,549	184,845
Contract liabilities - non-current	27,985	21,513	13,921

The revenue recognized during the three months ended March 31, 2022 and 2021 that was included in contract liabilities at the beginning of the period, inclusive of adjustments, amounted to $104,008 and $104,617, respectively.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
3. Acquisitions

2022 Acquisitions

There were no acquisitions during the three months ended March 31, 2022.

2021 Acquisitions

There were no acquisitions during the three months ended March 31, 2021.

RegO

On December 28, 2021, the Company acquired 100% of the voting stock of ECI Holding Company, LLC ("RegO"), a provider of highly-engineered components and services that facilitate the production, storage, and distribution of cryogenic gases, for $624,693, net of cash acquired and inclusive of the impact of measurement period adjustments discussed below. In connection with this acquisition, the Company recorded goodwill of $154,445 deductible for income tax purposes and $118,075 non-deductible for income tax purposes. The Company also recorded intangible assets of $173,000 for customer intangibles, $40,000 for patents, and $21,000 for trademarks. The fair value of customer intangibles at the acquisition date was determined using the multi-period excess earnings method under the income approach. The fair value measurements of intangible assets are based on significant unobservable inputs and thus represent Level 3 inputs. Significant assumptions used in assessing the fair values of intangible assets include discounted future cash flows, customer attrition rates and discount rates. The fair value of assets acquired also includes trade receivables of $34,283. The gross amount is $34,612, of which $329 is expected to be uncollectible. The fair values of the assets acquired and liabilities assumed, and the related tax balances, are based on preliminary estimates and assumptions. These preliminary estimates and assumptions could change during the measurement period as the Company finalizes the valuations of the assets acquired and liabilities assumed, and the related tax balances. During the three months ended March 31, 2022, the Company recorded measurement period adjustments primarily related to its preliminary estimates of deferred taxes and property, plant and equipment. These adjustments are based on facts and circumstances that existed as of the acquisition date which resulted in a decrease in goodwill of $4,456.

The following presents the updated preliminary allocation of purchase price, net of cash acquired of $10,382, to the assets acquired and liabilities assumed under the RegO acquisition, based on their estimated fair values at their acquisition dates:

Total
Accounts receivable	$34,283
Inventories	77,775
Other current assets	2,958
Property, plant and equipment	52,873
Goodwill	272,520
Intangible assets	234,000
Other assets and deferred charges	884
Current liabilities	(20,152)
Non-current liabilities	(30,448)
Net assets acquired	$624,693

The amounts assigned to goodwill and major intangible asset classifications were as follows:

	Amount allocated	Useful life (in years)
Goodwill - tax deductible	$154,445	na
Goodwill - non-deductible	118,075	na
Customer intangibles	173,000	15
Patents	40,000	12
Trademarks	21,000	16
	$506,520

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

Acme Cryogenics

On December 16, 2021, the Company acquired 100% of the voting stock of Acme Cryo Intermediate Inc. ("Acme Cryogenics"), a provider of highly-engineered components and services that facilitate the production, storage, and distribution of cryogenic gases, for $292,285, net of cash acquired and inclusive of the impact of measurement period adjustments discussed below. In connection with this acquisition, the Company recorded goodwill of $167,269 non-deductible for income tax purposes. The Company also recorded intangible assets of $99,000 for customer intangibles, $21,800 for unpatented technology and $6,500 for trademarks. The fair value of customer intangibles at the acquisition date was determined using the multi-period excess earnings method under the income approach. The fair value measurements of intangible assets are based on significant unobservable inputs and thus represent Level 3 inputs. Significant assumptions used in assessing the fair values of intangible assets include discounted future cash flows, customer attrition rates and discount rates. The fair value of assets acquired also includes trade receivables of $14,677. The gross amount is $14,912, of which $235 is expected to be uncollectible. The fair values of the assets acquired and liabilities assumed, and the related tax balances, are based on preliminary estimates and assumptions. These preliminary estimates and assumptions could change during the measurement period as the Company finalizes the valuations of the assets acquired and liabilities assumed, and the related tax balances. During the three months ended March 31, 2022, the Company recorded measurement period adjustments primarily related to changes in net working capital. These adjustments are based on facts and circumstances that existed as of the acquisition date which resulted in a decrease in goodwill of $1,940.

The following presents the updated preliminary allocation of purchase price to the assets acquired and liabilities assumed under the Acme Cryogenics acquisition, based on their estimated fair values at acquisition date:

Total
Current assets, net of cash acquired	$30,184
Property, plant and equipment	8,640
Goodwill	167,269
Intangible assets	127,300
Other assets and deferred charges	5,057
Current liabilities	(9,085)
Non-current liabilities	(37,080)
Net assets acquired	$292,285

The amounts assigned to goodwill and major intangible asset classifications were as follows:

	Amount allocated	Useful life (in years)
Goodwill - non-deductible	$167,269	na
Customer intangibles	99,000	15
Unpatented technologies	21,800	12
Trademarks	6,500	16
	$294,569

4. Inventories, net

	March 31, 2022	December 31, 2021
Raw materials	$750,559	$671,195
Work in progress	291,601	271,659
Finished goods	413,721	377,800
Subtotal	1,455,881	1,320,654
Less reserves	(133,534)	(129,559)
Total	$1,322,347	$1,191,095

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
5. Property, Plant and Equipment, net

	March 31, 2022	December 31, 2021
Land	$64,746	$63,656
Buildings and improvements	586,083	582,314
Machinery, equipment and other	1,829,690	1,816,473
Property, plant and equipment, gross	2,480,519	2,462,443
Accumulated depreciation	(1,520,389)	(1,505,133)
Property, plant and equipment, net	$960,130	$957,310

Depreciation expense totaled $37,812 and $38,194 for the three months ended March 31, 2022 and 2021, respectively.

6. Credit Losses

The Company is exposed to credit losses primarily through sales of products and services. Due to the short-term nature of such receivables, the estimate of the amount of accounts receivable that may not be collected is based on the aging of the accounts receivable balances and other historical and forward-looking information on the financial condition of customers. Balances are written off when determined to be uncollectible.

The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected.

	2022	2021
Beginning Balance, December 31 of the Prior Year	$40,126	$40,474
Provision for expected credit losses, net of recoveries	1,185	112
Amounts written off charged against the allowance	(603)	(973)
Other, including foreign currency translation	(387)	28
Ending balance, March 31	$40,321	$39,641

7. Goodwill and Other Intangible Assets

The changes in the carrying value of goodwill by reportable operating segments were as follows:

	Engineered Products	Clean Energy & Fueling	Imaging & Identification	Pumps & Process Solutions	Climate & Sustainability Technologies	Total
Balance at December 31, 2021	$723,283	$1,427,691	$1,106,202	$792,839	$508,807	$4,558,822
Measurement period adjustments	—	(6,233)	—	—	—	(6,233)
Foreign currency translation	(3,821)	(6,243)	(11,741)	(4,141)	(506)	(26,452)
Balance at March 31, 2022	$719,462	$1,415,215	$1,094,461	$788,698	$508,301	$4,526,137

During the three months ended March 31, 2022, the Company recorded measurement period adjustments that reduced goodwill by $6,233, principally related to deferred taxes, working capital adjustments, and property, plant and equipment for 2021 acquisitions within the Clean Energy & Fueling segment.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
The Company’s definite-lived and indefinite-lived intangible assets by major asset class were as follows:

	March 31, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Customer intangibles	$1,817,332	$930,841	$886,491	$1,829,492	$909,776	$919,716
Trademarks	261,857	121,672	140,185	263,367	116,633	146,734
Patents	205,312	140,374	64,938	205,910	140,327	65,583
Unpatented technologies	219,562	126,163	93,399	221,239	123,464	97,775
Distributor relationships	82,745	55,706	27,039	84,204	55,260	28,944
Drawings and manuals	26,816	26,816	—	27,792	27,303	489
Other	21,316	18,355	2,961	22,347	18,775	3,572
Total	2,634,940	1,419,927	1,215,013	2,654,351	1,391,538	1,262,813
Unamortized intangible assets:
Trademarks	96,675	—	96,675	96,709	—	96,709
Total intangible assets, net	$2,731,615	$1,419,927	$1,311,688	$2,751,060	$1,391,538	$1,359,522

For the three months ended March 31, 2022 and 2021, amortization expense was $41,191 and $35,612, respectively, including acquisition-related intangible amortization of $40,799 and $35,173, respectively.

8. Restructuring Activities

The Company's restructuring charges by segment were as follows:

	Three Months Ended March 31,
	2022	2021
Engineered Products	$457	$3,991
Clean Energy & Fueling	196	49
Imaging & Identification	1,191	690
Pumps & Process Solutions	685	(17)
Climate & Sustainability Technologies	5,716	1,061
Corporate	(88)	661
Total	$8,157	$6,435

These amounts are classified in the Condensed Consolidated Statements of Earnings as follows:
Cost of goods and services	$207	$3,907
Selling, general and administrative expenses	7,950	2,528
Total	$8,157	$6,435

The restructuring expenses of $8,157 incurred during the three months ended March 31, 2022 were primarily the result of restructuring programs initiated in 2021 in response to demand conditions and broad-based operational efficiency initiatives focusing on footprint consolidation and IT centralization.

The $8,157 of restructuring charges incurred during the first quarter of 2022 primarily included the following items:
•The Engineered Products segment recorded $457 of restructuring charges related primarily to headcount reduction.

•The Clean Energy & Fueling segment recorded $196 of restructuring charges primarily due to headcount reductions.

•The Imaging & Identification segment recorded $1,191 of restructuring charges related primarily to exit costs and asset charges.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
•The Pumps & Process Solutions segment recorded $685 of restructuring charges related primarily to headcount reductions and asset charges.

•The Climate & Sustainability Technologies segment recorded $5,716 of restructuring charges related primarily to non-cash foreign currency translation losses due to the substantial liquidation of businesses in certain Latin America countries.

The Company’s severance and exit accrual activities were as follows:

	Severance	Exit		Total
Balance at December 31, 2021	$10,730	$3,067		$13,797
Restructuring charges	778	7,379	(1)	8,157
Payments	(3,132)	(795)		(3,927)
Other, including foreign currency translation	(114)	(6,703)	(1)	(6,817)
Balance at March 31, 2022	$8,262	$2,948		$11,210
(1) Other activity includes non-cash foreign currency translation losses recorded as restructuring charges due to the substantial liquidation of businesses in certain Latin America countries.

9. Borrowings

Borrowings consisted of the following:

	March 31, 2022	December 31, 2021
Short-term:
Short-term borrowings	$680	$702
Commercial paper	112,800	105,000
Notes payable	$113,480	$105,702

		Carrying amount (1)
	Principal	March 31, 2022	December 31, 2021
Long-term
3.15% 10-year notes due November 15, 2025	$400,000	$397,558	$397,389
1.25% 10-year notes due November 9, 2026 (euro-denominated)	€600,000	653,913	674,217
0.750% 8-year notes due November 4, 2027 (euro denominated)	€500,000	544,357	561,293
6.65% 30-year debentures due June 1, 2028	$200,000	199,381	199,356
2.950% 10-year notes due November 4, 2029	$300,000	297,123	297,029
5.375% 30-year debentures due October 15, 2035	$300,000	296,621	296,559
6.60% 30-year notes due March 15, 2038	$250,000	248,194	248,166
5.375% 30-year notes due March 1, 2041	$350,000	344,775	344,705
Total long-term debt		$2,981,922	$3,018,714
(1) Carrying amount is net of unamortized debt discount and deferred debt issuance costs. Total unamortized debt discounts were
$14.4 million and $15.1 million as of March 31, 2022 and December 31, 2021, respectively. Total deferred debt issuance costs were $12.1 million and $12.5 million as of March 31, 2022 and December 31, 2021, respectively.

As of March 31, 2022, the Company maintained a $1.0 billion five-year unsecured revolving credit facility (the "Credit Agreement") with a syndicate of banks which expires on October 4, 2024. The Company uses the Credit Agreement principally as liquidity back-up for its commercial paper program and for general corporate purposes. At the Company's election, loans under the Credit Agreement will bear interest at a base rate plus an applicable margin. The Credit Agreement requires the Company to pay a facility fee and imposes various restrictions on the Company such as, among other things, a requirement to maintain a minimum interest coverage ratio of consolidated EBITDA to consolidated net interest expense of not less than 3.0 to 1. As of March 31, 2022 and December 31, 2021, there were no borrowings under the Credit Agreement.

The Company was in compliance with all covenants in the Credit Agreement and other long-term debt covenants at March 31, 2022 and had an interest coverage ratio of consolidated EBITDA to consolidated net interest expense of 17.7 to 1.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
Letters of Credit and other Guarantees

As of March 31, 2022, the Company had approximately $149.7 million outstanding in letters of credit, surety bonds, and performance and other guarantees which expire on various dates through 2029. These letters of credit and bonds are primarily issued as security for insurance, warranty and other performance obligations. In general, we would only be liable for the amount of these guarantees in the event of default in the performance of our obligations.

10. Financial Instruments

Derivatives

The Company is exposed to market risk for changes in foreign currency exchange rates due to the global nature of its operations and certain commodity risks. In order to manage these risks, the Company has hedged portions of its forecasted sales and purchases to occur within the next twelve months that are denominated in non-functional currencies, with currency forward contracts designated as cash flow hedges. At March 31, 2022 and December 31, 2021, the Company had contracts with total notional amounts of $169,157 and $180,929, respectively, to exchange currencies, principally euro, pound sterling, Swedish krona, Canadian dollar, Chinese yuan, and Swiss franc. The Company believes it is probable that all forecasted cash flow transactions will occur.

In addition, the Company had outstanding contracts with a total notional amount of $97,921 and $108,736 as of March 31, 2022 and December 31, 2021, respectively, that are not designated as hedging instruments. These instruments are used to reduce the Company's exposure for operating receivables and payables that are denominated in non-functional currencies. Gains and losses on these contracts are recorded in other income, net in the Condensed Consolidated Statements of Earnings.

The following table sets forth the fair values of derivative instruments held by the Company as of March 31, 2022 and December 31, 2021 and the balance sheet lines in which they are recorded:

	Fair Value Asset (Liability)
	March 31, 2022	December 31, 2021	Balance Sheet Caption
Foreign currency forward	$3,822	$2,825	Prepaid and other current assets
Foreign currency forward	(229)	(433)	Other accrued expenses

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

The Company has designated the €500,000 and €600,000 of euro-denominated notes issued November 4, 2019 and November 9, 2016, respectively, as hedges of a portion of its net investment in euro-denominated operations. Changes in the value of the euro-denominated debt are recognized in foreign currency translation adjustments within other comprehensive earnings of the Condensed Consolidated Statements of Comprehensive Earnings to offset changes in the value of the net investment in euro-denominated operations.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
Amounts recognized in other comprehensive earnings for the gains (losses) on net investment hedges were as follows:

	Three Months Ended March 31,
	2022	2021
Gain on euro-denominated debt	$37,748	$46,433
Tax expense	(8,431)	(10,492)
Net gain on net investment hedges, net of tax	$29,317	$35,941

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

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
	Level 2	Level 2
Assets:
Foreign currency cash flow hedges	$3,822	$2,825
Liabilities:
Foreign currency cash flow hedges	229	433

The estimated fair value of long-term debt at March 31, 2022 and December 31, 2021, was $3,167,903 and $3,440,501, respectively. The estimated fair value of long-term debt is based on quoted market prices for similar instruments and is, therefore, classified as Level 2 within the fair value hierarchy.

The carrying values of cash and cash equivalents, trade receivables, accounts payable and notes payable are reasonable estimates of their fair values as of March 31, 2022 and December 31, 2021 due to the short-term nature of these instruments.

11. Income Taxes

The effective tax rates for the three months ended March 31, 2022 and 2021 were 18.0% and 19.5%, respectively. The decrease in the effective tax rate for the three months ended March 31, 2022 relative to the prior year comparable period was primarily driven by favorable audit resolutions.

Dover and its subsidiaries file tax returns in the U.S., including various state and local returns, and in other foreign jurisdictions. We believe adequate provision has been made for all income tax uncertainties. The Company is routinely audited by taxing authorities in its filing jurisdictions, and a number of these audits are currently underway. The Company believes that within the next twelve months uncertain tax positions may be resolved and statutes of limitations will expire, which could result in a decrease in the gross amount of unrecognized tax benefits of approximately zero to $30.6 million.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
12. Equity Incentive Program

The Company typically makes its annual grants of equity awards pursuant to actions taken by the Compensation Committee of the Board of Directors at its regularly scheduled first quarter meeting. During the three months ended March 31, 2022, the Company issued stock-settled appreciation rights ("SARs") covering 327,940 shares, performance share awards of 40,087 and restricted stock units ("RSUs") of 71,961.

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

The assumptions used in determining the fair value of the SARs awarded during the respective periods were as follows:

	SARs
	2022	2021
Risk-free interest rate	1.86%	0.59%
Dividend yield	1.25%	1.62%
Expected life (years)	5.4	5.5
Volatility	29.46%	30.49%

Grant price	$160.21	$122.73
Fair value per share at date of grant	$42.07	$29.08

The performance share awards granted in 2022 and 2021 are market condition awards as attainment is based on Dover's performance relative to its peer group (companies listed under the S&P 500 Industrials sector) for the relevant performance period. The performance period and vesting period for these awards is three years. These awards were valued on the date of grant using the Monte Carlo simulation model (a binomial lattice-based valuation model) and are generally recognized ratably over the vesting period, and the fair value is not subject to change based on future market conditions. The assumptions used in determining the fair value of the performance shares granted in the respective periods were as follows:

	Performance Shares
	2022	2021
Risk-free interest rate	1.68%	0.19%
Dividend yield	1.25%	1.62%
Expected life (years)	2.9	2.9
Volatility	31.10%	31.90%

Grant price	$160.21	$122.73
Fair value per share at date of grant	$196.40	$148.29

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

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

Stock-based compensation is reported within selling, general and administrative expenses in the Condensed Consolidated Statements of Earnings. The following table summarizes the Company’s compensation expense relating to all stock-based incentive plans:

	Three Months Ended March 31,
	2022	2021
Pre-tax stock-based compensation expense	$11,113	$11,521
Tax benefit	(1,115)	(1,222)
Total stock-based compensation expense, net of tax	$9,998	$10,299

13. Commitments and Contingent Liabilities

Litigation

Certain of the Company’s subsidiaries are involved in legal proceedings relating to the cleanup of waste disposal sites identified under federal and state statutes that provide for the allocation of such costs among "potentially responsible parties." In each instance, the extent of the Company’s liability appears to be very small in relation to the total projected expenditures and the number of other "potentially responsible parties" involved and is anticipated to be immaterial to the Company. In addition, certain of the Company’s subsidiaries are involved in ongoing remedial activities at certain current and former plant sites, in cooperation with regulatory agencies, and appropriate estimated liabilities have been established. At March 31, 2022 and December 31, 2021, these estimated liabilities for environmental and other matters, including private party claims for exposure to hazardous substances that are probable and estimable, were not significant.

The Company and certain of its subsidiaries are also parties to a number of other legal proceedings incidental to their businesses. These proceedings primarily involve claims by private parties alleging injury arising out of use of the Company’s products, patent infringement, employment matters, and commercial disputes. Management and legal counsel, at least quarterly, review the probable outcome of such proceedings, the costs and expenses reasonably expected to be incurred and currently accrued to-date, and the availability and extent of insurance coverage. The Company has estimated liabilities for legal matters that are probable and estimable, and at March 31, 2022 and December 31, 2021, these estimated liabilities were not significant. While it is not possible at this time to predict the outcome of these legal actions, in the opinion of management, based on the aforementioned reviews, the Company is not currently involved in any legal proceedings which, individually or in the aggregate, could have a material effect on its financial position, results of operations, or cash flows.

Warranty Accruals

Estimated warranty program claims are provided for at the time of sale of the Company's products. Amounts provided for are based on historical costs and adjusted for new claims and are included within other accrued expenses and other liabilities in the Condensed Consolidated Balance Sheet. The changes in the carrying amount of product warranties through March 31, 2022 and 2021, were as follows:

	2022	2021
Beginning Balance, December 31 of the Prior Year	$48,568	$51,088
Provision for warranties	16,052	18,897
Settlements made	(15,485)	(17,760)
Other adjustments, including acquisitions and currency translation	255	(839)
Ending balance, March 31	$49,390	$51,386

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

Qualified Defined Benefits

	Three Months Ended March 31,
	U.S. Plan		Non-U.S. Plans
	2022	2021	2022	2021
Service cost	$1,426	$1,784	$1,221	$1,442
Interest cost	3,436	3,401	884	667
Expected return on plan assets	(7,276)	(7,245)	(1,891)	(1,799)
Amortization:
Prior service cost (credit)	27	53	(134)	(169)
Recognized actuarial loss	575	2,503	458	1,000
Net periodic (income) expense	$(1,812)	$496	$538	$1,141

Non-Qualified Supplemental Benefits

	Three Months Ended March 31,
	2022	2021
Service cost	$356	$390
Interest cost	304	308
Amortization:
Prior service cost	372	383
Recognized actuarial gain	(504)	(418)
Net periodic expense	$528	$663

Defined Contribution Retirement Plans

The Company also offers defined contribution retirement plans which cover the majority of its U.S. employees, as well as employees in certain other countries. The related expense is recognized within selling, general and administrative expenses and cost of goods and services, depending on the functional area of the underlying employees included in the plans. The Company’s expense relating to defined contribution plans was $17,673 and $15,061 for the three months ended March 31, 2022 and 2021, respectively.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
15. Other Comprehensive Earnings

Amounts reclassified from accumulated other comprehensive loss to earnings during the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
	2022	2021
Foreign currency translation:
Reclassification of foreign currency translation losses to earnings for the substantial liquidation of businesses	$5,915	$—
Tax benefit	—	—
Net of tax	$5,915	$—
Pension plans:
Amortization of actuarial losses	$521	$3,085
Amortization of prior service costs	268	270
Total before tax	789	3,355
Tax benefit	(208)	(773)
Net of tax	$581	$2,582
Cash flow hedges:
Net gains reclassified into earnings	$(2,029)	$(1,833)
Tax provision	453	422
Net of tax	$(1,576)	$(1,411)

Foreign currency translation losses were recognized in selling, general and administrative expenses within the Condensed Consolidated Statement of Earnings as a result of the substantial liquidation of certain businesses.

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

16. Segment Information

The Company categorizes its operating companies into five reportable segments as follows:

•Engineered Products segment provides a wide range of equipment, components, software, solutions and services for vehicle aftermarket, waste handling, industrial automation, aerospace and defense, industrial winch and hoist, and fluid dispensing end-markets.

•Clean Energy & Fueling segment provides components, equipment, and software and service solutions enabling safe transport of traditional and clean fuels and other hazardous substances along the supply chain, as well as the safe and efficient operation of convenience retail, retail fueling and vehicle wash establishments.

•Imaging & Identification segment supplies precision marking and coding, packaging intelligence, product traceability, brand protection and digital textile printing equipment, as well as related consumables, software and services to the global packaged and consumer goods, pharmaceutical, industrial manufacturing, fashion and apparel and other end-markets.

•Pumps & Process Solutions segment manufactures specialty pumps and flow meters, fluid connecting solutions, plastics and polymer processing equipment, and highly-engineered precision components for rotating and reciprocating machines serving single-use biopharmaceutical production, diversified industrial manufacturing, polymer processing, midstream and downstream oil and gas and other end-markets.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
•Climate & Sustainability Technologies segment is a provider of innovative and energy-efficient equipment and systems that serve the commercial refrigeration, heating and cooling and beverage container-making equipment markets.

Segment financial information and a reconciliation of segment results to consolidated results was as follows:

	Three Months Ended March 31,
	2022	2021
Revenue:
Engineered Products	$487,647	$428,127
Clean Energy & Fueling	458,395	389,678
Imaging & Identification	272,255	284,328
Pumps & Process Solutions	435,195	394,377
Climate & Sustainability Technologies	399,078	372,077
Intercompany eliminations	(669)	(686)
Total consolidated revenue	$2,051,901	$1,867,901
Net earnings:
Segment earnings (EBIT): (1)
Engineered Products	$66,134	$68,779
Clean Energy & Fueling	41,442	66,480
Imaging & Identification	51,529	56,992
Pumps & Process Solutions	139,340	123,645
Climate & Sustainability Technologies (2)	40,396	38,117
Total segment earnings (EBIT)	338,841	354,013
Corporate expense / other (3)	37,361	38,620
Interest expense	26,552	26,823
Interest income	(775)	(680)
Earnings before provision for income taxes	275,703	289,250
Provision for income taxes	49,550	56,481
Net earnings	$226,153	$232,769
(1) Segment earnings (EBIT) includes non-operating income and expense directly attributable to the segments.
(2) Q1 2022 includes $5,457 of non-cash foreign currency translation losses reclassified to earnings included within restructuring costs and a $2,117 write-off of assets related to an exit from certain Latin America countries.
(3) Certain expenses are maintained at the corporate level and not allocated to the segments. These expenses include executive and functional compensation costs, non-service pension costs, non-operating insurance expenses, shared business services overhead costs, deal related expenses and various administrative expenses relating to the corporate headquarters.

The following table presents revenue disaggregated by geography based on the location of the Company's customer:

	Three Months Ended March 31,
Revenue by geography	2022	2021
United States	$1,151,500	$1,036,014
Europe	447,565	445,295
Asia	229,386	192,107
Other Americas	151,592	130,177
Other	71,858	64,308
Total	$2,051,901	$1,867,901

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

In the three months ended March 31, 2022, no shares were repurchased. During the three months ended March 31, 2021, the Company repurchased 182,951 shares of common stock at a total cost of $21,637, or $118.27 per share.

As of March 31, 2022, 19,817,049 shares remain authorized for repurchase under the November 2020 share repurchase authorization.

18. Earnings per Share

The following table sets forth a reconciliation of the information used in computing basic and diluted earnings per share:

	Three Months Ended March 31,
	2022	2021
Net earnings	$226,153	$232,769
Basic earnings per common share:
Net earnings	$1.57	$1.62
Weighted average shares outstanding	144,087,000	143,765,000
Diluted earnings per common share:
Net earnings	$1.56	$1.61
Weighted average shares outstanding	145,329,000	144,938,000

The following table is a reconciliation of the share amounts used in computing earnings per share:

	Three Months Ended March 31,
	2022	2021
Weighted average shares outstanding - Basic	144,087,000	143,765,000
Dilutive effect of assumed exercise of SARs and vesting of performance shares and RSUs	1,242,000	1,173,000
Weighted average shares outstanding - Diluted	145,329,000	144,938,000

Diluted earnings per share amounts are computed using the weighted average number of common shares outstanding and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of SARs and vesting of performance shares and RSUs, as determined using the treasury stock method.

The weighted average number of anti-dilutive potential common shares excluded from the calculation above were approximately 58,000 and 88,000 for the three months ended March 31, 2022 and 2021, respectively.

19. Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In October 2021, the FASB issued ASU 2021-08 Business Combinations (Topic 805) - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The amendments in this update require that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers, as if the acquirer had originated the contracts. The Company early adopted the guidance during the first quarter of 2022. Prior to adoption, the acquirer recognized such contract assets and contract liabilities at fair value on the acquisition date. The adoption did not have a material impact on the Company's Condensed Consolidated Financial Statements.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
20. Subsequent Events

On April 6, 2022, the Company completed the acquisition of certain intellectual property assets related to electric refuse collection vehicles for approximately $9.75 million, plus potential contingent consideration of up to $20 million. These assets will be included in the Engineered Products segment.

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

Dover's five operating segments are as follows:

•Our Engineered Products segment provides a wide range of equipment, components, software, solutions and services for vehicle aftermarket, waste handling, industrial automation, aerospace and defense, industrial winch and hoist, and fluid dispensing end-markets.

•Our Clean Energy & Fueling segment provides components, equipment, and software and service solutions enabling safe transport of traditional and clean fuels and other hazardous substances along the supply chain, as well as the safe and efficient operation of convenience retail, retail fueling and vehicle wash establishments.

•Our Imaging & Identification segment supplies precision marking and coding, packaging intelligence, product traceability, brand protection and digital textile printing equipment, as well as related consumables, software and services to the global packaged and consumer goods, pharmaceutical, industrial manufacturing, fashion and apparel and other end-markets.

•Our Pumps & Process Solutions segment manufactures specialty pumps and flow meters, fluid connecting solutions, plastics and polymer processing equipment, and highly-engineered precision components for rotating and reciprocating machines serving single-use biopharmaceutical production, diversified industrial manufacturing, polymer processing, midstream and downstream oil and gas and other end-markets.

•Our Climate & Sustainability Technologies segment is a provider of innovative and energy-efficient equipment and systems that serve the commercial refrigeration, heating and cooling and beverage container-making equipment markets.

In the first quarter of 2022, revenue was $2.1 billion, which increased $184.0 million, or 9.9%, as compared to the first quarter of 2021. This was driven by organic revenue growth of 9.3% and acquisition-related revenue growth of 4.4%, partially offset by an unfavorable impact from foreign currency translation of 2.2% and disposition-related decline of 1.6%.

The 9.3% organic revenue growth for the first quarter of 2022 was broad-based across most of our businesses based on solid underlying demand and our ability to produce and ship despite supply chain constraints, input inflation, and unforecasted production interruptions. The Engineered Products segment had organic revenue growth of 14.6% primarily as a result of strength in our waste handling, vehicle services, industrial automation, and industrial winch and hoist businesses, whereas our aerospace and defense business declined year-over-year driven by constrained labor availability and supply chain disruptions. The Clean Energy & Fueling segment organic revenue remained flat as growth within our North America retail fueling, fluid transfer solutions and vehicle wash solutions businesses was offset by shipping constraints driven by supply chain and labor availability challenges, and un-forecasted production interruptions. The Imaging & Identification segment experienced organic revenue decline of 1.1% driven by sourced component shortages and logistics headwinds that impacted shipment volumes in the core marking and coding market and a prolonged recovery in the digital textile printing end market. The Pumps & Process Solutions segment had organic revenue growth of 12.6% reflecting strong demand in biopharma and hygienic markets for pumps and connectors, industrial pumps, polymer processing, and continued recovery in bearings and compression components. The Climate & Sustainability Technologies segment posted organic revenue growth of 17.4%, driven by robust demand in retail refrigeration, can-shaping, and heat exchangers.
From a geographic perspective, organic revenue for the U.S., our largest market, increased 9.0% in the first quarter of 2022. Organic revenue in Asia and Europe grew 18.9% and 5.8%, respectively. Most of our businesses experienced broad-based increases in revenues, however, there remain operational challenges and a difficult backdrop in Eastern Europe and China.

Bookings were $2.3 billion for the three months ended March 31, 2022, a decrease of $80.4 million, or 3.4% compared to the prior year comparable period. Included in this result was organic decline of 4.3%, an unfavorable impact from foreign currency translation of 2.1%, disposition-related decline of 1.4%, and acquisition-related bookings growth of 4.4%. The bookings decline was driven primarily by a difficult comparable quarter in the prior year. Book-to-bill was above 1.00 for all five segments in the quarter, a reflection of strong demand conditions and order intake in most end markets.

Backlog as of March 31, 2022 was $3.4 billion, an increase from $2.2 billion in the prior year. See definition of bookings and backlog within "Segment Results of Operations".

Rightsizing costs of $10.6 million included restructuring costs of $8.2 million and other costs of $2.4 million for the three months ended March 31, 2022. Restructuring costs relate to actions initiated in 2021, which includes non-cash foreign currency translation losses due to the substantial liquidation of businesses in certain Latin America countries. See Note 8 — Restructuring Activities in the Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q for further details. Other rightsizing costs include a $2.1 million write-off of assets in connection with an exit from certain Latin America countries in our Climate & Sustainability Technologies segment.

Subsequent to the first quarter of 2022, on April 6, 2022, the Company completed the acquisition of certain intellectual property assets related to electric refuse collection vehicles for approximately $9.75 million, plus potential contingent consideration of up to $20 million. These assets will be included in the Engineered Products segment. See Note 20 — Subsequent Events in the Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q for further details.

COVID-19 Update

The COVID-19 outbreak and associated counteracting measures implemented by governments and businesses around the world, as well as subsequent accelerated recovery in global business activity, have increased uncertainty in the global business environment and led to supply chain disruptions and shortages in global markets for commodities, logistics and labor, as well as input cost inflation. Currently our expectation is that the impact of material cost inflation, labor constraints and logistics constraints and to some extent supplier component input availability will continue throughout 2022.

The public health situation, continued global response measures and corresponding impacts on various markets remain fluid and uncertain and may lead to sudden changes in trajectory and outlook. We are actively monitoring the government-imposed restrictions and their potential impact on global trade. We will continue to proactively respond to the situation and may take further actions that alter our business activity as may be required by governmental authorities, or that we determine are in the best interests of our employees and operations.

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2022	2021	% Change
Revenue	$2,051,901	$1,867,901	9.9%
Cost of goods and services	1,308,707	1,146,353	14.2%
Gross profit	743,194	721,548	3.0%
Gross profit margin	36.2%	38.6%	(2.4)

Selling, general and administrative expenses	443,843	408,998	8.5%
Selling, general and administrative expenses as a percent of revenue	21.6%	21.9%	(0.3)
Operating earnings	299,351	312,550
Interest expense	26,552	26,823	(1.0)%
Interest income	(775)	(680)	14.0%
Other income, net	(2,129)	(2,843)	nm*
Earnings before provision for income taxes	275,703	289,250	(4.7)%
Provision for income taxes	49,550	56,481	(12.3)%
Effective tax rate	18.0%	19.5%	(1.5)
Net earnings	226,153	232,769	(2.8)%
Net earnings per common share - diluted	$1.56	$1.61	(3.1)%
* nm - not meaningful

Revenue

Revenue for the three months ended March 31, 2022 increased $184.0 million, or 9.9%, from the prior year comparable quarter. Results included organic revenue growth of 9.3%, primarily led by our Engineered Products, Pumps & Process Solutions, and Climate & Sustainability Technologies segments. Acquisition-related revenue growth of 4.4%, was slightly offset by an unfavorable impact from foreign currency translation of 2.2% and disposition-related decline of 1.6%. Customer pricing favorably impacted revenue by approximately 6.0% in the first quarter of 2022.

Gross Profit

Gross profit for the three months ended March 31, 2022 increased $21.6 million, or 3.0%, but gross profit margin decreased 240 basis points to 36.2%, from the prior year comparable quarter. Our pricing initiatives which started in 2021 and into 2022 offset increased material, labor and logistics costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2022 increased $34.8 million, or 8.5%, from the prior year comparable quarter, primarily due to higher labor costs, restructuring charges, and acquisition-related amortization expense. As a percentage of revenue, selling, general and administrative expenses decreased 30 basis points to 21.6% due to an increase in the revenue base.

Research and development costs, including qualifying engineering costs, are expensed when incurred and amounted to $40.7 million and $41.2 million for the three months ended March 31, 2022 and 2021, respectively. These costs as a percent of revenue were 2.0% and 2.2% for the three months ended March 31, 2022 and 2021, respectively.

Other income, net

Other income, net for the three months ended March 31, 2022 decreased $0.7 million from the prior year comparable period primarily due to various immaterial items.

Income Taxes

The effective tax rates for the three months ended March 31, 2022 and 2021 were 18.0% and 19.5%, respectively. The decrease in the effective tax rate for the three months ended March 31, 2022 relative to the prior year comparable quarter was primarily driven by favorable audit resolutions.

Net earnings

Net earnings for the three months ended March 31, 2022 decreased 2.8% to $226.2 million, or $1.56 diluted earnings per share, from $232.8 million, or $1.61 diluted earnings per share, in the prior year comparable quarter. The decrease in net earnings is mainly attributable to material, logistics and labor cost inflation, higher restructuring charges, and acquisition-related amortization expenses, partially offset by organic revenue growth, favorable pricing initiatives, and the benefits from productivity and cost reduction actions.

Rightsizing Activities, which includes Restructuring and Other Costs

During the three months ended March 31, 2022, rightsizing activities included restructuring charges of $8.2 million, and other costs, net, of $2.4 million. Restructuring expense for the three months ended March 31, 2022 was comprised primarily of the result of restructuring programs initiated in 2021, which includes non-cash foreign currency translation losses due to the substantial liquidation of businesses in certain Latin America countries. Other costs (benefits), net for the three months ended March 31, 2022 was comprised primarily of a $2.1 million write-off of assets in connection with an exit from certain Latin America countries in our Climate & Sustainability Technologies segment. These rightsizing charges were recorded in cost of goods and services and selling, general and administrative expenses in the Condensed Consolidated Statement of Earnings.

We recorded the following rightsizing costs for the three months ended March 31, 2022:

	Three Months Ended March 31, 2022
(dollars in thousands)	Engineered Products	Clean Energy & Fueling	Imaging & Identification	Pumps & Process Solutions	Climate & Sustainability Technologies	Corporate	Total
Restructuring (GAAP)	$457	$196	$1,191	$685	$5,716	$(88)	$8,157
Other costs (benefits), net	52	(6)	186	1	2,117	45	2,395
Rightsizing (Non-GAAP)	$509	$190	$1,377	$686	$7,833	$(43)	$10,552

During the three months ended March 31, 2021, rightsizing activities included restructuring charges of $6.4 million and other benefits of $2.3 million. Restructuring expense was comprised primarily of new actions initiated in 2020 in response to lower demand conditions, asset charges related to a product line exit and broad-based operational efficiency initiatives focusing on footprint consolidation and IT centralization. Other benefits were comprised primarily of gain on sale of assets of $2.0 million and $1.3 million in our Pumps & Process Solutions and Climate & Sustainability Technologies segments, respectively, as a result of restructuring actions, partially offset by $1.0 million of restructuring related costs. These rightsizing charges were recorded in cost of goods and services and selling, general and administrative expenses in the Condensed Consolidated Statement of Earnings.

We recorded the following rightsizing costs for the three months ended March 31, 2021:

	Three Months Ended March 31, 2021
(dollars in thousands)	Engineered Products	Clean Energy & Fueling	Imaging & Identification	Pumps & Process Solutions	Climate & Sustainability Technologies	Corporate	Total
Restructuring (GAAP)	$3,991	$49	$690	$(17)	$1,061	$661	$6,435
Other costs, net	28	9	(8)	(1,989)	(1,099)	786	(2,273)
Rightsizing (Non-GAAP)	$4,019	$58	$682	$(2,006)	$(38)	$1,447	$4,162

SEGMENT RESULTS OF OPERATIONS

The summary that follows provides a discussion of the results of operations of each of our five reportable operating segments (Engineered Products, Clean Energy & Fueling, Imaging & Identification, Pumps & Process Solutions, and Climate & Sustainability Technologies). Each of these segments is comprised of various product and service offerings that serve multiple markets. See Note 16 — Segment Information in the Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q for a reconciliation of segment revenue and earnings to our consolidated revenue and net earnings. For further information, see "Non-GAAP Disclosures" at the end of this Item 2.

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

Engineered Products
Our Engineered Products segment is a provider of a wide range of equipment, components, software, solutions and services for vehicle aftermarket, waste handling, industrial automation, aerospace and defense, industrial winch and hoist, and fluid dispensing end-markets.

	Three Months Ended March 31,
(dollars in thousands)	2022	2021	% Change
Revenue	$487,647	$428,127	13.9%

Segment earnings (EBIT)	$66,134	$68,779	(3.8)%
Depreciation and amortization	11,699	14,047	(16.7)%
Segment EBITDA	$77,833	$82,826	(6.0)%

Segment margin	13.6%	16.1%
Segment EBITDA margin	16.0%	19.3%

Other measures:
Bookings	$541,035	$528,310	2.4%
Backlog	$830,135	$562,557	47.6%

Components of revenue growth:
Organic growth			14.6%
Acquisitions			1.2%
Foreign currency translation			(1.9)%
			13.9%

First Quarter 2022 Compared to the First Quarter 2021

Engineered Products segment revenue for the first quarter of 2022 increased $59.5 million, or 13.9%, as compared to the first quarter of 2021, comprised primarily of organic growth of 14.6%, acquisition-related growth of 1.2%, and an unfavorable impact from foreign currency translation of 1.9%. Customer pricing favorably impacted revenue in the first quarter of 2022 by approximately 10.8% compared to 0.6% in the prior year comparable quarter. Pricing was higher than in prior quarters reflecting actions to recover increasing costs.

The organic revenue growth was most notable in our waste handling, vehicle service, industrial automation, and industrial winch and hoist businesses. Our aerospace and defense business was down year-over-year driven by constrained labor availability and supply chain disruptions, which negatively impacted shipments. Despite the strong organic growth and record high backlog levels for the segment, shipments continue to be challenged by supply chain and labor availability constraints.

Engineered Products segment earnings decreased $2.6 million, or 3.8%, compared to the first quarter of 2021. The decrease was primarily driven by material and labor cost inflation as well as an unfavorable foreign currency translation, partially offset by pricing initiatives and conversion on increased volumes. As a result, segment operating margin decreased 250 basis points to 13.6% from 16.1% as compared to the prior year quarter.

Bookings increased 2.4% for the segment, comprised primarily of organic growth of 3.4%, acquisition-related growth of 0.5%, and an unfavorable impact from foreign currency translation of 1.5%. The organic bookings growth was broad-based, most notably in our vehicle service, waste handling, and industrial automation businesses. Segment book-to-bill was 1.11. Backlog increased 47.6% compared to the prior year comparable quarter.

Clean Energy & Fueling

Our Clean Energy & Fueling segment is focused on providing components, equipment, and software and service solutions enabling safe transport of traditional and clean fuels and other hazardous substances along the supply chain, as well as the safe and efficient operation of convenience retail, retail fueling and vehicle wash establishments.

	Three Months Ended March 31,
(dollars in thousands)	2022	2021	% Change
Revenue	$458,395	$389,678	17.6%

Segment earnings (EBIT)	$41,442	$66,480	(37.7)%
Depreciation and amortization	27,699	19,269	43.7%
Segment EBITDA	$69,141	$85,749	(19.4)%

Segment margin	9.0%	17.1%
Segment EBITDA margin	15.1%	22.0%

Other measures:
Bookings	$501,491	$422,668	18.6%
Backlog	$426,342	$238,822	78.5%

Components of revenue growth:
Organic growth			0.2%
Acquisitions			19.4%
Foreign currency translation			(2.0)%
			17.6%

First Quarter 2022 Compared to the First Quarter 2021

Clean Energy & Fueling segment revenue for the first quarter of 2022 increased $68.7 million, or 17.6%, as compared to the first quarter of 2021, comprised of acquisition-related growth of 19.4%, organic growth of 0.2%, and an unfavorable impact from foreign currency translation of 2.0%. Acquisition-related growth was driven by the acquisitions of AvaLAN Wireless Systems Incorporated, Liqal BV, Acme Cryogenics, and RegO. Customer pricing favorably impacted revenue by approximately 2.9% in the first quarter.

Organic revenue remained flat for the Clean Energy & Fueling segment, as organic revenue growth within our North America retail fueling, fluid transfer solutions and vehicle wash solutions businesses was offset by shipping constraints driven by supply chain and labor availability challenges, and un-forecasted production interruptions. The plant returned to normal operations after one week. Additionally, reduced demand for Europay, Mastercard, and Visa ("EMV") compliant equipment following the compliance deadline in the second quarter of 2021 impacted revenues as compared to the first quarter of 2021.

Clean Energy & Fueling segment earnings decreased $25.0 million, or 37.7%, over the prior year comparable quarter. The decrease was primarily driven by material, logistics and labor cost inflation, along with the significant impact of acquisition-related depreciation and amortization, including inventory step-up, from recently completed acquisitions, as well as un-forecasted production interruptions. This decrease was partially offset by a favorable impact to earnings from pricing actions to offset inflation. Segment margin decreased to 9.0% from 17.1% in the prior year quarter.

Overall bookings increased 18.6% as compared to the prior year comparable quarter, driven by acquisition-related growth of 23.1% and partially offset by an organic decline of 2.7% and an unfavorable impact from foreign currency translation of 1.8%. The organic bookings decline was primarily driven by a decrease in demand for EMV compliant equipment following the compliance deadline in the second quarter of 2021. Segment book-to-bill was 1.09. Backlog increased 78.5% as compared to the prior year comparable quarter, driven in large part by the acquisitions completed in 2021.

Imaging & Identification

Our Imaging & Identification segment supplies precision marking and coding, packaging intelligence, product traceability, brand protection and digital textile printing equipment, as well as related consumables, software and services to the global packaged and consumer goods, pharmaceutical, industrial manufacturing, fashion and apparel and other end-markets.

	Three Months Ended March 31,
(dollars in thousands)	2022	2021	% Change
Revenue	$272,255	$284,328	(4.2)%

Segment earnings (EBIT)	$51,529	$56,992	(9.6)%
Depreciation and amortization	9,189	9,593	(4.2)%
Segment EBITDA	$60,718	$66,585	(8.8)%

Segment margin	18.9%	20.0%
Segment EBITDA margin	22.3%	23.4%

Other measures:
Bookings	$307,104	$293,614	4.6%
Backlog	$243,411	$198,556	22.6%

Components of revenue decline:
Organic decline			(1.1)%
Acquisitions			0.4%
Foreign currency translation			(3.5)%
			(4.2)%

First Quarter 2022 Compared to the First Quarter 2021

Imaging & Identification segment revenue for the first quarter of 2022 decreased $12.1 million, or 4.2%, as compared to the first quarter of 2021, comprised of an unfavorable impact from foreign currency translation of 3.5% and an organic decline of 1.1%, partially offset by acquisition-related growth of 0.4%. Acquisition-related growth was driven by the acquisition of Blue Bite LLC. Customer pricing favorably impacted revenue by approximately 1.9% in the first quarter.

The organic revenue decline was driven by sourced component shortages and logistics headwinds in our marking and coding business, along with reduced activity in our digital textile printing business due to a prolonged recovery in global retail apparel markets, and was partially offset by strength in our serialization software. The decline in revenue was further impacted as areas within Asia experienced regional lockdowns due to COVID-19 in March. We expect deliveries in our marking and coding business to improve as the year progresses as component shortages dissipate and underlying demand for our printers and consumables remains strong. We continue to believe our digital textile business is favorably positioned to gain from a longer-term transition from analog to digital printing by our customers, but global apparel retail markets continue to be impacted by local business and travel restrictions, as well as work-from-home policies in some regions.

Imaging & Identification segment earnings decreased $5.5 million, or 9.6%, over the prior year comparable quarter. This decrease was primarily driven by lower organic revenues along with material and labor cost inflation, partially offset by pricing initiatives, productivity actions, and the favorable impact from restructuring actions. Segment margin decreased to 18.9% from 20.0% in the prior year comparable quarter.

Overall bookings increased 4.6% as compared to the prior year comparable quarter, reflecting organic growth of 7.7%, acquisition-related growth of 0.4%, and an unfavorable impact from foreign currency translation of 3.5%. Organic bookings growth was driven by solid demand for new equipment and associated services and consumables, as well as serialization software sales in our marking and coding business. Segment book-to-bill was 1.13. Backlog increased 22.6% as compared to the prior year quarter.

Pumps & Process Solutions

Our Pumps & Process Solutions segment manufactures specialty pumps and flow meters, fluid connecting solutions, plastics and polymer processing equipment, and highly-engineered precision components for rotating and reciprocating machines serving single-use biopharmaceutical production, diversified industrial manufacturing, polymer processing, midstream and downstream oil and gas and other end-markets.

	Three Months Ended March 31,
(dollars in thousands)	2022	2021	% Change
Revenue	$435,195	$394,377	10.3%

Segment earnings (EBIT)	$139,340	$123,645	12.7%
Depreciation and amortization	16,890	16,926	(0.2)%
Segment EBITDA	$156,230	$140,571	11.1%

Segment margin	32.0%	31.4%
Segment EBITDA margin	35.9%	35.6%

Other measures:
Bookings	$459,790	$551,365	(16.6)%
Backlog	$704,935	$539,097	30.8%

Components of revenue growth:
Organic growth			12.6%
Acquisitions			0.3%
Foreign currency translation			(2.6)%
			10.3%

First Quarter 2022 Compared to the First Quarter 2021

Pumps & Process Solutions segment revenue for the first quarter of 2022 increased $40.8 million, or 10.3%, as compared to the first quarter of 2021, comprised of organic growth of 12.6%, acquisition-related growth of 0.3%, and an unfavorable impact from foreign currency translation of 2.6%. Acquisition-related growth was primarily driven by the acquisition of Quantex Arc Limited and one other immaterial acquisition. Customer pricing favorably impacted revenue by approximately 3.6% in the first quarter.

The organic revenue growth was driven by increased revenue in biopharma and hygienic markets for single-use pumps and connectors used in biopharmaceutical production processes, driven by a strong backlog position entering 2022. Our industrial pumps and our plastics and polymer processing solutions businesses also contributed to top-line growth on strong end market demand, despite continued supply chain and customer delivery challenges exacerbated by the Russia-Ukraine crisis and COVID-related lockdowns in China. Revenue in bearings and compression components saw strong growth amidst continued recovery in end market demand. We expect growth to continue in our core biopharma platform; however, we expect COVID-driven biopharma revenue to normalize as the year progresses due to the slowdown in COVID-19 vaccine demand and production.

Pumps & Process Solutions segment earnings increased $15.7 million, or 12.7%, over the prior year comparable quarter. The increase was primarily driven by conversion on revenue growth, pricing initiatives, and productivity actions, partially offset by material and labor cost inflation, and investments in growth. Segment margin increased to 32.0% from 31.4% from the prior year comparable quarter.

Overall bookings decreased 16.6% as compared to the prior year comparable quarter, reflecting an organic decline of 14.0%, an unfavorable impact from foreign currency translation of 2.9%, and acquisition-related increases of 0.3%. The organic bookings decline was driven by a decrease in orders for biopharma and hygienic components used in COVID-19 vaccine production, but partially offset by strong order intake in bearings and compression components. Segment book-to-bill was 1.06. Backlog increased 30.8% compared to the prior year comparable quarter, driven by strong demand seen across product lines throughout 2021.

Climate & Sustainability Technologies
Our Climate & Sustainability Technologies segment is a provider of innovative and energy-efficient equipment and systems that serve the commercial refrigeration, heating and cooling and beverage container-making equipment markets.

	Three Months Ended March 31,
(dollars in thousands)	2022	2021	% Change
Revenue	$399,078	$372,077	7.3%

Segment earnings (EBIT)	$40,396	$38,117	6.0%
Depreciation and amortization	11,353	12,096	(6.1)%
Segment EBITDA	$51,749	$50,213	3.1%

Segment margin	10.1%	10.2%
Segment EBITDA margin	13.0%	13.5%

Other measures:
Bookings	$444,852	$537,326	(17.2)%
Backlog	$1,218,155	$677,309	79.9%

Components of revenue growth:
Organic growth			17.4%
Dispositions			(8.2)%
Foreign currency translation			(1.9)%
			7.3%

First Quarter 2022 Compared to the First Quarter 2021

Climate & Sustainability Technologies segment revenue increased $27.0 million, or 7.3%, as compared to the first quarter of 2021, reflecting organic revenue growth of 17.4%, partially offset by a disposition-related decline of 8.2% and an unfavorable impact from foreign currency translation of 1.9%. Customer pricing favorably impacted revenue in the first quarter of 2022 by approximately 9.2% compared to 0.3% in the prior year comparable quarter. Pricing was higher than in prior quarters reflecting actions to recover increasing costs, as discussed below.

The organic revenue growth was driven by robust demand across all our key end-markets. Retail refrigeration revenues increased substantially from the prior year, driven by robust remodel programs with key supermarket customers and strong growth for our natural refrigerant systems in both Europe and the beverage equipment revenues experienced strong growth, driven by continued favorable macro trends in the global beverage industry as producers shift from plastic and glass packaging to aluminum containers for environmental sustainability and merchandising benefits offered by modern aluminum containers. Our heat exchanger business experienced healthy growth across all regions, fueled by regulation-driven heat pump demand in Europe, robust demand in Asia and strengthening commercial HVAC and industrial markets globally.

Climate & Sustainability Technologies segment earnings increased $2.3 million, or 6.0%, as compared to the first quarter of 2021. Segment margin decreased to 10.1% from 10.2% in the prior year comparable quarter. The earnings increase was driven by increased volumes, favorable business mix, and customer pricing actions, partially offset by increased material and logistics costs, most notably metals and freight, and plant productivity shortfalls resulting from supply chain disruption and increased labor costs.

Bookings in the first quarter of 2022 decreased 17.2% from the prior year comparable quarter, reflecting organic decline of 9.4%, a disposition-related decline of 6.2%, and an unfavorable impact from foreign currency translation of 1.6%. The organic bookings decline was principally driven by a challenging comparable quarter in the prior year, especially in retail refrigeration. Segment book-to-bill for the first quarter of 2022 was 1.11. Backlog increased 79.9% over the prior year comparable quarter, reflective of the improving outlook across all businesses within the segment.

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

Cash Flow Summary

The following table is derived from our Condensed Consolidated Statements of Cash Flows:

	Three Months Ended March 31,
Cash Flows (dollars in thousands)	2022	2021
Net Cash Flows Provided By (Used In):
Operating activities	$23,683	$177,184
Investing activities	(46,963)	(29,572)
Financing activities	(75,204)	(124,239)

Operating Activities

Cash provided by operating activities for the three months ended March 31, 2022 decreased approximately $153.5 million compared to the comparable period in 2021. This decrease was primarily driven by higher compensation payouts in 2022 compared to 2021, as well as higher investments in inventory to support business and backlog growth, and also to mitigate potential inventory constraints given the continuing disrupted and constrained supply chain.

Adjusted Working Capital: We believe adjusted working capital (a non-GAAP measure calculated as accounts receivable, plus inventory, less accounts payable) provides a meaningful measure of our operational results by showing changes caused solely by revenue. The following table provides a reconciliation of adjusted working capital to the most directly comparable GAAP measure:

Adjusted Working Capital (dollars in thousands)	March 31, 2022	December 31, 2021
Accounts receivable	$1,446,670	$1,347,514
Inventories	1,322,347	1,191,095
Less: Accounts payable	1,136,553	1,073,568
Adjusted working capital	$1,632,464	$1,465,041

Adjusted working capital increased from December 31, 2021 by $167.4 million, or 11.4%, to $1.6 billion at March 31, 2022, which reflected an increase of $99.2 million in accounts receivable and $131.2 million in inventory, partially offset by an increase in accounts payable of $63.0 million. These amounts include the effects of acquisitions and foreign currency translation. Accounts receivable increased compared to the prior year as a result of higher revenue. Inventories increased to support business and backlog growth, and to also mitigate potential inventory constraints due to supply chain disruptions and constraints. These factors also led to an increase in accounts payable.

We facilitate the opportunity for suppliers to participate in voluntary supply chain financing ("SCF") programs with participating financial institutions. Participating suppliers have the ability to sell receivables due from us to SCF financial institutions at the discretion of both the suppliers and the SCF financial institutions, at no economic impact to the Company. The Company and our suppliers agree on commercial terms, including payment terms, for the goods and services we procure regardless of whether the supplier participates in SCF. For participating suppliers, our responsibility is limited to making all payments to the SCF financial institutions on the terms originally negotiated with the supplier, irrespective of whether the supplier elects to sell receivables to the SCF financial institution. The SCF financial institution pays the supplier on the invoice due date for any invoices that were not previously sold by the supplier to the SCF financial institution. Thus, suppliers using SCF have additional potential flexibility in managing their liquidity by accelerating, at their option and cost, collection of receivables due from Dover.

Outstanding payments related to SCF programs are recorded within accounts payable in our consolidated balance sheets. As of March 31, 2022 and December 31, 2021, amounts due to financial institutions for suppliers using SCF were approximately $140 million and $211 million, respectively. SCF-related payments are classified as a reduction to cash flows from operations. During the three months ended March 31, 2022 and 2021, amounts paid to SCF financial institutions were approximately $225 million and $108 million, respectively.

Investing Activities

Cash used in investing activities is derived from cash outflows for capital expenditures, offset by proceeds from sales of property, plant and equipment. For the three months ended March 31, 2022 and 2021, we used cash in investing activities of $47.0 million and $29.6 million, respectively, primarily driven by the $19.1 million increase in our capital expenditures during the three months ended March 31, 2022 compared to the three months ended March 31, 2021. We expect full year 2022 capital expenditures to be approximately $200-$220 million.

We anticipate that capital expenditures and any acquisitions we make through the remainder of 2022 will be funded from available cash and internally generated funds and through the issuance of commercial paper, use of lines of credit or public or private debt markets, as necessary.

Financing Activities

Our cash flow from financing activities generally relates to the use of cash for purchases of our common stock and payment of dividends, offset by net borrowing activity. For the three months ended March 31, 2022 and 2021, we used cash totaling $75.2 million and $124.2 million, respectively, for financing activities, with the activity primarily attributable to the following:

•Repurchase of common stock: We did not repurchase any shares during the three months ended March 31, 2022. During the three months ended March 31, 2021, we used $21.6 million to repurchase 182,951 shares.

•Commercial paper and notes payable: During the three months ended March 31, 2022 we received net proceeds of $7.8 million from commercial paper borrowings. During the three months ended March 31, 2021 we did not borrow or have proceeds from commercial paper or notes payable.

•Dividend payments: Dividends paid to shareholders during the three months ended March 31, 2022 totaled $72.2 million as compared to $71.3 million during the same period in 2021. Our dividends paid per common share increased 1.0% to $0.50 during the three months ended March 31, 2022 compared to $0.495 during the same period in 2021.

•Payments to settle employee tax obligations: Payments to settle tax obligations from the exercise of share-based awards declined $20.4 million compared to the prior year period, primarily due to the decrease in the number of shares exercised.

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

The following table reconciles our free cash flow to cash flow provided by operating activities:

	Three Months Ended March 31,
Free Cash Flow (dollars in thousands)	2022	2021
Cash flow provided by operating activities	$23,683	$177,184
Less: Capital expenditures	(50,381)	(31,260)
Free cash flow	$(26,698)	$145,924

Cash flow from operating activities as a percentage of revenue	1.2%	9.5%

Cash flow from operating activities as a percentage of net earnings	10.5%	76.1%

Free cash flow as a percentage of revenue	(1.3)%	7.8%

Free cash flow as a percentage of net earnings	(11.8)%	62.7%

For the three months ended March 31, 2022, we generated cash flow from operating activities of $23.7 million, representing 1.2% of revenue and 10.5% of net earnings, and we used free cash flow of $26.7 million, representing 1.3% of revenue and 11.8% of net earnings. Free cash flow for the three months ended March 31, 2022 decreased $172.6 million compared to the prior year period, due to lower operating cash flow primarily as a result of higher compensation payments, increase in inventory, and higher investments in capital expenditures compared to the prior year.

Capitalization

We use commercial paper borrowings for general corporate purposes, including the funding of acquisitions and the repurchase of our common stock. As of March 31, 2022, we maintained a $1.0 billion five-year unsecured revolving credit facility (the "Credit Agreement") with a syndicate of banks with an expiration date of October 4, 2024. The Credit Agreement is used as liquidity back-up for our commercial paper program and for general corporate purposes.

Under the Credit Agreement, we are required to pay a facility fee and to maintain an interest coverage ratio of consolidated EBITDA to consolidated net interest expense of not less than 3.0 to 1.0. We were in compliance with this covenant and our other long-term debt covenants at March 31, 2022 and had an interest coverage ratio of 17.7 to 1. We are not aware of any potential impairment to our liquidity and expect to remain in compliance with all of our debt covenants. Additionally, our earliest long-term debt maturity is in 2025.

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

At March 31, 2022, our cash and cash equivalents totaled $290.0 million, of which $238.2 million was held outside the United States. At December 31, 2021, our cash and cash equivalents totaled $385.5 million, of which $257.5 million was held outside the United States. Cash and cash equivalents in excess of near-term requirements are invested in highly liquid investment-grade money market instruments, short-term investments, or bank deposits, which consist of investment-grade time deposits with original maturity dates at the time of purchase of no greater than three months.

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

Net Debt to Net Capitalization Ratio (dollars in thousands)	March 31, 2022	December 31, 2021
Short-term borrowings	$680	$702
Commercial paper	112,800	105,000
Notes payable	$113,480	$105,702
Long-term debt	$2,981,922	$3,018,714
Total debt	3,095,402	3,124,416
Less: Cash and cash equivalents	(289,984)	(385,504)
Net debt	2,805,418	2,738,912
Add: Stockholders' equity	4,329,776	4,189,528
Net capitalization	$7,135,194	$6,928,440
Net debt to net capitalization	39.3%	39.5%

Our net debt to net capitalization ratio decreased to 39.3% at March 31, 2022 compared to 39.5% at December 31, 2021. Net debt increased $66.5 million during the period primarily due to a decrease in cash and cash equivalents, partially offset by a decrease in long-term debt as a result of foreign currency translation on euro-denominated notes. Stockholders' equity increased $140.2 million primarily as a result of earnings during the period, partially offset by dividends paid and exercises of share-based awards.

Operating cash flow, existing capacity of our Credit Agreement and access to capital markets are expected to satisfy our various cash flow requirements, including acquisitions, capital expenditures, purchase obligations, lease obligations, and share repurchases.

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

Recent Accounting Standards

See Note 19 — Recent Accounting Pronouncements in the Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q. The adoption of recent accounting standards as included in Note 19 — Recent Accounting Pronouncements in the Condensed Consolidated Financial Statements has not had, and is not expected to have, a significant impact on our revenue, earnings or liquidity.

Special Notes Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, especially MD&A, contains "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements in this document other than statements of historical fact are statements that are, or could be deemed, "forward-looking" statements. Some of these statements may be indicated by words such as "may", "anticipate", "expect", "believe", "intend", "guidance", "estimates", "suggest", "will", "plan", "should", "would", "could", "forecast", "headwind", "tailwind" and other words and terms that use the future tense or have a similar meaning. Forward-looking statements are based on current expectations and are subject to numerous important risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control. Factors that could cause actual results to differ materially from current expectations include, among other things, the impacts of COVID-19 or other future pandemics on the global economy and on our customers, suppliers, employees, business and cash flows, supply chain constraints and labor shortages that could result in production stoppages, inflation in material input costs and freight logistics, other general economic conditions and conditions in the particular markets in which we operate, changes in customer demand and capital spending, competitive factors and pricing pressures, our ability to develop and launch new products in a cost-effective manner, changes in law, including the effect of tax laws and developments with respect to trade policy and tariffs, our ability to identify and complete acquisitions and integrate and realize synergies from newly acquired businesses, the impact of interest rate and currency exchange rate fluctuations, capital allocation plans and changes in those plans, including with respect to dividends, share repurchases, investments in research and development, capital expenditures and acquisitions, our ability to derive expected benefits from restructuring, productivity initiatives and other cost reduction actions, changes in material costs or the supply of input materials, the impact of legal compliance risks and litigation, including with respect to product quality and safety, cybersecurity and privacy, our ability to capture and protect intellectual property rights, and various other factors that are described in our periodic reports filed with or furnished to the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2021. The Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the three months ended March 31, 2022. For a discussion of our exposure to market risk, refer to Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Item 4. Controls and Procedures

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2022.

During the first quarter of 2022, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

See Note 13 — Commitments and Contingent Liabilities in the Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a.Not applicable.
b.Not applicable.
c.In November 2020, the Company's Board of Directors approved a new standing share repurchase authorization, whereby the Company may repurchase up to 20 million shares beginning on January 1, 2021 through December 31, 2023. No share repurchases were made under the November 2020 authorization during the three months ended March 31, 2022. As of March 31, 2022, the number of shares still available for repurchase under the November 2020 share repurchase authorization was 19,817,049.

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

101
The following materials from Dover Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page formatted in Inline XBRL and contained in Exhibit 101.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

DOVER CORPORATION

Date:	April 21, 2022	/s/ Brad M. Cerepak
Brad M. Cerepak
Senior Vice President & Chief Financial Officer
(Principal Financial Officer)

Date:	April 21, 2022	/s/ Ryan W. Paulson
Ryan W. Paulson
Vice President, Controller
(Principal Accounting Officer)