Form 10-Q
period 2022-06-30
DOVER Corp
filed 2022-07-21
CIK 29905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☑
The number of shares outstanding of the Registrant’s common stock as of July 14, 2022 was 143,549,312.

Dover Corporation
Form 10-Q

Item 1. Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$2,158,715	$2,031,676	$4,210,616	$3,899,577
Cost of goods and services	1,377,432	1,259,504	2,686,139	2,405,857
Gross profit	781,283	772,172	1,524,477	1,493,720
Selling, general and administrative expenses	424,433	428,042	868,276	837,040
Operating earnings	356,850	344,130	656,201	656,680
Interest expense	26,989	26,661	53,541	53,484
Interest income	(949)	(942)	(1,724)	(1,622)
Other income, net	(4,546)	(4,933)	(6,675)	(7,776)
Earnings before provision for income taxes	335,356	323,344	611,059	612,594
Provision for income taxes	45,738	58,836	95,288	115,317
Net earnings	$289,618	$264,508	$515,771	$497,277

Net earnings per share:
Basic	$2.01	$1.84	$3.58	$3.46
Diluted	$2.00	$1.82	$3.56	$3.43
Weighted average shares outstanding:
Basic	143,832	143,941	143,959	143,854
Diluted	144,669	145,118	144,998	145,040

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net earnings	$289,618	$264,508	$515,771	$497,277
Other comprehensive (loss) earnings, net of tax
Foreign currency translation adjustments:
Foreign currency translation (losses) gains	(77,552)	21,559	(99,205)	8,588
Reclassification of foreign currency translation losses to earnings	—	—	5,915	—
Total foreign currency translation adjustments (net of $(10,539), $4,269, $(18,970) and $(6,223) tax benefit (provision), respectively)	(77,552)	21,559	(93,290)	8,588
Pension and other post-retirement benefit plans:
Amortization of actuarial losses included in net periodic pension cost	345	2,353	705	4,727
Amortization of prior service costs included in net periodic pension cost	226	224	447	432
Total pension and other post-retirement benefit plans (net of $(202), $(774), $(410) and $(1,548) tax provision, respectively)	571	2,577	1,152	5,159
Changes in fair value of cash flow hedges:
Unrealized net (losses) gains arising during period	(1,150)	(5)	814	4,319
Net gains reclassified into earnings	(1,045)	(1,460)	(2,621)	(2,871)
Total cash flow hedges (net of $631, $447, $519 and $(424) tax benefit (provision), respectively)	(2,195)	(1,465)	(1,807)	1,448
Other comprehensive (loss) earnings, net of tax	(79,176)	22,671	(93,945)	15,195
Comprehensive earnings	$210,442	$287,179	$421,826	$512,472

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$515,371	$385,504
Receivables, net	1,514,455	1,347,514
Inventories, net	1,381,607	1,191,095
Prepaid and other current assets	179,563	137,596
Total current assets	3,590,996	3,061,709
Property, plant and equipment, net	963,780	957,310
Goodwill	4,481,451	4,558,822
Intangible assets, net	1,294,626	1,359,522
Other assets and deferred charges	476,568	466,264
Total assets	$10,807,421	$10,403,627

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable	$393,654	$105,702
Accounts payable	1,200,612	1,073,568
Accrued compensation and employee benefits	224,244	302,978
Deferred revenue	253,632	227,549
Accrued insurance	105,823	101,448
Other accrued expenses	316,209	347,097
Federal and other income taxes	53,461	91,999
Total current liabilities	2,547,635	2,250,341
Long-term debt	2,936,124	3,018,714
Deferred income taxes	366,498	364,117
Noncurrent income tax payable	44,313	48,385
Other liabilities	524,328	532,542
Stockholders' equity:
Total stockholders' equity	4,388,523	4,189,528
Total liabilities and stockholders' equity	$10,807,421	$10,403,627

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except per share data)
(Unaudited)

	Common stock $1 par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total stockholders' equity
Balance at March 31, 2022	$259,573	$858,587	$9,599,195	$(168,821)	$(6,218,758)	$4,329,776
Net earnings	—	—	289,618	—	—	289,618
Dividends paid ($0.50 per share)	—	—	(71,853)	—	—	(71,853)
Common stock issued for the exercise of share-based awards	28	(2,088)	—	—	—	(2,060)
Stock-based compensation expense	—	7,218	—	—	—	7,218
Common stock acquired	—	—	—	—	(85,000)	(85,000)
Other comprehensive loss, net of tax	—	—	—	(79,176)	—	(79,176)
Balance at June 30, 2022	$259,601	$863,717	$9,816,960	$(247,997)	$(6,303,758)	$4,388,523

	Common stock $1 par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) earnings	Treasury stock	Total stockholders' equity
Balance at March 31, 2021	$259,338	$849,585	$8,769,709	$(160,730)	$(6,218,758)	$3,499,144
Net earnings	—	—	264,508	—	—	264,508
Dividends paid ($0.495 per share)	—	—	(71,354)	—	—	(71,354)
Common stock issued for the exercise of share-based awards	33	(2,648)	—	—	—	(2,615)
Stock-based compensation expense	—	6,872	—	—	—	6,872
Other comprehensive earnings, net of tax	—	—	—	22,671	—	22,671
Other, net	—	78	—	—	—	78
Balance at June 30, 2021	$259,371	$853,887	$8,962,863	$(138,059)	$(6,218,758)	$3,719,304

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except per share data)
(Unaudited)

	Common stock $1 par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total stockholders' equity
Balance at December 31, 2021	$259,457	$857,636	$9,445,245	$(154,052)	$(6,218,758)	$4,189,528
Net earnings	—	—	515,771	—	—	515,771
Dividends paid ($1.00 per share)	—	—	(144,056)	—	—	(144,056)
Common stock issued for the exercise of share-based awards	144	(12,250)	—	—	—	(12,106)
Stock-based compensation expense	—	18,331	—	—	—	18,331
Common stock acquired	—	—	—	—	(85,000)	(85,000)
Other comprehensive loss, net of tax	—	—	—	(93,945)	—	(93,945)
Balance at June 30, 2022	$259,601	$863,717	$9,816,960	$(247,997)	$(6,303,758)	$4,388,523

	Common stock $1 par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total stockholders' equity
Balance at December 31, 2020	$258,982	$868,882	$8,608,284	$(153,254)	$(6,197,121)	$3,385,773
Net earnings	—	—	497,277	—	—	497,277
Dividends paid ($0.99 per share)	—	—	(142,698)	—	—	(142,698)
Common stock issued for the exercise of share-based awards	389	(33,457)	—	—	—	(33,068)
Stock-based compensation expense	—	18,393	—	—	—	18,393
Common stock acquired	—	—	—	—	(21,637)	(21,637)
Other comprehensive earnings, net of tax	—	—	—	15,195	—	15,195
Other, net	—	69	—	—	—	69
Balance at June 30, 2021	$259,371	$853,887	$8,962,863	$(138,059)	$(6,218,758)	$3,719,304

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Operating Activities:
Net earnings	$515,771	$497,277
Adjustments to reconcile net earnings to cash from operating activities:
Depreciation and amortization	154,294	145,325
Stock-based compensation expense	18,331	18,393
Reclassification of foreign currency translation losses to earnings	5,915	—
Other, net	(8,152)	(9,493)
Cash effect of changes in assets and liabilities:
Accounts receivable, net	(204,676)	(192,192)
Inventories	(223,804)	(144,903)
Prepaid expenses and other assets	(17,923)	(23,133)
Accounts payable	147,829	149,588
Accrued compensation and employee benefits	(72,802)	(13,566)
Accrued expenses and other liabilities	(4,937)	14,289
Accrued and deferred taxes, net	(107,390)	(4,328)
Net cash provided by operating activities	202,456	437,257
Investing Activities:
Additions to property, plant and equipment	(100,577)	(73,231)
Acquisitions, net of cash acquired	(8,453)	(81,187)
Proceeds from sale of property, plant and equipment	3,898	6,088
Other	(10,721)	(2,873)
Net cash used in investing activities	(115,853)	(151,203)
Financing Activities:
Repurchase of common stock	(85,000)	(21,637)
Borrowings in commercial paper and notes payable, net	287,952	—
Dividends paid to stockholders	(144,056)	(142,698)
Payments to settle employee tax obligations on exercise of share-based awards	(12,106)	(33,068)
Other	(1,525)	(2,785)
Net cash provided by (used in) financing activities	45,265	(200,188)
Effect of exchange rate changes on cash and cash equivalents	(2,001)	2,418
Net increase in cash and cash equivalents	129,867	88,284
Cash and cash equivalents at beginning of period	385,504	513,075
Cash and cash equivalents at end of period	$515,371	$601,359

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
At June 30, 2022, we estimated that $287 million in revenue is expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. We expect to recognize approximately 78% of our unsatisfied (or partially unsatisfied) performance obligations as revenue through 2023, with the remaining balance to be recognized in 2024 and thereafter.

The following table provides information about contract assets and contract liabilities from contracts with customers:

	June 30, 2022	December 31, 2021	December 31, 2020
Contract assets	$14,789	$11,440	$15,020
Contract liabilities - current	253,632	227,549	184,845
Contract liabilities - non-current	23,520	21,513	13,921

The revenue recognized during the six months ended June 30, 2022 and 2021 that was included in contract liabilities at the beginning of the period, inclusive of adjustments, amounted to $157,175 and $139,891, respectively.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
3. Acquisitions

2022 Acquisitions

During the six months ended June 30, 2022, the Company completed one acquisition. On May 2, 2022, the Company acquired 100% of the voting stock of AMN DPI ("AMN"), a designer and manufacturer of polymer pelletizing tools, for $8,453, net of cash acquired. The AMN acquisition extends the Company's reach into polymer processing equipment production within the Pumps & Process Solutions segment. In connection with this acquisition, the Company recorded goodwill of $2,315 and intangible assets of $5,349, primarily related to customer intangibles. The goodwill recorded as a result of this acquisition reflects the benefits expected to be derived from product line expansions and operational synergies. The goodwill is non-deductible for U.S. income tax purposes for this acquisition.

2021 Acquisitions

During the six months ended June 30, 2021, the Company acquired four businesses in separate transactions for total consideration of $88,457, net of cash acquired and including contingent consideration. These businesses were acquired to complement and expand upon existing operations within the Imaging & Identification, Pumps & Process Solutions, and Clean Energy & Fueling segments. The goodwill recorded as a result of these acquisitions represents the economic benefits expected to be derived from product line expansions and operational synergies. The goodwill is non-deductible for U.S. income tax purposes for these acquisitions.

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

RegO

On December 28, 2021, the Company acquired 100% of the voting stock of ECI Holding Company, LLC ("RegO"), a provider of highly-engineered components and services that facilitate the production, storage, and distribution of cryogenic gases, for $626,620, net of cash acquired and inclusive of the impact of measurement period adjustments discussed below. In connection with this acquisition, the Company recorded goodwill of $158,212 deductible for income tax purposes and $121,616 non-deductible for income tax purposes. The Company also recorded intangible assets of $173,000 for customer intangibles, $40,000 for patents, and $21,000 for trademarks. The fair value of customer intangibles at the acquisition date was determined using the multi-period excess earnings method under the income approach. The fair value measurements of intangible assets are based on significant unobservable inputs and thus represent Level 3 inputs. Significant assumptions used in assessing the fair values of intangible assets include discounted future cash flows, customer attrition rates and discount rates. The fair value of assets acquired also includes trade receivables of $33,900. The gross amount is $34,606, of which $706 is expected to be uncollectible. The fair values of the assets acquired and liabilities assumed, and the related tax balances, are based on preliminary estimates and assumptions. These preliminary estimates and assumptions could change during the measurement period as the Company finalizes the valuations of the assets acquired and liabilities assumed, and the related tax balances.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
During the six months ended June 30, 2022, the Company recorded measurement period adjustments primarily related to its preliminary estimates of deferred taxes and changes in net working capital. These adjustments are based on facts and circumstances that existed as of the acquisition date which resulted in an increase in goodwill of $2,852.

The following presents the updated preliminary allocation of purchase price, net of cash acquired of $10,382, to the assets acquired and liabilities assumed under the RegO acquisition, based on their estimated fair values at their acquisition dates:

Total
Accounts receivable	$33,900
Inventories	74,484
Other current assets	2,958
Property, plant and equipment	51,157
Goodwill	279,828
Intangible assets	234,000
Other assets and deferred charges	884
Current liabilities	(20,150)
Non-current liabilities	(30,441)
Net assets acquired	$626,620

The amounts assigned to goodwill and major intangible asset classifications were as follows:

	Amount allocated	Useful life (in years)
Goodwill - tax deductible	$158,212	na
Goodwill - non-deductible	121,616	na
Customer intangibles	173,000	15
Patents	40,000	12
Trademarks	21,000	16
	$513,828

Acme Cryogenics

On December 16, 2021, the Company acquired 100% of the voting stock of Acme Cryo Intermediate Inc. ("Acme Cryogenics"), a provider of highly-engineered components and services that facilitate the production, storage, and distribution of cryogenic gases, for $292,285, net of cash acquired and inclusive of the impact of measurement period adjustments discussed below. In connection with this acquisition, the Company recorded goodwill of $169,685 non-deductible for income tax purposes. The Company also recorded intangible assets of $99,000 for customer intangibles, $21,800 for unpatented technology and $6,500 for trademarks. The fair value of customer intangibles at the acquisition date was determined using the multi-period excess earnings method under the income approach. The fair value measurements of intangible assets are based on significant unobservable inputs and thus represent Level 3 inputs. Significant assumptions used in assessing the fair values of intangible assets include discounted future cash flows, customer attrition rates and discount rates. The fair value of assets acquired also includes trade receivables of $14,143. The gross amount is $14,912, of which $769 is expected to be uncollectible. The fair values of the assets acquired and liabilities assumed, and the related tax balances, are based on preliminary estimates and assumptions. These preliminary estimates and assumptions could change during the measurement period as the Company finalizes the valuations of the assets acquired and liabilities assumed, and the related tax balances. During the six months ended June 30, 2022, the Company recorded measurement period adjustments primarily related to changes in net working capital. These adjustments are based on facts and circumstances that existed as of the acquisition date which resulted in an increase in goodwill of $476.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
The following presents the updated preliminary allocation of purchase price to the assets acquired and liabilities assumed under the Acme Cryogenics acquisition, based on their estimated fair values at acquisition date:

Total
Current assets, net of cash acquired	$27,907
Property, plant and equipment	8,640
Goodwill	169,685
Intangible assets	127,300
Other assets and deferred charges	5,057
Current liabilities	(9,085)
Non-current liabilities	(37,219)
Net assets acquired	$292,285

The amounts assigned to goodwill and major intangible asset classifications were as follows:

	Amount allocated	Useful life (in years)
Goodwill - non-deductible	$169,685	na
Customer intangibles	99,000	15
Unpatented technologies	21,800	12
Trademarks	6,500	16
	$296,985

4. Inventories, net

	June 30, 2022	December 31, 2021
Raw materials	$762,068	$671,195
Work in progress	308,706	271,659
Finished goods	442,045	377,800
Subtotal	1,512,819	1,320,654
Less reserves	(131,212)	(129,559)
Total	$1,381,607	$1,191,095

5. Property, Plant and Equipment, net

	June 30, 2022	December 31, 2021
Land	$63,198	$63,656
Buildings and improvements	586,545	582,314
Machinery, equipment and other	1,844,918	1,816,473
Property, plant and equipment, gross	2,494,661	2,462,443
Accumulated depreciation	(1,530,881)	(1,505,133)
Property, plant and equipment, net	$963,780	$957,310

Depreciation expense totaled $36,573 and $36,045 for the three months ended June 30, 2022 and 2021, respectively. For the six months ended June 30, 2022 and 2021, depreciation expense totaled $74,385 and $74,239, respectively.

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

	2022	2021
Beginning Balance, December 31 of the Prior Year	$40,126	$40,474
Provision for expected credit losses, net of recoveries	(57)	2,209
Amounts written off charged against the allowance	(1,041)	(2,460)
Other, including foreign currency translation	(1,640)	311
Ending balance, June 30	$37,388	$40,534

7. Goodwill and Other Intangible Assets

The changes in the carrying value of goodwill by reportable operating segments were as follows:

	Engineered Products	Clean Energy & Fueling	Imaging & Identification	Pumps & Process Solutions	Climate & Sustainability Technologies	Total
Balance at December 31, 2021	$723,283	$1,427,691	$1,106,202	$792,839	$508,807	$4,558,822
Acquisitions	—	—	—	2,315	—	2,315
Measurement period adjustments	51	3,491	(1,544)	—	—	1,998
Foreign currency translation	(9,990)	(30,913)	(26,778)	(12,875)	(1,128)	(81,684)
Balance at June 30, 2022	$713,344	$1,400,269	$1,077,880	$782,279	$507,679	$4,481,451

During the six months ended June 30, 2022, the Company recognized additions of $2,315 to goodwill as a result of an acquisition as discussed in Note 3 — Acquisitions. During the six months ended June 30, 2022, the Company recorded measurement period adjustments that increased goodwill by $1,998, principally related to deferred taxes and working capital adjustments for 2021 acquisitions within the Clean Energy & Fueling and Imaging & Identification segments.

The Company’s definite-lived and indefinite-lived intangible assets by major asset class were as follows:

	June 30, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Customer intangibles	$1,796,305	$942,681	$853,624	$1,829,492	$909,776	$919,716
Trademarks	258,892	124,256	134,636	263,367	116,633	146,734
Patents	203,314	141,449	61,865	205,910	140,327	65,583
Unpatented technologies	248,534	128,700	119,834	221,239	123,464	97,775
Distributor relationships	79,873	55,325	24,548	84,204	55,260	28,944
Drawings and manuals	25,757	25,757	—	27,792	27,303	489
Other	21,986	18,448	3,538	22,347	18,775	3,572
Total	2,634,661	1,436,616	1,198,045	2,654,351	1,391,538	1,262,813
Unamortized intangible assets:
Trademarks	96,581	—	96,581	96,709	—	96,709
Total intangible assets, net	$2,731,242	$1,436,616	$1,294,626	$2,751,060	$1,391,538	$1,359,522

For the three months ended June 30, 2022 and 2021, amortization expense was $38,718 and $35,474, respectively. For the six months ended June 30, 2022 and 2021, amortization expense was $79,909 and $71,086, respectively. Amortization expense is primarily comprised of acquisition-related intangible amortization. During the six months ended June 30, 2022, the Company acquired certain intellectual property assets related to electric refuse collection vehicles for approximately $29,750, including contingent consideration of up to $20,000. These assets were classified as unpatented technologies and included in the Engineered Products segment.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
8. Restructuring Activities

The Company's restructuring charges by segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Engineered Products	$524	$4,339	$981	$8,330
Clean Energy & Fueling	1,423	1,415	1,619	1,464
Imaging & Identification	344	174	1,535	864
Pumps & Process Solutions	1,476	904	2,161	887
Climate & Sustainability Technologies	159	2,283	5,875	3,344
Corporate	383	321	295	982
Total	$4,309	$9,436	$12,466	$15,871

These amounts are classified in the Condensed Consolidated Statements of Earnings as follows:
Cost of goods and services	$1,037	$4,839	$1,244	$8,746
Selling, general and administrative expenses	3,272	4,597	11,222	7,125
Total	$4,309	$9,436	$12,466	$15,871

The restructuring expenses of $4,309 and $12,466 incurred during the three and six months ended June 30, 2022 were primarily the result of restructuring programs initiated in 2021 and 2022 in response to demand conditions and broad-based operational efficiency initiatives focusing on footprint consolidation and IT centralization.

The $4,309 of restructuring charges incurred during the second quarter of 2022 primarily included the following items:
•The Engineered Products segment recorded $524 of restructuring charges related primarily to headcount reductions and exit costs.

•The Clean Energy & Fueling segment recorded $1,423 of restructuring charges primarily due to headcount reductions and exit costs.

•The Imaging & Identification segment recorded $344 of restructuring charges related primarily to headcount reductions and asset charges.

•The Pumps & Process Solutions segment recorded $1,476 of restructuring charges related primarily to headcount reductions.

•The Climate & Sustainability Technologies segment recorded $159 of restructuring charges related primarily to headcount reductions.

•Corporate recorded $383 of restructuring charges related primarily to simplification of organizational structure and headcount reductions.

The Company’s severance and exit accrual activities were as follows:

	Severance	Exit		Total
Balance at December 31, 2021	$10,730	$3,067		$13,797
Restructuring charges	3,838	8,628	(1)	12,466
Payments	(6,837)	(1,941)		(8,778)
Other, including foreign currency translation	(226)	(7,075)	(1)	(7,301)
Balance at June 30, 2022	$7,505	$2,679		$10,184
(1) Other activity includes non-cash foreign currency translation losses recorded as restructuring charges due to the substantial liquidation of businesses in certain Latin America countries.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
9. Borrowings

Borrowings consisted of the following:

	June 30, 2022	December 31, 2021
Short-term:
Short-term borrowings	$654	$702
Commercial paper	393,000	105,000
Notes payable	$393,654	$105,702

		Carrying amount (1)
	Principal	June 30, 2022	December 31, 2021
Long-term
3.15% 10-year notes due November 15, 2025	$400,000	$397,726	$397,389
1.25% 10-year notes due November 9, 2026 (euro-denominated)	€600,000	628,695	674,217
0.750% 8-year notes due November 4, 2027 (euro denominated)	€500,000	523,329	561,293
6.65% 30-year debentures due June 1, 2028	$200,000	199,406	199,356
2.950% 10-year notes due November 4, 2029	$300,000	297,218	297,029
5.375% 30-year debentures due October 15, 2035	$300,000	296,684	296,559
6.60% 30-year notes due March 15, 2038	$250,000	248,222	248,166
5.375% 30-year notes due March 1, 2041	$350,000	344,844	344,705
Total long-term debt		$2,936,124	$3,018,714
(1) Carrying amount is net of unamortized debt discount and deferred debt issuance costs. Total unamortized debt discounts were
$13.7 million and $15.1 million as of June 30, 2022 and December 31, 2021, respectively. Total deferred debt issuance costs were $11.6 million and $12.5 million as of June 30, 2022 and December 31, 2021, respectively.

During the six months ended June 30, 2022, commercial paper borrowings increased $288,000. The borrowings outstanding under the commercial paper program had a weighted average annual interest rate of 1.90% and 0.38% as of June 30, 2022 and December 31, 2021, respectively.

As of June 30, 2022, the Company maintained a $1.0 billion five-year unsecured revolving credit facility (the "Credit Agreement") with a syndicate of banks which expires on October 4, 2024. The Company uses the Credit Agreement principally as liquidity back-up for its commercial paper program and for general corporate purposes. At the Company's election, loans under the Credit Agreement will bear interest at a base rate plus an applicable margin. The Credit Agreement requires the Company to pay a facility fee and imposes various restrictions on the Company such as, among other things, a requirement to maintain a minimum interest coverage ratio of consolidated EBITDA to consolidated net interest expense of not less than 3.0 to 1. As of June 30, 2022 and December 31, 2021, there were no borrowings under the Credit Agreement.

The Company was in compliance with all covenants in the Credit Agreement and other long-term debt covenants at June 30, 2022 and had an interest coverage ratio of consolidated EBITDA to consolidated net interest expense of 17.8 to 1.

Letters of Credit and other Guarantees

As of June 30, 2022, the Company had approximately $166 million outstanding in letters of credit, surety bonds, and performance and other guarantees which expire on various dates through 2039. These letters of credit and bonds are primarily issued as security for insurance, warranty and other performance obligations. In general, we would only be liable for the amount of these guarantees in the event of default in the performance of our obligations.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
10. Financial Instruments

Derivatives

The Company is exposed to market risk for changes in foreign currency exchange rates due to the global nature of its operations and certain commodity risks. In order to manage these risks, the Company has hedged portions of its forecasted sales and purchases to occur within the next twelve months that are denominated in non-functional currencies, with currency forward contracts designated as cash flow hedges. At June 30, 2022 and December 31, 2021, the Company had contracts with total notional amounts of $173,852 and $180,929, respectively, to exchange currencies, principally euro, pound sterling, Swedish krona, Canadian dollar, Chinese yuan, and Swiss franc. The Company believes it is probable that all forecasted cash flow transactions will occur.

In addition, the Company had outstanding contracts with a total notional amount of $112,640 and $108,736 as of June 30, 2022 and December 31, 2021, respectively, that are not designated as hedging instruments. These instruments are used to reduce the Company's exposure for operating receivables and payables that are denominated in non-functional currencies. Gains and losses on these contracts are recorded in other income, net in the Condensed Consolidated Statements of Earnings.

The following table sets forth the fair values of derivative instruments held by the Company as of June 30, 2022 and December 31, 2021 and the balance sheet lines in which they are recorded:

	Fair Value Asset (Liability)
	June 30, 2022	December 31, 2021	Balance Sheet Caption
Foreign currency forward	$2,095	$2,825	Prepaid and other current assets
Foreign currency forward	(1,659)	(433)	Other accrued expenses

For a cash flow hedge, the change in estimated fair value of a hedging instrument is recorded in accumulated other comprehensive (loss) earnings as a separate component of the Condensed Consolidated Statements of Stockholders' Equity and is reclassified into revenues, cost of goods and services, or selling, general and administrative expenses in the Condensed Consolidated Statements of Earnings during the period in which the hedged transaction is settled. The amount of gains or losses from hedging activity recorded in earnings is not significant, and the amount of unrealized gains and losses from cash flow hedges that are expected to be reclassified to earnings in the next twelve months is not significant; therefore, additional tabular disclosures are not presented. There are no amounts excluded from the assessment of hedge effectiveness, and the Company's derivative instruments that are subject to credit risk contingent features were not significant.

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

Amounts recognized in other comprehensive earnings for the gains (losses) on net investment hedges were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Gain (loss) on euro-denominated debt	$46,742	$(18,894)	$84,490	$27,539
Tax (expense) benefit	(10,539)	4,269	(18,970)	(6,223)
Net gain (loss) on net investment hedges, net of tax	$36,203	$(14,625)	$65,520	$21,316

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

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
	Level 2	Level 2
Assets:
Foreign currency cash flow hedges	$2,095	$2,825
Liabilities:
Foreign currency cash flow hedges	1,659	433

The estimated fair value of long-term debt at June 30, 2022 and December 31, 2021, was $2,879,335 and $3,440,501, respectively. The estimated fair value of long-term debt is based on quoted market prices for similar instruments and is, therefore, classified as Level 2 within the fair value hierarchy.

The carrying values of cash and cash equivalents, trade receivables, accounts payable and notes payable are reasonable estimates of their fair values as of June 30, 2022 and December 31, 2021 due to the short-term nature of these instruments.

11. Income Taxes

The effective tax rates for the three months ended June 30, 2022 and 2021 were 13.6% and 18.2%, respectively. The decrease in the effective tax rate for the three months ended June 30, 2022 relative to the prior comparable period was primarily driven by favorable audit resolutions, including $22.6 million related to the Tax Cuts and Jobs Act.

The effective tax rates for the six months ended June 30, 2022 and 2021 were 15.6% and 18.8%, respectively. The decrease in the effective tax rate for the six months ended June 30, 2022 relative to the prior year comparable period was primarily driven by favorable audit resolutions, including $22.6 million related to the Tax Cuts and Jobs Act.

Dover and its subsidiaries file tax returns in the U.S., including various state and local returns, and in other foreign jurisdictions. We believe adequate provision has been made for all income tax uncertainties. The Company is routinely audited by taxing authorities in its filing jurisdictions, and a number of these audits are currently underway. The Company believes that within the next twelve months uncertain tax positions may be resolved and statutes of limitations will expire, which could result in a decrease in the gross amount of unrecognized tax benefits of approximately zero to $4.5 million.

12. Equity Incentive Program

The Company typically makes its annual grants of equity awards pursuant to actions taken by the Compensation Committee of the Board of Directors at its regularly scheduled first quarter meeting. During the six months ended June 30, 2022, the Company issued stock-settled appreciation rights ("SARs") covering 335,285 shares, performance share awards of 40,087 and restricted stock units ("RSUs") of 76,509.

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

The Company also has granted RSUs, and the fair value of these awards was determined using Dover's closing stock price on the date of grant, which was $160.21 and $122.73 for RSUs granted in 2022 and 2021, respectively.

Stock-based compensation is reported within selling, general and administrative expenses in the Condensed Consolidated Statements of Earnings. The following table summarizes the Company’s compensation expense relating to all stock-based incentive plans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Pre-tax stock-based compensation expense	$7,218	$6,872	$18,331	$18,393
Tax benefit	(731)	(559)	(1,846)	(1,781)
Total stock-based compensation expense, net of tax	$6,487	$6,313	$16,485	$16,612

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
13. Commitments and Contingent Liabilities

Litigation

Certain of the Company’s subsidiaries are involved in legal proceedings relating to the cleanup of waste disposal sites identified under federal and state statutes that provide for the allocation of such costs among "potentially responsible parties." In each instance, the extent of the Company’s liability appears to be very small in relation to the total projected expenditures and the number of other "potentially responsible parties" involved, and is anticipated to be immaterial to the Company. In addition, certain of the Company’s subsidiaries are involved in ongoing remedial activities at certain current and former plant sites, in cooperation with regulatory agencies, and appropriate estimated liabilities have been established. At June 30, 2022 and December 31, 2021, these estimated liabilities for environmental and other matters, including private party claims for exposure to hazardous substances that are probable and estimable, were not material.

The Company and certain of its subsidiaries are also parties to a number of other legal proceedings incidental to their businesses. These proceedings primarily involve claims by private parties alleging injury arising out of use of the Company’s products, patent infringement, employment matters, and commercial disputes. Management and legal counsel, at least quarterly, review the probable outcome of such proceedings, the costs and expenses reasonably expected to be incurred and currently accrued to-date, and the availability and extent of insurance coverage. The Company has estimated liabilities for legal matters that are probable and estimable, and at June 30, 2022 and December 31, 2021, these estimated liabilities were not material. While it is not possible at this time to predict the outcome of these legal actions, in the opinion of management, based on the aforementioned reviews, the Company is not currently involved in any legal proceedings which, individually or in the aggregate, could have a material effect on its financial position, results of operations, or cash flows.

Warranty Accruals

Estimated warranty program claims are provided for at the time of sale of the Company's products. Amounts provided for are based on historical costs and adjusted for new claims and are included within other accrued expenses and other liabilities in the Condensed Consolidated Balance Sheet. The changes in the carrying amount of product warranties through June 30, 2022 and 2021, were as follows:

	2022	2021
Beginning Balance, December 31 of the Prior Year	$48,568	$51,088
Provision for warranties	31,112	34,900
Settlements made	(30,955)	(34,424)
Other adjustments, including acquisitions and currency translation	(721)	(528)
Ending balance, June 30	$48,004	$51,036

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

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

Qualified Defined Benefits

	Three Months Ended June 30,				Six Months Ended June 30,
	U.S. Plan		Non-U.S. Plans		U.S. Plan		Non-U.S. Plans
	2022	2021	2022	2021	2022	2021	2022	2021
Service cost	$1,426	$1,784	$1,173	$1,397	$2,852	$3,567	$2,394	$2,839
Interest cost	3,437	3,401	846	695	6,873	6,803	1,730	1,363
Expected return on plan assets	(7,276)	(7,245)	(1,815)	(1,820)	(14,552)	(14,490)	(3,706)	(3,619)
Amortization:
Prior service cost (credit)	28	53	(130)	(162)	55	106	(264)	(330)
Recognized actuarial loss	575	2,503	436	989	1,150	5,006	894	1,989
Net periodic (income) expense	$(1,810)	$496	$510	$1,099	$(3,622)	$992	$1,048	$2,242

Non-Qualified Supplemental Benefits

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Service cost	$357	$390	$713	$781
Interest cost	304	308	608	616
Amortization:
Prior service cost	373	383	745	766
Recognized actuarial gain	(504)	(418)	(1,008)	(836)
Net periodic expense	$530	$663	$1,058	$1,327

Defined Contribution Retirement Plans

The Company also offers defined contribution retirement plans which cover the majority of its U.S. employees, as well as employees in certain other countries. The related expense is recognized within selling, general and administrative expenses and cost of goods and services, depending on the functional area of the underlying employees included in the plans. The Company’s expense relating to defined contribution plans was $14,584 and $16,052 for the three months ended June 30, 2022 and 2021, respectively, and $32,257 and $31,113 for the six months ended June 30, 2022 and 2021, respectively.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
15. Other Comprehensive Earnings

Amounts reclassified from accumulated other comprehensive loss to earnings during the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Foreign currency translation:
Reclassification of foreign currency translation losses to earnings for the substantial liquidation of businesses	$—	$—	$5,915	$—
Tax benefit	—	—	—	—
Net of tax	$—	$—	$5,915	$—
Pension plans:
Amortization of actuarial losses	$499	$3,074	$1,020	$6,159
Amortization of prior service costs	274	277	542	548
Total before tax	773	3,351	1,562	6,707
Tax benefit	(202)	(774)	(410)	(1,548)
Net of tax	$571	$2,577	$1,152	$5,159
Cash flow hedges:
Net gains reclassified into earnings	$(1,345)	$(1,877)	$(3,374)	$(3,710)
Tax provision	300	417	753	839
Net of tax	$(1,045)	$(1,460)	$(2,621)	$(2,871)

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

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
•Climate & Sustainability Technologies segment is a provider of innovative and energy-efficient equipment and systems that serve the commercial refrigeration, heating and cooling and beverage can-making equipment markets.

The Company's Chief Operating Decision Maker ("CODM") uses segment earnings to evaluate segment performance and allocate resources. Segment earnings is defined as earnings before purchase accounting expenses, restructuring and other costs (benefits), loss (gain) on dispositions, corporate expenses/other, interest expense, interest income and provision for income taxes.

During the three month period ended June 30, 2022, the segment measure of profit and loss used by the CODM was changed to segment earnings from segment earnings (EBIT), defined as earnings before corporate expenses/other, interest expense, interest income and provision for income taxes. This change in segment measure allows the CODM to better assess operating results over time and is consistent with how the CODM evaluates our businesses. Accordingly, we have updated our segment earnings for the three and six months ended June 30, 2021 to conform to the new presentation.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
Segment financial information and a reconciliation of segment results to consolidated results were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Engineered Products	$514,436	$442,091	$1,002,083	$870,218
Clean Energy & Fueling	494,075	437,042	952,470	826,720
Imaging & Identification	275,951	294,076	548,206	578,404
Pumps & Process Solutions	441,127	428,701	876,322	823,078
Climate & Sustainability Technologies	434,164	430,506	833,242	802,583
Intersegment eliminations	(1,038)	(740)	(1,707)	(1,426)
Total consolidated revenue	$2,158,715	$2,031,676	$4,210,616	$3,899,577
Net earnings:
Segment earnings:
Engineered Products	$81,671	$71,255	$152,801	$147,939
Clean Energy & Fueling	99,034	93,430	171,996	173,002
Imaging & Identification	61,392	66,565	119,990	130,183
Pumps & Process Solutions	138,048	146,759	284,665	275,654
Climate & Sustainability Technologies	64,181	56,905	117,790	100,380
Total segment earnings	444,326	434,914	847,242	827,158
Purchase accounting expenses (1)	47,019	35,162	100,305	70,678
Restructuring and other costs (2)	7,944	10,779	18,496	14,941
Loss on dispositions (3)	—	—	194	—
Corporate expense / other (4)	27,967	39,910	65,371	77,083
Interest expense	26,989	26,661	53,541	53,484
Interest income	(949)	(942)	(1,724)	(1,622)
Earnings before provision for income taxes	335,356	323,344	611,059	612,594
Provision for income taxes	45,738	58,836	95,288	115,317
Net earnings	$289,618	$264,508	$515,771	$497,277
(1) Purchase accounting expenses are primarily comprised of amortization of intangible assets and charges related to fair value step-ups for acquired inventory sold during the period.
(2) Restructuring and other costs relate to actions taken for employee reductions, facility consolidations and site closures, product line exits, and other asset charges. Restructuring and other costs consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Restructuring	$4,309	$9,436	$12,466	$15,871
Other costs (benefits), net	3,635	1,343	6,030	(930)
Restructuring and other costs	$7,944	$10,779	$18,496	$14,941
(3) Loss on disposition includes working capital adjustments related to dispositions.
(4) Certain expenses are maintained at the corporate level and not allocated to the segments. These expenses include executive and functional compensation costs, non-service pension costs, non-operating insurance expenses, shared business services overhead costs, deal-related expenses and various administrative expenses relating to the corporate headquarters.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
The following table presents revenue disaggregated by geography based on the location of the Company's customers:

	Three Months Ended June 30,			Six Months Ended June 30,
Revenue by geography	2022	2021		2022	2021
United States	$1,253,061	$1,091,015		$2,404,561	$2,127,029
Europe	458,263	459,074		905,828	904,369
Asia	229,116	236,008		458,502	428,115
Other Americas	149,728	171,891		301,320	302,068
Other	68,547	73,688		140,405	137,996
Total	$2,158,715	$2,031,676	$—	$4,210,616	$3,899,577
17. Share Repurchases

In November 2020, the Company's Board of Directors approved a new standing share repurchase authorization, whereby the Company may repurchase up to 20 million shares beginning on January 1, 2021 through December 31, 2023. This share repurchase authorization replaced the February 2018 share repurchase authorization.

In the three and six months ended June 30, 2022, the Company repurchased 641,428 shares of common stock at a total cost of $85,000, or $132.52 per share. In the first quarter of 2021, the Company repurchased 182,951 shares of common stock at a total cost of $21,637, or $118.27 per share. There were no repurchases during the three months ended June 30, 2021.

As of June 30, 2022, 19,175,621 shares remain authorized for repurchase under the November 2020 share repurchase authorization.

18. Earnings per Share

The following table sets forth a reconciliation of the information used in computing basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net earnings	$289,618	$264,508	$515,771	$497,277
Basic earnings per common share:
Net earnings	$2.01	$1.84	$3.58	$3.46
Weighted average shares outstanding	143,832,000	143,941,000	143,959,000	143,854,000
Diluted earnings per common share:
Net earnings	$2.00	$1.82	$3.56	$3.43
Weighted average shares outstanding	144,669,000	145,118,000	144,998,000	145,040,000

The following table is a reconciliation of the share amounts used in computing earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Weighted average shares outstanding - Basic	143,832,000	143,941,000	143,959,000	143,854,000
Dilutive effect of assumed exercise of SARs and vesting of performance shares and RSUs	837,000	1,177,000	1,039,000	1,186,000
Weighted average shares outstanding - Diluted	144,669,000	145,118,000	144,998,000	145,040,000

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

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
The weighted average number of anti-dilutive potential common shares excluded from the calculation above were approximately 6,000 and 0 for the three months ended June 30, 2022 and 2021, respectively, and 32,000 and 34,000 for the six months ended June 30, 2022 and 2021, respectively.

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

20. Subsequent Events

On July 1, 2022, the Company completed the acquisition of Malema Engineering Corporation ("Malema"), a designer and manufacturer of flow measurement and control instruments serving customers in the biopharmaceutical, semiconductor and industrial sectors, for approximately $224,000, subject to customary post-closing adjustments, and contingent consideration of up to $50,000. At the closing of the transaction, the Company acquired 99.7% of the equity interests in the Malema group. The acquisition of the remaining equity interests is expected to occur during the third quarter. The Malema acquisition expands the Company's biopharma single-use production offering within the Pumps & Process Solutions segment. The initial accounting for the Malema acquisition is incomplete as a result of the timing of the acquisition. Accordingly, it is impracticable for us to make certain business combination disclosures such as the estimated fair values of assets and liabilities acquired and the amount of goodwill expected to be deductible for tax purposes.

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

•Our Climate & Sustainability Technologies segment is a provider of innovative and energy-efficient equipment and systems that serve the commercial refrigeration, heating and cooling and beverage can-making equipment markets.

In the second quarter of 2022, revenue was $2.2 billion, which increased $127.0 million, or 6.3%, as compared to the second quarter of 2021. This was driven by organic revenue growth of 7.5% and acquisition-related revenue growth of 4.1%, partially offset by an unfavorable impact from foreign currency translation of 3.6% and disposition-related decline of 1.7%. Pricing initiatives continued in the quarter to offset the impact of higher commodity costs, principally steel, component parts inflation, and higher freight and logistics costs.

The 7.5% organic revenue growth for the second quarter of 2022 was broad-based across most of our businesses based on solid underlying demand and our ability to produce and ship despite supply chain constraints, input cost inflation, and unforecasted production interruptions. The Engineered Products segment had organic revenue growth of 18.6% primarily as a result of pricing initiatives as well as strength in our waste handling, vehicle services, industrial automation, and industrial winch and hoist businesses, whereas our aerospace and defense business declined organically year-over-year driven by supply chain constraints and program timing. The Clean Energy & Fueling segment had organic revenue decline of 1.1% principally due to reduced year-over-year demand in North America for Europay, Mastercard, and Visa ("EMV") compliant equipment following the compliance deadline in the second quarter of 2021, mostly offset by solid demand in our North America below ground retail fueling, fluid transfer solutions and vehicle wash solutions businesses, along with pricing initiatives. The Imaging & Identification segment experienced organic revenue decline of 0.9% driven by sourced logistics headwinds and continued component shortages due to COVID-19 related lockdowns in China in our marking and coding business, partially offset by growth in our serialization and brand management software. The Pumps & Process Solutions segment had organic revenue growth of 6.8%, driven by pricing initiatives, along with continued strength in our core non-COVID-19 biopharma platform, industrial pumps, plastics and polymer processing solutions, and bearings and compression components businesses, partially offset by lower shipments for single-use pumps and connectors used in biopharmaceutical production processes for the COVID-19 vaccine. The Climate & Sustainability Technologies segment posted organic revenue growth of 11.4%, reflective of pricing initiatives combined with strong demand in retail refrigeration, can-making, and heat exchangers.

From a geographic perspective, organic revenue for the U.S., our largest market, increased 12.5% in the second quarter of 2022. Organic revenue in Europe and Asia grew 11.8% and 0.4%, respectively. Revenue growth in Asia was negatively impacted by COVID-19 driven lockdowns in China in the quarter, which have since eased. Other Americas declined by 17.7% organically in the quarter.

Bookings were $2.1 billion for the three months ended June 30, 2022, a decrease of $270.3 million, or 11.4% compared to the prior year comparable period. Included in this result was organic decline of 9.9%, an unfavorable impact from foreign currency translation of 2.9%, disposition-related decline of 1.8%, and acquisition-related growth of 3.2%. The organic bookings decline was driven primarily by a $74.0 million order reversal due to customer financing limitations in our beverage can-making business, a decrease in orders for biopharmaceutical components used in COVID-19 vaccine production, and declines in our vehicle service and waste handling businesses principally related to higher year-over-year comparables and timing of orders in waste handling. This was partially offset by solid demand in our marking and coding business.

Backlog as of June 30, 2022 was $3.3 billion, an increase from $2.6 billion in the prior year. See definition of bookings and backlog within "Segment Results of Operations".

Restructuring and other costs of $7.9 million included restructuring charges of $4.3 million and other costs of $3.6 million for the three months ended June 30, 2022. Restructuring and other costs were primarily due to headcount reductions and facility consolidations resulting from restructuring programs initiated in 2021 and 2022, and asset write-downs. See Note 8 — Restructuring Activities in the Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q for further details.

Subsequent to the second quarter of 2022, on July 1, 2022, the Company completed the acquisition of Malema Engineering Corporation ("Malema"), a designer and manufacturer of flow measurement and control instruments serving customers in the biopharmaceutical, semiconductor and industrial sectors, for approximately $224.0 million, subject to customary post-closing adjustments, and contingent consideration of up to $50.0 million. The Malema acquisition expands the Company's biopharma single-use production offering within the Pumps & Process Solutions segment. See Note 20 — Subsequent Events in the Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q for further details.

COVID-19 Update

The COVID-19 outbreak and associated counteracting measures implemented by governments and businesses around the world, as well as subsequent accelerated recovery in global business activity, have increased uncertainty in the global business environment and led to supply chain disruptions and shortages in global markets for commodities, logistics and labor, as well as input cost inflation. Currently our expectation is that the impact of cost inflation, including labor, freight and logistics costs, as well as supplier component input availability will continue throughout 2022.

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

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands, except per share data)	2022	2021	% Change	2022	2021	% Change
Revenue	$2,158,715	$2,031,676	6.3%	$4,210,616	$3,899,577	8.0%
Cost of goods and services	1,377,432	1,259,504	9.4%	2,686,139	2,405,857	11.6%
Gross profit	781,283	772,172	1.2%	1,524,477	1,493,720	2.1%
Gross profit margin	36.2%	38.0%	(1.8)	36.2%	38.3%	(2.1)

Selling, general and administrative expenses	424,433	428,042	(0.8)%	868,276	837,040	3.7%
Selling, general and administrative expenses as a percent of revenue	19.7%	21.1%	(1.4)	20.6%	21.5%	(0.9)
Operating earnings	356,850	344,130	3.7%	656,201	656,680	(0.1)%
Interest expense	26,989	26,661	1.2%	53,541	53,484	0.1%
Interest income	(949)	(942)	0.7%	(1,724)	(1,622)	6.3%
Other income, net	(4,546)	(4,933)	nm*	(6,675)	(7,776)	nm*
Earnings before provision for income taxes	335,356	323,344	3.7%	611,059	612,594	(0.3)%
Provision for income taxes	45,738	58,836	(22.3)%	95,288	115,317	(17.4)%
Effective tax rate	13.6%	18.2%	(4.6)	15.6%	18.8%	(3.2)
Net earnings	289,618	264,508	9.5%	515,771	497,277	3.7%
Net earnings per common share - diluted	$2.00	$1.82	9.9%	$3.56	$3.43	3.8%
* nm - not meaningful

Revenue

Revenue for the three months ended June 30, 2022 increased $127.0 million, or 6.3%, from the prior year comparable quarter. Results included organic revenue growth of 7.5%, primarily led by our Engineered Products and Climate & Sustainability Technologies segments, and acquisition-related revenue growth of 4.1%, driven by our Clean Energy & Fueling segment. This growth was partially offset by an unfavorable impact from foreign currency translation of 3.6% and disposition-related decline of 1.7%. Customer pricing favorably impacted revenue by approximately 6.6% in the second quarter of 2022 compared to 2.1% in the prior year comparable quarter.

Revenue for the six months ended June 30, 2022 increased $311.0 million, or 8.0%, from the comparable period. The increase primarily reflects organic revenue growth of 8.4%, primarily led by our Engineered Products and Climate & Sustainability Technologies segments. Acquisition-related growth was 4.3%, led by our Clean Energy & Fueling segment. This growth was partially offset by an unfavorable impact from foreign currency translation of 3.0% and a 1.7% impact from dispositions within the Climate & Sustainability Technologies segment. Customer pricing favorably impacted revenue by approximately 6.3% for the six months ended June 30, 2022 compared to 1.4% in the prior year comparable period.

Gross Profit

Gross profit for the three months ended June 30, 2022 increased $9.1 million, or 1.2%, while gross profit margin decreased 180 basis points to 36.2%, from the prior year comparable quarter. Our pricing initiatives which started in 2021 and into 2022 offset increased material and logistics costs.

Gross profit for the six months ended June 30, 2022 increased $30.8 million, or 2.1%, while gross profit margin decreased by 210 basis points to 36.2%, from the comparable period. Our pricing initiatives which started in 2021 and into 2022 offset increased material and logistics costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2022 decreased $3.6 million, or 0.8%, from the prior year comparable quarter, primarily due to lower variable compensation expense. As a percentage of revenue, selling, general and administrative expenses decreased 140 basis points as compared to the prior year comparable period to 19.7% due to an increase in the revenue base.

Selling, general and administrative expenses for the six months ended June 30, 2022 increased $31.2 million, or 3.7%, from the comparable period, primarily due to increased labor costs, travel and marketing expenses, and amortization expense from acquisitions. Selling, general and administrative expenses as a percentage of revenue decreased 90 basis points as compared to the prior year comparable period to 20.6% due to an increase in the revenue base.

Research and development costs, including qualifying engineering costs, are expensed when incurred and amounted to $38.6 million and $41.2 million for the three months ended June 30, 2022 and 2021, respectively, and $79.3 million and $82.4 million, for the six months ended June 30, 2022 and 2021, respectively. These costs as a percent of revenue were 1.8% and 2.0% for the three months ended June 30, 2022 and 2021, respectively, and 1.9% and 2.1% for the six months ended June 30, 2022 and 2021, respectively.

Other income, net

Other income, net for the three months ended June 30, 2022 decreased $0.4 million from the prior year comparable period due to various immaterial items.

Other income, net for the six months ended June 30, 2022 decreased $1.1 million due to various immaterial items.

Income Taxes

The effective tax rates for the three months ended June 30, 2022 and 2021 were 13.6% and 18.2%, respectively. The decrease in the effective tax rate for the three months ended June 30, 2022 relative to the prior year comparable quarter was primarily driven by favorable audit resolutions, including $22.6 million related to the Tax Cuts and Jobs Act.

The effective tax rates for the six months ended June 30, 2022 and 2021 were 15.6% and 18.8%, respectively. The decrease in the effective tax rate for the six months ended June 30, 2022 relative to the prior year comparable quarter was primarily driven by favorable audit resolutions, including $22.6 million related to the Tax Cuts and Jobs Act.

Net earnings

Net earnings for the three months ended June 30, 2022 increased 9.5% to $289.6 million, or $2.00 diluted earnings per share, from $264.5 million, or $1.82 diluted earnings per share, in the prior year comparable quarter. The increase in net earnings is mainly attributable to increased volumes, favorable business mix, and customer pricing actions, partially offset by increased material and logistic costs, increased labor costs, and unfavorable impact from foreign currency translation. Additionally, the three months ended June 30, 2022 was impacted by a $22.6 million reduction to income taxes previously recorded related to the Tax Cuts and Jobs Act.

Net earnings for the six months ended June 30, 2022 increased 3.7% to $515.8 million, or $3.56 diluted earnings per share, from $497.3 million, or $3.43 diluted earnings per share, in the prior year comparable quarter. The increase in net earnings is mainly attributable to increased volumes, favorable business mix, pricing initiatives, productivity actions, and restructuring benefits offset by higher material and logistic costs, increased labor costs and an unfavorable impact form foreign currency translation. Additionally, the six months ended June 30, 2022 was impacted by a $22.6 million reduction to income taxes previously recorded related to the Tax Cuts and Jobs Act.

SEGMENT RESULTS OF OPERATIONS

The summary that follows provides a discussion of the results of operations of each of our five reportable operating segments (Engineered Products, Clean Energy & Fueling, Imaging & Identification, Pumps & Process Solutions, and Climate & Sustainability Technologies). Each of these segments is comprised of various product and service offerings that serve multiple markets. We evaluate our operating segment performance based on segment earnings as defined in Note 16 — Segment Information in the Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q. For further information, see "Non-GAAP Disclosures" at the end of this Item 2.

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

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2022	2021	% Change	2022	2021	% Change
Revenue	$514,436	$442,091	16.4%	$1,002,083	$870,218	15.2%

Segment earnings	$81,671	$71,255	14.6%	$152,801	$147,939	3.3%

Segment margin	15.9%	16.1%		15.2%	17.0%

Operational metrics:
Bookings	$452,668	$497,200	(9.0)%	$993,703	$1,025,510	(3.1)%
Backlog				$759,589	$613,517	23.8%

Components of revenue growth:
Organic growth			18.6%			16.6%
Acquisitions			1.1%			1.2%
Foreign currency translation			(3.3)%			(2.6)%
			16.4%			15.2%

Second Quarter 2022 Compared to the Second Quarter 2021

Engineered Products segment revenue for the second quarter of 2022 increased $72.3 million, or 16.4%, as compared to the second quarter of 2021, comprised primarily of organic growth of 18.6%, acquisition-related growth of 1.1%, and an unfavorable impact from foreign currency translation of 3.3%. Customer pricing favorably impacted revenue in the second quarter of 2022 by approximately 10.3% compared to 2.7% in the prior year comparable quarter, reflecting actions to recover increasing costs.

The organic revenue growth was most notable in our waste handling, vehicle service, industrial automation, and industrial winch and hoist businesses. Our aerospace and defense business was down year-over-year driven by supply chain constraints, program timing, and a difficult comparable against record shipment levels in the prior year. Despite the strong organic growth and near record-high backlog levels for the segment, shipments continue to be challenged by supply chain and labor availability constraints. We anticipate organic revenue growth to continue into the second half of the year as demand remains strong in several of our key end-markets, most notably waste handling and vehicle services.

Engineered Products segment earnings increased $10.4 million, or 14.6%, compared to the second quarter of 2021. The increase was primarily driven by increased volumes, favorable business mix, and customer pricing actions, partially offset by higher material and logistic costs, increased labor costs, as well as an unfavorable impact from foreign currency translation. As a result, segment margin decreased to 15.9% from 16.1% as compared to the prior year quarter.

Bookings decreased 9.0% for the segment, comprised primarily of organic decline of 8.3%, an unfavorable impact from foreign currency translation of 2.2%, partially offset by acquisition-related growth of 1.5%. The organic bookings decline was driven by declines in our vehicle service and waste handling businesses principally related to higher year-over-year comparables and timing of orders in waste handling. Segment book-to-bill was 0.88. Backlog increased 23.8% compared to the prior year comparable period.

Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021

Engineered Products revenue for the six months ended June 30, 2022 increased $131.9 million, or 15.2%, compared to the prior year comparable period. This was comprised of organic revenue growth of 16.6% and acquisition-related growth of 1.2%, partially offset by an unfavorable impact from foreign currency translation of 2.6%. The organic revenue growth was most notable in our waste handling, vehicle service, industrial automation, and industrial winch and hoist businesses. Our aerospace and defense business was down year-over-year driven by program timing along with constrained labor availability and supply chain disruptions. Customer pricing favorably impacted revenue in the six months ended June 30, 2022 by approximately 10.5% compared to 1.6% in the prior comparable period.

Segment earnings for the six months ended June 30, 2022 increased $4.9 million, or 3.3%, as compared to the 2021 comparable period. The growth was primarily driven by increased volumes, favorable business mix, and customer pricing actions, partially offset by higher material and logistic costs, increased labor costs, as well as an unfavorable impact from foreign currency translation. Segment margin decreased to 15.2% from 17.0% as compared to the prior year comparable period.

Clean Energy & Fueling

Our Clean Energy & Fueling segment provides components, equipment, and software and service solutions enabling safe transport of traditional and clean fuels and other hazardous substances along the supply chain, as well as the safe and efficient operation of convenience retail, retail fueling and vehicle wash establishments.

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2022	2021	% Change	2022	2021	% Change
Revenue	$494,075	$437,042	13.0%	$952,470	$826,720	15.2%

Segment earnings	$99,034	$93,430	6.0%	$171,996	$173,002	(0.6)%

Segment margin	20.0%	21.4%		18.1%	20.9%

Operational metrics:
Bookings	$487,861	$453,146	7.7%	$989,352	$875,814	13.0%
Backlog				$411,350	$256,497	60.4%

Components of revenue growth:
Organic decline			(1.1)%			(0.5)%
Acquisitions			17.3%			18.3%
Foreign currency translation			(3.2)%			(2.6)%
			13.0%			15.2%

Second Quarter 2022 Compared to the Second Quarter 2021

Clean Energy & Fueling segment revenue for the second quarter of 2022 increased $57.0 million, or 13.0%, as compared to the second quarter of 2021, comprised of acquisition-related growth of 17.3%, an unfavorable impact from foreign currency translation of 3.2%, and an organic decline of 1.1%. Acquisition-related growth was driven by the acquisitions of AvaLAN Wireless Systems Incorporated, Liqal BV, Acme Cryogenics, and RegO. Customer pricing favorably impacted revenue in the second quarter of 2022 by approximately 5.4% compared to 2.5% in the prior year comparable quarter.

The modest organic revenue decline was primarily driven by reduced year-over-year demand in North America for EMV compliant equipment following the compliance deadline in the second quarter of 2021. This was mostly offset by solid demand in our North America retail fueling, fluid transfer solutions and vehicle wash solutions business, along with pricing actions aimed at mitigating material and logistics cost inflation. We anticipate organic revenue to increase in the second half of the year as demand remains constructive in our key end-markets, most notably the retail fueling, fluid transfer and vehicle wash businesses, and we anticipate improvements related to supply chain and logistics constraints.

Clean Energy & Fueling segment earnings increased $5.6 million, or 6.0%, over the prior year comparable quarter. The increase was primarily driven by pricing, productivity initiatives and cost actions, and the favorable impact from acquisitions, which more than offset the unfavorable impact to earnings from lower EMV related revenues and increased material, logistics and labor costs. Segment margin decreased to 20.0% from 21.4% in the prior year quarter.

Overall bookings increased 7.7% as compared to the prior year comparable quarter, driven by acquisition-related growth of 14.5% and partially offset by an organic decline of 4.6% and an unfavorable impact from foreign currency translation of 2.2%. The organic bookings decline was primarily driven by the decrease in demand for EMV compliant equipment, partially offset by strong order intake in our vehicle wash and North America retail fueling businesses. Segment book-to-bill was 0.99. Backlog increased 60.4% as compared to the prior year comparable period, driven in large part by the acquisitions completed in 2021.

Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021

Clean Energy & Fueling segment revenue increased $125.8 million, or 15.2%, as compared to the six months ended June 30, 2021, attributable to acquisition-related growth of 18.3%, partially offset by an unfavorable impact from foreign currency translation of 2.6%, and an organic decline of 0.5%. Organic revenue remained relatively flat for the first half of the year with strong demand in our retail fueling, fluid transfer, and vehicle wash solutions markets being offset by the normalization of EMV related demand in North America. Customer pricing favorably impacted revenue in the six months ended June 30, 2022 by approximately 4.2% compared to 1.8% in the prior comparable period.

Clean Energy & Fueling segment earnings decreased $1.0 million, or 0.6%, for the six months ended June 30, 2022. The decrease was driven by lower organic revenues, increased material, logistics and labor costs, and an unfavorable impact from foreign currency translation. This was partially offset by benefits from higher pricing, productivity initiatives and cost actions, and acquisitions. Segment margin decreased to 18.1% from 20.9% in the prior year comparable period.

Imaging & Identification

Our Imaging & Identification segment supplies precision marking and coding, packaging intelligence, product traceability, brand protection and digital textile printing equipment, as well as related consumables, software and services to the global packaged and consumer goods, pharmaceutical, industrial manufacturing, fashion and apparel and other end-markets.

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2022	2021	% Change	2022	2021	% Change
Revenue	$275,951	$294,076	(6.2)%	$548,206	$578,404	(5.2)%

Segment earnings	$61,392	$66,565	(7.8)%	$119,990	$130,183	(7.8)%

Segment margin	22.2%	22.6%		21.9%	22.5%

Operational metrics:
Bookings	$292,136	$299,608	(2.5)%	$599,240	$593,222	1.0%
Backlog				$255,255	$206,125	23.8%

Components of revenue decline:
Organic decline			(0.9)%			(1.0)%
Acquisitions			0.5%			0.4%
Foreign currency translation			(5.8)%			(4.6)%
			(6.2)%			(5.2)%

Second Quarter 2022 Compared to the Second Quarter 2021

Imaging & Identification segment revenue for the second quarter of 2022 decreased $18.1 million, or 6.2%, as compared to the second quarter of 2021, comprised of an unfavorable impact from foreign currency translation of 5.8% and an organic decline of 0.9%, partially offset by acquisition-related growth of 0.5%. Acquisition-related growth was driven by the acquisition of Blue Bite LLC. Customer pricing favorably impacted revenue in the second quarter of 2022 by approximately 3.2% compared to 1.1% in the prior year comparable quarter.

The organic revenue decline was primarily driven by continued sourced component shortages and logistics headwinds in our marking and coding business, which was most notably impacted by component shortages that arose due to the COVID-19 related lockdowns in China. These lockdowns also impacted underlying demand in Asia. This was partially offset by increased revenue in our serialization and brand management software business. We expect deliveries in our marking and coding business to improve in the second half, as component availability improves, China restrictions ease, and underlying demand for our printers and consumables remains positive.

Imaging & Identification segment earnings decreased $5.2 million, or 7.8%, over the prior year comparable quarter. This decrease was primarily driven by revenue reductions stemming from supply chain and logistics constraints, input cost inflation, and unfavorable foreign exchange, partially offset by pricing initiatives, productivity actions, restructuring benefits, and cost containment. Segment margin decreased to 22.2% from 22.6% in the prior year comparable quarter.

Overall bookings decreased 2.5% as compared to the prior year comparable quarter, reflecting an unfavorable impact from foreign currency translation of 5.5% offset by organic growth of 2.6% and acquisition-related growth of 0.4%. Organic bookings growth was primarily driven by solid demand for new equipment and associated services and consumables in our marking and coding business. Segment book-to-bill was 1.06. Backlog increased 23.8% as compared to the prior year period.

Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021

Imaging & Identification segment revenue decreased $30.2 million, or 5.2%, as compared to the six months ended June 30, 2021, attributable to an unfavorable impact from foreign currency translation of 4.6% and an organic decline of 1.0%, partially offset by acquisition-related growth of 0.4%. The organic revenue decline was primarily driven by supply chain and logistics headwinds in our marking and coding business, most notably due to the COVID-19 related lockdowns in China which also impacted underlying demand in Asia. Customer pricing favorably impacted revenue in the six months ended June 30, 2022 by approximately 2.6% compared to 1.0% in the prior comparable period.

Imaging & Identification segment earnings decreased $10.2 million, or 7.8%, for the six months ended June 30, 2022 over the prior year comparable period. The decrease was primarily driven by the earnings impact from lower revenues, higher input costs, and unfavorable foreign exchange impacts, partially offset by cost reduction initiatives, price increases, restructuring benefits, and cost containment. Segment margin decreased to 21.9% from 22.5% in the prior year comparable quarter.

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

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2022	2021	% Change	2022	2021	% Change
Revenue	$441,127	$428,701	2.9%	$876,322	$823,078	6.5%

Segment earnings	$138,048	$146,759	(5.9)%	$284,665	$275,654	3.3%

Segment margin	31.3%	34.2%		32.5%	33.5%

Operational metrics:
Bookings	$471,693	$521,010	(9.5)%	$931,483	$1,072,375	(13.1)%
Backlog				$715,646	$634,477	12.8%

Components of revenue growth:
Organic growth			6.8%			9.6%
Acquisitions			0.4%			0.3%
Foreign currency translation			(4.3)%			(3.4)%
			2.9%			6.5%

Second Quarter 2022 Compared to the Second Quarter 2021

Pumps & Process Solutions segment revenue for the second quarter of 2022 increased $12.4 million, or 2.9%, as compared to the second quarter of 2021, comprised of organic growth of 6.8%, acquisition-related growth of 0.4%, and an unfavorable impact from foreign currency translation of 4.3%. Acquisition-related growth was primarily driven by the acquisition of AMN Dpi, Quantex Arc Limited, and one other immaterial acquisition. Customer pricing favorably impacted revenue in the second quarter of 2022 by approximately 3.4% compared to 1.3% in the prior year comparable quarter.

The organic revenue growth was driven by pricing initiatives, along with continued strength in our core non-COVID-19 biopharma platform, industrial pumps, plastics and polymer processing solutions, and bearings and compression components businesses which all saw revenue growth driven by robust end market demand and strong backlogs. Revenue from shipments of single-use pumps and connectors used in biopharmaceutical production processes declined compared to the second quarter of 2021, as biopharmaceutical manufacturers reduced orders for components used in COVID-19 vaccine production. Additionally, COVID-19 related lockdowns affected our supply chain in China and negatively impacted revenues in the second quarter. While underlying demand remains positive in our core biopharmaceutical platform, we expect sales of products used in the production of COVID-19 vaccines to continue to decline in the second half of 2022.

Pumps & Process Solutions segment earnings decreased $8.7 million, or 5.9%, over the prior year comparable quarter. The decrease was primarily driven by the impact of reduced revenues relating to single use components used in COVID-19 vaccine production, along with material and labor cost inflation. This was partially offset by pricing initiatives, conversion on increased revenues in industrial pumps, plastics and polymer processing solutions, and bearings and compression components, productivity actions, and restructuring benefits. Segment margin decreased to 31.3% from 34.2% from the prior year comparable period mainly due to revenue mix within the segment.

Overall bookings decreased 9.5% as compared to the prior year comparable quarter, reflecting an organic decline of 6.5%, an unfavorable impact from foreign currency translation of 3.4%, and acquisition-related growth of 0.4%. The organic bookings decline was driven by a decrease in orders for biopharmaceutical components used in COVID-19 vaccine production, but partially offset by record order intake levels in our plastics and polymer processing business. Segment book-to-bill was 1.07. Backlog increased 12.8% compared to the prior year comparable quarter, driven by strong order rates in our plastics and polymer processing solutions and bearings and compression components businesses.

Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021

Pumps & Process Solutions segment revenue increased $53.2 million, or 6.5%, as compared to the six months ended June 30, 2021, attributable to organic growth of 9.6% and acquisition-related growth of 0.3%, partially offset by an unfavorable impact from foreign currency translation of 3.4%. The organic growth was primarily driven by continued demand strength and strong backlogs entering the year in our core non-COVID-19 biopharma platform, industrial pumps, plastics and polymer processing solutions, and bearings and compression components businesses. The increase was partially offset by reduced demand for biopharmaceutical components used in COVID-19 vaccine production. Customer pricing favorably impacted revenue in the six months ended June 30, 2022 by approximately 3.5% compared to 1.1% in the prior comparable period.

Pumps & Process Solutions segment earnings increased $9.0 million, or 3.3%, for the six months ended June 30, 2022 over the prior year comparable period, predominantly driven by conversion on higher revenues, pricing initiatives, productivity actions, and restructuring benefits, but partially offset by an unfavorable impact from material and labor cost inflation, and an unfavorable impact from foreign exchange. Segment margin decreased to 32.5% from 33.5% from the prior year comparable period.

Climate & Sustainability Technologies
Our Climate & Sustainability Technologies segment is a provider of innovative and energy-efficient equipment and systems that serve the commercial refrigeration, heating and cooling and beverage can-making equipment markets.

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2022	2021	% Change	2022	2021	% Change
Revenue	$434,164	$430,506	0.8%	$833,242	$802,583	3.8%

Segment earnings	$64,181	$56,905	12.8%	$117,790	$100,380	17.3%

Segment margin	14.8%	13.2%		14.1%	12.5%

Operational metrics:
Bookings	$403,574	$606,545	(33.5)%	$848,426	$1,143,871	(25.8)%
Backlog				$1,186,180	$854,188	38.9%

Components of revenue growth:
Organic growth			11.4%			14.2%
Dispositions			(8.0)%			(8.1)%
Foreign currency translation			(2.6)%			(2.3)%
			0.8%			3.8%

Second Quarter 2022 Compared to the Second Quarter 2021

Climate & Sustainability Technologies segment revenue increased $3.7 million, or 0.8%, as compared to the second quarter of 2021, reflecting organic revenue growth of 11.4%, offset by 8.0% from our disposition of Unified Brands in fourth quarter of 2021, and an unfavorable impact from foreign currency translation of 2.6%. Customer pricing favorably impacted revenue in the second quarter of 2022 by approximately 9.5% compared to 2.6% in the prior year comparable quarter, reflecting actions to recover higher costs.

The organic revenue growth was driven by customer price actions implemented to recover increased material and logistics costs combined with strong demand across most of our key end-markets. Retail refrigeration revenues increased from the prior year, driven by customer pricing actions on flat unit volumes despite robust end market demand, as industry-wide supply chain constraints resulted in deferred shipments that are anticipated to be recovered in the second half of the year as supply chain availability improves. Beverage can-making business revenues experienced strong growth, driven by continued favorable macro trends in the global beverage industry as producers shift from plastic and glass packaging to aluminum cans for environmental sustainability and merchandising benefits offered by modern aluminum cans. During the quarter, this business terminated a contract due to customer financing limitations, resulting in non-refundable deposits recognized in revenue and segment earnings. Our heat exchanger business experienced healthy growth across all regions, fueled by regulation-driven heat pump demand in Europe, robust demand in Asia and strengthening commercial HVAC and industrial markets globally.

Climate & Sustainability Technologies segment earnings increased $7.3 million, or 12.8%, as compared to the second quarter of 2021. Segment margin increased to 14.8% from 13.2% in the prior year comparable quarter. The earnings increase was driven by increased volumes, favorable business mix, and customer pricing actions, partially offset by increased material and logistics costs, most notably metals and freight, plant productivity shortfalls resulting from supply chain disruption and increased labor costs, and the disposition of Unified Brands in the fourth quarter of 2021.

Bookings in the second quarter of 2022 decreased 33.5% from the prior year comparable quarter, reflecting organic decline of 24.1%, a disposition-related decline of 7.2%, and an unfavorable impact from foreign currency translation of 2.2%. The organic bookings decline includes a $74.0 million reversal of an order slated for 2023 completion in our beverage can-making business due to customer financing limitations, along with a challenging comparable quarter in the prior year, especially in retail refrigeration. Segment book-to-bill for the second quarter of 2022 was 0.93. Backlog increased 38.9% over the prior year comparable period, reflective of the improving outlook across all businesses within the segment, which more than offset the order reversal in our beverage can-making business.

Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021

Climate & Sustainability Technologies segment revenue increased $30.7 million, or 3.8%, compared to the six months ended June 30, 2021, reflecting an organic revenue growth of 14.2%, an 8.1% decline from the dispositions of AMS Chino and Unified Brands and an unfavorable foreign currency translation of 2.3%. The organic revenue growth for the six months ended June 30, 2022 was driven by robust demand across all our key end-markets. Retail refrigeration revenues increased from the prior year, driven by robust remodel programs with key supermarket customers and continued growing demand for our environmentally friendly natural refrigerant systems in Europe. Our beverage equipment business experienced strong revenue growth, driven by continued favorable macro trends in the global beverage industry as producers shift from plastic and glass packaging to aluminum cans for environmental sustainability and merchandising benefits offered by modern aluminum cans. The beverage can-making business terminated a contract due to customer financing limitations, resulting in non-refundable deposits recognized in revenue and segment earnings. Our heat exchanger business experienced healthy growth across all regions, fueled by regulation-driven heat pump demand in Europe, robust demand in Asia and strengthening commercial HVAC and industrial markets globally. Customer pricing favorably impacted revenue in the six months ended June 30, 2022 by approximately 9.4% compared to 1.4% in the prior comparable period.

Climate & Sustainability Technologies segment earnings increased $17.4 million, or 17.3%, for the six months ended June 30, 2022, as compared to the prior year comparable period. Segment margin increased to 14.1% from 12.5% in the prior year. The earnings increase was driven by increased volumes, favorable business mix, and customer pricing actions, partially offset by increased material and logistics costs, most notably metals and freight, plant productivity shortfalls resulting from supply chain disruption and increased labor costs, and the disposition of Unified Brands in Q4, 2021.

Reconciliation of Segment Earnings to Net Earnings

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net earnings:
Segment earnings:
Engineered Products	$81,671	$71,255	$152,801	$147,939
Clean Energy & Fueling	99,034	93,430	171,996	173,002
Imaging & Identification	61,392	66,565	119,990	130,183
Pumps & Process Solutions	138,048	146,759	284,665	275,654
Climate & Sustainability Technologies	64,181	56,905	117,790	100,380
Total segment earnings	444,326	434,914	847,242	827,158
Purchase accounting expenses (1)	47,019	35,162	100,305	70,678
Restructuring and other costs (2)	7,944	10,779	18,496	14,941
Loss on dispositions (3)	—	—	194	—
Corporate expense / other (4)	27,967	39,910	65,371	77,083
Interest expense	26,989	26,661	53,541	53,484
Interest income	(949)	(942)	(1,724)	(1,622)
Earnings before provision for income taxes	335,356	323,344	611,059	612,594
Provision for income taxes	45,738	58,836	95,288	115,317
Net earnings	$289,618	$264,508	$515,771	$497,277
(1) Purchase accounting expenses are primarily comprised of amortization of intangible assets and charges related to fair value step-ups for acquired inventory sold during the period.
(2) Restructuring and other costs relate to actions taken for employee reductions, facility consolidations and site closures, product line exits, and other asset charges.
(3) Loss on disposition includes working capital adjustments related to dispositions.
(4) Certain expenses are maintained at the corporate level and not allocated to the segments. These expenses include executive and functional compensation costs, non-service pension costs, non-operating insurance expenses, shared business services overhead costs, deal-related expenses and various administrative expenses relating to the corporate headquarters.

Restructuring and Other Costs (Benefits)

Restructuring and other costs (benefits) are not presented in our segment earnings because these costs are excluded from the segment operating performance measure reviewed by management. Restructuring and other costs of $7.9 million for the three months ended June 30, 2022 were primarily due to headcount reductions and facility consolidations resulting from restructuring programs initiated in 2021 and 2022, and asset write-downs. For the six months ended June 30, 2022, substantial liquidation and exit from certain Latin America countries in our Climate & Sustainability Technologies segment contributed to restructuring expenses of $12.5 million and other costs (benefits), net of $6.0 million, comprised primarily of foreign currency translation losses and asset write-downs. These restructuring and other charges were recorded in cost of goods and services and selling, general and administrative expenses in the Condensed Consolidated Statement of Earnings. Additional programs beyond the scope of the announced programs may be implemented during 2022 with related restructuring charges.

We recorded the following restructuring and other costs for the three and six months ended June 30, 2022:

	Three Months Ended June 30, 2022
(dollars in thousands)	Engineered Products	Clean Energy & Fueling	Imaging & Identification	Pumps & Process Solutions	Climate & Sustainability Technologies	Corporate	Total
Restructuring	$524	$1,423	$344	$1,476	$159	$383	$4,309
Other costs, net	2,377	5	963	1	107	182	3,635
Restructuring and other costs	$2,901	$1,428	$1,307	$1,477	$266	$565	$7,944

	Six Months Ended June 30, 2022
(dollars in thousands)	Engineered Products	Clean Energy & Fueling	Imaging & Identification	Pumps & Process Solutions	Climate & Sustainability Technologies	Corporate	Total
Restructuring	$981	$1,619	$1,535	$2,161	$5,875	$295	$12,466
Other costs (benefits), net	2,429	(1)	1,149	2	2,224	227	6,030
Restructuring and other costs	$3,410	$1,618	$2,684	$2,163	$8,099	$522	$18,496

During the three and six months ended June 30, 2021, restructuring and other activities included restructuring charges of $9.4 million and $15.9 million, respectively, and other costs (benefits) of $1.3 million and $(0.9) million, respectively. Restructuring expense and other costs were comprised primarily of new actions initiated in 2020 and 2021 in response to demand conditions, asset charges related to a product line exit and broad-based operational efficiency initiatives focusing on footprint consolidation and IT centralization. Other costs (benefits), net for the six months ended June 30, 2021 was comprised primarily of a gain on sale of assets of $2.0 million and $1.3 million in our Pumps & Process Solutions and Climate & Sustainability Technologies segments, respectively, as a result of restructuring actions, partially offset by $2.4 million of restructuring related costs. These restructuring and other charges were recorded in cost of goods and services and selling, general and administrative expenses in the Condensed Consolidated Statement of Earnings.

We recorded the following restructuring and other costs for the three and six months ended June 30, 2021:

	Three Months Ended June 30, 2021
(dollars in thousands)	Engineered Products	Clean Energy & Fueling	Imaging & Identification	Pumps & Process Solutions	Climate & Sustainability Technologies	Corporate	Total
Restructuring	$4,339	$1,415	$174	$904	$2,283	$321	$9,436
Other costs (benefits), net	315	242	4	(5)	256	531	1,343
Restructuring and other costs	$4,654	$1,657	$178	$899	$2,539	$852	$10,779

	Six Months Ended June 30, 2021
(dollars in thousands)	Engineered Products	Clean Energy & Fueling	Imaging & Identification	Pumps & Process Solutions	Climate & Sustainability Technologies	Corporate	Total
Restructuring	$8,330	$1,464	$864	$887	$3,344	$982	$15,871
Other costs (benefits), net	343	251	(4)	(1,994)	(843)	1,317	(930)
Restructuring and other costs (benefits)	$8,673	$1,715	$860	$(1,107)	$2,501	$2,299	$14,941

Purchase Accounting Expenses

Purchase accounting expenses primarily relate to amortization of acquired assets and charges related to fair value step-ups for acquired inventory sold during the period. These expenses are not presented in our segment earnings because they are excluded from the segment operating performance measure reviewed by management. These expenses reconcile to segment earnings as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Purchase accounting expenses
Engineered Products	$5,593	$3,881	$10,408	$7,767
Clean Energy & Fueling [1]	26,895	13,018	58,225	26,052
Imaging & Identification	5,609	5,640	11,301	11,584
Pumps & Process Solutions	4,097	7,228	10,688	14,484
Climate & Sustainability Technologies	4,825	5,395	9,683	10,791
Total	$47,019	$35,162	$100,305	$70,678
[1] The increase of $13,877 and $32,173 in purchase accounting expenses for the three and six months ended June 30, 2022, respectively, from the prior year comparable period in our Clean Energy & Fueling segment is due to the acquisition of RegO and Acme Cryogenics in Q4 2021, inclusive of $6,898 and $18,995, respectively, in charges related to fair value step-ups for inventory.

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

Cash Flow Summary

The following table is derived from our Condensed Consolidated Statements of Cash Flows:

	Six Months Ended June 30,
Cash Flows (dollars in thousands)	2022	2021
Net Cash Flows Provided By (Used In):
Operating activities	$202,456	$437,257
Investing activities	(115,853)	(151,203)
Financing activities	45,265	(200,188)

Operating Activities

Cash provided by operating activities for the six months ended June 30, 2022 decreased approximately $234.8 million compared to the comparable period in 2021. This decrease was primarily driven by higher investments in inventory to support business and backlog growth, and also to mitigate potential inventory shortages given the continuing supply chain disruptions and constraints, as well as higher compensation payouts. Additionally, estimated tax payments increased from 2021 to 2022, which includes a $43.5 million income tax payment in 2022 related to the gain on sale of Unified Brands in Q4 2021.

Adjusted Working Capital: We believe adjusted working capital (a non-GAAP measure calculated as accounts receivable, plus inventory, less accounts payable) provides a meaningful measure of liquidity by showing changes caused by operational results. The following table provides a calculation of adjusted working capital:

Adjusted Working Capital (dollars in thousands)	June 30, 2022	December 31, 2021
Accounts receivable	$1,514,455	$1,347,514
Inventories	1,381,607	1,191,095
Less: Accounts payable	1,200,612	1,073,568
Adjusted working capital	$1,695,450	$1,465,041

Adjusted working capital increased from December 31, 2021 by $230.4 million, or 15.7%, to $1.7 billion at June 30, 2022, which reflected an increase of $166.9 million in accounts receivable and $190.5 million in inventory, partially offset by an increase in accounts payable of $127.0 million. These amounts include the effects of acquisitions and foreign currency translation. Accounts receivable increased compared to the prior year as a result of higher revenue. Inventories increased to support business and backlog growth, and to also mitigate potential inventory shortages due to supply chain disruptions and constraints. These factors also led to an increase in accounts payable.

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

Outstanding payments related to SCF programs are recorded within accounts payable in our consolidated balance sheets. As of June 30, 2022 and December 31, 2021, amounts due to financial institutions for suppliers using SCF were approximately $162 million and $211 million, respectively. SCF-related payments are classified as a reduction to cash flows from operations. During the six months ended June 30, 2022 and 2021, amounts paid to SCF financial institutions were approximately $460 million and $378 million, respectively.

Investing Activities

Cash used in investing activities is derived from cash outflows for capital expenditures and acquisitions, offset by proceeds from sales of property, plant and equipment. For the six months ended June 30, 2022 and 2021, we used cash in investing activities of $115.9 million and $151.2 million, respectively, primarily driven by the the following factors:

•Acquisitions: During the six months ended June 30, 2022, we deployed approximately $8.5 million, net, to acquire AMN within the Pumps & Process Solutions segment. In comparison, during the six months ended June 30, 2021, we acquired AvaLAN and Blue Bite within the Clean Energy & Fueling and Imaging & Identification segments, respectively, and Quantex and one other immaterial acquisition within the Pumps & Process Solutions segment for an aggregate of $81.2 million, net.

•Capital spending: Our capital expenditures increased $27.3 million during the six months ended June 30, 2022 compared to the six months ended June 30, 2021. We expect full year 2022 capital expenditures to be approximately $200-$220 million.

We anticipate that capital expenditures and any acquisitions we make through the remainder of 2022 will be funded from available cash and internally generated funds and through the issuance of commercial paper, use of lines of credit or public or private debt markets, as necessary.

Financing Activities

Our cash flow from financing activities generally relates to the use of cash for purchases of our common stock and payment of dividends, offset by net borrowing activity. For the six months ended June 30, 2022 and 2021, we generated cash totaling $45.3 million and used cash totaling $200.2 million, respectively, for financing activities, with the activity primarily attributable to the following:

•Repurchase of common stock: During the six months ended June 30, 2022, we used $85.0 million to repurchase 641,428 shares. During the six months ended June 30, 2021, we used $21.6 million to repurchase 182,951 shares.

•Commercial paper and notes payable: During the six months ended June 30, 2022 we received net proceeds of $288.0 million from commercial paper borrowings. During the six months ended June 30, 2021 we did not borrow or have proceeds from commercial paper or notes payable.

•Dividend payments: Dividends paid to shareholders during the six months ended June 30, 2022 totaled $144.1 million as compared to $142.7 million during the same period in 2021. Our dividends paid per common share increased 1.0% to $1.00 during the six months ended June 30, 2022 compared to $0.99 during the same period in 2021.

•Payments to settle employee tax obligations: Payments to settle tax obligations from the exercise of share-based awards declined $21.0 million compared to the prior year period, primarily due to the decrease in the number of shares exercised.

Liquidity and Capital Resources

Free Cash Flow

In addition to measuring our cash flow generation and usage based upon the operating, investing and financing classifications included in the Condensed Consolidated Statements of Cash Flows, we also measure free cash flow (a non-GAAP measure) which represents net cash provided by operating activities minus capital expenditures. We believe that free cash flow is an important measure of liquidity because it provides management and investors a measurement of cash generated from operations that is available for mandatory payment obligations and investment opportunities, such as funding acquisitions, paying dividends, repaying debt and repurchasing our common stock.

The following table reconciles our free cash flow to cash flow provided by operating activities:

	Six Months Ended June 30,
Free Cash Flow (dollars in thousands)	2022	2021
Cash flow provided by operating activities	$202,456	$437,257
Less: Capital expenditures	(100,577)	(73,231)
Free cash flow	$101,879	$364,026

Cash flow from operating activities as a percentage of revenue	4.8%	11.2%

Cash flow from operating activities as a percentage of net earnings	39.3%	87.9%

Free cash flow as a percentage of revenue	2.4%	9.3%

Free cash flow as a percentage of net earnings	19.8%	73.2%

For the six months ended June 30, 2022, we generated cash flow from operating activities of $202.5 million, representing 4.8% of revenue and 39.3% of net earnings, and we generated free cash flow of $101.9 million, representing 2.4% of revenue and 19.8% of net earnings. Free cash flow for the six months ended June 30, 2022 decreased $262.1 million compared to the prior year period, due to lower operating cash flow primarily as a result of increases in inventory, compensation payouts, estimated tax payments, and investments in capital expenditures compared to the prior year. The six months ended June 30, 2022 includes a $43.5 million income tax payment related to the gain on sale of Unified Brands in Q4 2021.

Capitalization

We use commercial paper borrowings for general corporate purposes, including the funding of acquisitions and the repurchase of our common stock. As of June 30, 2022, we maintained a $1.0 billion five-year unsecured revolving credit facility (the "Credit Agreement") with a syndicate of banks which expires on October 4, 2024. The Credit Agreement is used as liquidity back-up for our commercial paper program and for general corporate purposes.

Under the Credit Agreement, we are required to pay a facility fee and to maintain an interest coverage ratio of consolidated EBITDA to consolidated net interest expense of not less than 3.0 to 1.0. We were in compliance with this covenant and our other long-term debt covenants at June 30, 2022 and had an interest coverage ratio of 17.8 to 1. We are not aware of any potential impairment to our liquidity and expect to remain in compliance with all of our debt covenants. Additionally, our earliest long-term debt maturity is in 2025.

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

At June 30, 2022, our cash and cash equivalents totaled $515.4 million, of which $252.9 million was held outside the United States. At December 31, 2021, our cash and cash equivalents totaled $385.5 million, of which $257.5 million was held outside the United States. Cash and cash equivalents in excess of near-term requirements are invested in highly liquid investment-grade money market instruments, short-term investments, or bank deposits, which consist of investment-grade time deposits with original maturity dates at the time of purchase of no greater than three months. Subsequent to the second quarter of 2022, the Company completed the acquisition of Malema and paid approximately $224.0 million. See Note 20 — Subsequent Events in the Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q for further details.

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

Net Debt to Net Capitalization Ratio (dollars in thousands)	June 30, 2022	December 31, 2021
Short-term borrowings	$654	$702
Commercial paper	393,000	105,000
Notes payable	$393,654	$105,702
Long-term debt	$2,936,124	$3,018,714
Total debt	3,329,778	3,124,416
Less: Cash and cash equivalents	(515,371)	(385,504)
Net debt	2,814,407	2,738,912
Add: Stockholders' equity	4,388,523	4,189,528
Net capitalization	$7,202,930	$6,928,440
Net debt to net capitalization	39.1%	39.5%

Our net debt to net capitalization ratio decreased to 39.1% at June 30, 2022 compared to 39.5% at December 31, 2021. Net debt increased $75.5 million during the period primarily due to an increase in commercial paper borrowings, partially offset by the increase in cash and cash equivalents. Stockholders' equity increased $199.0 million primarily as a result of earnings during the period, partially offset by dividends paid and exercises of share-based awards.

Operating cash flow, existing capacity of our Credit Agreement, and access to capital markets are expected to satisfy our various cash flow requirements, including acquisitions, capital expenditures, purchase obligations, lease obligations, and share repurchases.

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

Non-GAAP Disclosures
In an effort to provide investors with additional information regarding our results as determined by GAAP, we also disclose non-GAAP information, which we believe provides useful information to investors. Free cash flow, free cash flow as a percentage of revenue, free cash flow as a percentage of net earnings, net debt, net capitalization, net debt to net capitalization ratio, adjusted working capital, and organic revenue growth are not financial measures under GAAP and should not be considered as a substitute for cash flows from operating activities, debt or equity, working capital or revenue as determined in accordance with GAAP, and they may not be comparable to similarly titled measures reported by other companies.
We believe the net debt to net capitalization ratio and free cash flow are important measures of liquidity. Net debt to net capitalization is helpful in evaluating our capital structure and the amount of leverage we employ. Free cash flow and free cash flow ratios provide both management and investors a measurement of cash generated from operations that is available to fund acquisitions, pay dividends, repay debt and repurchase our common stock. Free cash flow as a percentage of revenue equals free cash flow divided by revenue. Free cash flow as a percentage of net earnings equals free cash flow divided by net earnings. We believe that reporting adjusted working capital provides a meaningful measure of liquidity by showing changes caused by operational results. We believe that reporting organic revenue growth, which excludes the impact of foreign currency exchange rates and the impact of acquisitions and divestitures, provides a useful comparison of our revenue performance and trends between periods.
Reconciliations of non-GAAP measures can be found above in this Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the six months ended June 30, 2022. For a discussion of our exposure to market risk, refer to Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Item 4. Controls and Procedures

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2022.

During the second quarter of 2022, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs (1)
April 1 to April 30	—	$—	—	19,817,049
May 1 to May 31	641,428	132.52	641,428	19,175,621
June 1 to June 30	—	—	—	19,175,621
For the Second Quarter	641,428	$132.52	641,428	19,175,621
(1) In November 2020, the Company's Board of Directors approved a new standing share repurchase authorization, whereby the Company may repurchase up to 20 million shares beginning on January 1, 2021 through December 31, 2023. The Company repurchased 641,428 shares under the November 2020 authorization during the three months ended June 30, 2022. As of June 30, 2022, the number of shares still available for repurchase under the November 2020 share repurchase authorization was 19,175,621.

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

101
The following materials from Dover Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page formatted in Inline XBRL and contained in Exhibit 101.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

DOVER CORPORATION

Date:	July 21, 2022	/s/ Brad M. Cerepak
Brad M. Cerepak
Senior Vice President & Chief Financial Officer
(Principal Financial Officer)

Date:	July 21, 2022	/s/ Ryan W. Paulson
Ryan W. Paulson
Vice President, Controller
(Principal Accounting Officer)