Form 10-Q
period 2022-09-30
DOVER Corp
filed 2022-10-20
CIK 29905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☑
The number of shares outstanding of the Registrant’s common stock as of October 13, 2022 was 140,353,950.

Dover Corporation
Form 10-Q

Item 1. Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$2,158,291	$2,018,269	$6,368,907	$5,917,846
Cost of goods and services	1,385,541	1,263,690	4,071,680	3,669,547
Gross profit	772,750	754,579	2,297,227	2,248,299
Selling, general and administrative expenses	402,339	412,553	1,270,615	1,249,593
Operating earnings	370,411	342,026	1,026,612	998,706
Interest expense	29,789	26,433	83,330	79,917
Interest income	(1,244)	(1,466)	(2,968)	(3,088)
Other income, net	(11,167)	(10,460)	(17,842)	(18,236)
Earnings before provision for income taxes	353,033	327,519	964,092	940,113
Provision for income taxes	67,007	63,763	162,295	179,080
Net earnings	$286,026	$263,756	$801,797	$761,033

Net earnings per share:
Basic	$2.01	$1.83	$5.59	$5.29
Diluted	$2.00	$1.81	$5.55	$5.24
Weighted average shares outstanding:
Basic	142,506	143,976	143,469	143,895
Diluted	143,257	145,440	144,413	145,220

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net earnings	$286,026	$263,756	$801,797	$761,033
Other comprehensive loss, net of tax
Foreign currency translation adjustments:
Foreign currency translation losses	(117,460)	(26,155)	(216,665)	(17,567)
Reclassification of foreign currency translation losses to earnings	—	—	5,915	—
Total foreign currency translation adjustments (net of $(21,020), $(5,446), $(39,990) and $(11,669) tax provision, respectively)	(117,460)	(26,155)	(210,750)	(17,567)
Pension and other post-retirement benefit plans:
Amortization of actuarial losses included in net periodic pension cost	327	2,353	1,032	7,080
Amortization of prior service costs included in net periodic pension cost	223	214	670	646
Total pension and other post-retirement benefit plans (net of $(195), $(771), $(605) and $(2,320) tax provision, respectively)	550	2,567	1,702	7,726
Changes in fair value of cash flow hedges:
Unrealized net gains (losses) arising during period	1,503	(212)	2,317	4,107
Net gains reclassified into earnings	(1,290)	(206)	(3,911)	(3,077)
Total cash flow hedges (net of $(61), $122, $458 and $(302) tax benefit (provision), respectively)	213	(418)	(1,594)	1,030
Other comprehensive loss, net of tax	(116,697)	(24,006)	(210,642)	(8,811)
Comprehensive earnings	$169,329	$239,750	$591,155	$752,222

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$306,002	$385,504
Receivables, net	1,497,062	1,347,514
Inventories, net	1,407,797	1,191,095
Prepaid and other current assets	166,184	137,596
Total current assets	3,377,045	3,061,709
Property, plant and equipment, net	958,894	957,310
Goodwill	4,532,333	4,558,822
Intangible assets, net	1,313,001	1,359,522
Other assets and deferred charges	471,068	466,264
Total assets	$10,652,341	$10,403,627

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$788,860	$105,702
Accounts payable	1,143,253	1,073,568
Accrued compensation and employee benefits	232,247	302,978
Deferred revenue	246,181	227,549
Accrued insurance	105,095	101,448
Other accrued expenses	321,487	347,097
Federal and other income taxes	51,631	91,999
Total current liabilities	2,888,754	2,250,341
Long-term debt	2,842,662	3,018,714
Deferred income taxes	389,133	364,117
Noncurrent income tax payable	44,313	48,385
Other liabilities	496,053	532,542
Stockholders' equity:
Total stockholders' equity	3,991,426	4,189,528
Total liabilities and stockholders' equity	$10,652,341	$10,403,627

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except per share data)
(Unaudited)

	Common stock $1 par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total stockholders' equity
Balance at June 30, 2022	$259,601	$863,717	$9,816,960	$(247,997)	$(6,303,758)	$4,388,523
Net earnings	—	—	286,026	—	—	286,026
Dividends paid ($0.505 per share)	—	—	(72,580)	—	—	(72,580)
Common stock issued for the exercise of share-based awards	5	(177)	—	—	—	(172)
Stock-based compensation expense	—	6,326	—	—	—	6,326
Common stock acquired, including accelerated share repurchase program	—	(100,000)	—	—	(400,000)	(500,000)
Other comprehensive loss, net of tax	—	—	—	(116,697)	—	(116,697)
Balance at September 30, 2022	$259,606	$769,866	$10,030,406	$(364,694)	$(6,703,758)	$3,991,426

	Common stock $1 par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total stockholders' equity
Balance at June 30, 2021	$259,371	$853,887	$8,962,863	$(138,059)	$(6,218,758)	$3,719,304
Net earnings	—	—	263,756	—	—	263,756
Dividends paid ($0.50 per share)	—	—	(72,107)	—	—	(72,107)
Common stock issued for the exercise of share-based awards	25	(1,795)	—	—	—	(1,770)
Stock-based compensation expense	—	6,660	—	—	—	6,660
Other comprehensive loss, net of tax	—	—	—	(24,006)	—	(24,006)
Other, net	—	(19)	—	—	—	(19)
Balance at September 30, 2021	$259,396	$858,733	$9,154,512	$(162,065)	$(6,218,758)	$3,891,818

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except per share data)
(Unaudited)

	Common stock $1 par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total stockholders' equity
Balance at December 31, 2021	$259,457	$857,636	$9,445,245	$(154,052)	$(6,218,758)	$4,189,528
Net earnings	—	—	801,797	—	—	801,797
Dividends paid ($1.505 per share)	—	—	(216,636)	—	—	(216,636)
Common stock issued for the exercise of share-based awards	149	(12,427)	—	—	—	(12,278)
Stock-based compensation expense	—	24,657	—	—	—	24,657
Common stock acquired, including accelerated share repurchase program	—	(100,000)	—	—	(485,000)	(585,000)
Other comprehensive loss, net of tax	—	—	—	(210,642)	—	(210,642)
Balance at September 30, 2022	$259,606	$769,866	$10,030,406	$(364,694)	$(6,703,758)	$3,991,426

	Common stock $1 par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total stockholders' equity
Balance at December 31, 2020	$258,982	$868,882	$8,608,284	$(153,254)	$(6,197,121)	$3,385,773
Net earnings	—	—	761,033	—	—	761,033
Dividends paid ($1.49 per share)	—	—	(214,805)	—	—	(214,805)
Common stock issued for the exercise of share-based awards	414	(35,252)	—	—	—	(34,838)
Stock-based compensation expense	—	25,053	—	—	—	25,053
Common stock acquired	—	—	—	—	(21,637)	(21,637)
Other comprehensive loss, net of tax	—	—	—	(8,811)	—	(8,811)
Other, net	—	50	—	—	—	50
Balance at September 30, 2021	$259,396	$858,733	$9,154,512	$(162,065)	$(6,218,758)	$3,891,818

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Operating Activities:
Net earnings	$801,797	$761,033
Adjustments to reconcile net earnings to cash from operating activities:
Depreciation and amortization	230,808	218,236
Stock-based compensation expense	24,657	25,053
Reclassification of foreign currency translation losses to earnings	5,915	—
Other, net	(35,814)	(11,969)
Cash effect of changes in assets and liabilities:
Accounts receivable	(227,831)	(222,521)
Inventories	(286,437)	(225,522)
Prepaid expenses and other assets	(14,001)	(38,290)
Accounts payable	121,513	199,877
Accrued compensation and employee benefits	(62,208)	32,284
Accrued expenses and other liabilities	(19,700)	42,084
Accrued and deferred taxes, net	(71,618)	8,321
Net cash provided by operating activities	467,081	788,586
Investing Activities:
Additions to property, plant and equipment	(166,039)	(121,157)
Acquisitions, net of cash acquired	(229,296)	(171,287)
Proceeds from sale of property, plant and equipment	4,215	6,570
Other	(10,941)	(768)
Net cash used in investing activities	(402,061)	(286,642)
Financing Activities:
Repurchase of common stock, including prepayment under accelerated share repurchase program	(585,000)	(21,637)
Proceeds from commercial paper and other short-term borrowings, net	682,928	—
Dividends paid to stockholders	(216,636)	(214,805)
Payments to settle employee tax obligations on exercise of share-based awards	(12,278)	(34,838)
Other	(2,593)	(3,518)
Net cash used in financing activities	(133,579)	(274,798)
Effect of exchange rate changes on cash and cash equivalents	(10,943)	(1,077)
Net (decrease) increase in cash and cash equivalents	(79,502)	226,069
Cash and cash equivalents at beginning of period	385,504	513,075
Cash and cash equivalents at end of period	$306,002	$739,144

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
At September 30, 2022, we estimated that $318 million in revenue is expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. We expect to recognize approximately 73% of our unsatisfied (or partially unsatisfied) performance obligations as revenue through 2023, with the remaining balance to be recognized in 2024 and thereafter.

The following table provides information about contract assets and contract liabilities from contracts with customers:

	September 30, 2022	December 31, 2021	December 31, 2020
Contract assets	14,660	11,440	15,020
Contract liabilities - current	246,181	227,549	184,845
Contract liabilities - non-current	20,872	21,513	13,921

The revenue recognized during the nine months ended September 30, 2022 and 2021 that was included in contract liabilities at the beginning of the period, inclusive of adjustments, amounted to $178,098 and $155,255, respectively.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
3. Acquisitions

2022 Acquisitions

During the nine months ended September 30, 2022, the Company acquired two businesses in separate transactions for total consideration of $229,296, net of cash acquired. Of these transactions, one includes additional consideration contingent on achieving certain financial performance targets. These businesses were acquired to complement and expand upon existing operations within the Pumps & Process Solutions segment. The goodwill recorded as a result of these acquisitions represents the economic benefits expected to be derived from product line expansions and operational synergies. The goodwill is non-deductible for U.S. income tax purposes for these acquisitions.

Malema

On July 1, 2022, the Company acquired 99.7% of the equity interests in Malema Engineering Corporation and its related foreign entities ("Malema"), a designer and manufacturer of flow measurement and control instruments serving customers in the biopharmaceutical, semiconductor and industrial sectors, for $220,843, net of cash acquired, subject to contingent consideration. Subsequent to September 30, 2022, the Company acquired the remaining 0.3% of equity interests in Malema. The Malema acquisition expands the Company's biopharma single-use production offering within the Pumps & Process Solutions segment. The contingent consideration is based upon meeting certain financial performance targets for each twelve-month period over the next two years from March 31, 2022, with a range of payouts from $0 to $50,000. No value is attributed to the current estimated fair value of contingent earn-out liability, which will be reassessed quarterly during the performance periods. In connection with this acquisition, the Company recorded goodwill of $151,701 and intangible assets of $64,000 for customer intangibles, $16,000 for patents, and $4,000 for trademarks. The fair value for customer intangibles at the acquisition date was determined using the multi-period excess earnings method under the income approach. The fair value measurements of intangible assets are based on significant unobservable inputs, and thus represent Level 3 inputs. Significant assumptions used in assessing the fair values of intangible assets include discounted future cash flows, customer attrition rates and discount rates. The fair value of assets acquired also includes trade receivables of $2,928. The fair values of the assets acquired and liabilities assumed, and the related tax balances, are based on preliminary estimates and assumptions. These preliminary estimates and assumptions could change significantly during the measurement period as the Company finalizes the valuations of the assets acquired and liabilities assumed, and the related tax balances.

The following presents the preliminary allocation of purchase price to the assets acquired and liabilities assumed under the Malema acquisition, based on their estimated fair values at acquisition date:

Total
Current assets, net of cash acquired	$8,985
Property, plant and equipment	2,733
Goodwill	151,701
Intangible assets	84,000
Other assets and deferred charges	1,159
Current liabilities	(5,676)
Non-current liabilities	(22,059)
Net assets acquired	$220,843

The amounts assigned to goodwill and major intangible asset classifications were as follows:

	Amount allocated	Useful life (in years)
Goodwill - non-deductible	$151,701	na
Customer intangibles	64,000	15
Patents	16,000	10
Trademarks	4,000	15
	$235,701

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
Other acquisitions

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

2021 Acquisitions

During the nine months ended September 30, 2021, the Company acquired six businesses in separate transactions for total consideration of $179,161, net of cash acquired and including contingent consideration. These businesses were acquired to complement and expand upon existing operations within the Engineered Products, Imaging & Identification, Pumps & Process Solutions, and Clean Energy & Fueling segments. The goodwill recorded as a result of these acquisitions represents the economic benefits expected to be derived from product line expansions and operational synergies. Goodwill of $29,317 is deductible for income tax purposes and $83,142 is non-deductible for income tax purposes for these acquisitions.

On September 15, 2021, the Company acquired 100% of the voting stock of The Espy Corporation ("Espy"), a manufacturer of advanced electronic radio frequency sensor systems, for $60,457, net of cash acquired. The Espy acquisition strengthens the Company's offering of complete signal intelligence systems with integrated software within the Engineered Products segment. In connection with this acquisition, the Company recorded goodwill of $29,317 and intangible assets of $21,100, primarily related to customer intangibles. The Espy acquisition was treated as an asset acquisition for U.S. income tax purposes, classifying the goodwill and intangibles as tax deductible.

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

On April 19, 2021, the Company acquired 100% of the voting stock of AvaLAN Wireless Systems Incorporated ("AvaLAN"), a leading provider of secure wireless communications solutions for the convenience and fuel retail industry, for $34,144, net of cash acquired. The AvaLAN acquisition extends the Company's reach into the systems and software offering within the Clean Energy & Fueling segment. In connection with this acquisition, the Company recorded goodwill of $26,803 and intangible assets of $14,630, primarily related to customer intangibles.

One other immaterial acquisition was completed during the nine months ended September 30, 2021 within the Pumps & Process Solutions segment.

RegO

On December 28, 2021, the Company acquired 100% of the voting stock of ECI Holding Company, LLC ("RegO"), a provider of highly-engineered components and services that facilitate the production, storage, and distribution of cryogenic gases, for $626,620, net of cash acquired and inclusive of the impact of measurement period adjustments discussed below. In connection with this acquisition, the Company recorded goodwill of $158,894 deductible for income tax purposes and $122,301 non-deductible for income tax purposes. The Company also recorded intangible assets of $173,000 for customer intangibles,

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
$40,000 for patents, and $21,000 for trademarks. The fair value of customer intangibles at the acquisition date was determined using the multi-period excess earnings method under the income approach. The fair value measurements of intangible assets are based on significant unobservable inputs and thus represent Level 3 inputs. Significant assumptions used in assessing the fair values of intangible assets include discounted future cash flows, customer attrition rates and discount rates. The fair value of assets acquired also includes trade receivables of $33,900. The gross amount is $34,606, of which $706 is expected to be uncollectible. The fair values of the assets acquired and liabilities assumed, and the related tax balances, are based on preliminary estimates and assumptions. These preliminary estimates and assumptions could change during the measurement period as the Company finalizes the valuations of the assets acquired and liabilities assumed, and the related tax balances. During the nine months ended September 30, 2022, the Company recorded measurement period adjustments primarily related to its preliminary estimates of deferred taxes and changes in net working capital. These adjustments are based on facts and circumstances that existed as of the acquisition date which resulted in an increase in goodwill of $4,219.

The following presents the updated preliminary allocation of purchase price, net of cash acquired of $10,382, to the assets acquired and liabilities assumed under the RegO acquisition, based on their estimated fair values at their acquisition dates:

Total
Accounts receivable	$33,900
Inventories	72,551
Other current assets	2,958
Property, plant and equipment	50,027
Goodwill	281,195
Intangible assets	234,000
Other assets and deferred charges	884
Current liabilities	(20,150)
Non-current liabilities	(28,745)
Net assets acquired	$626,620

The amounts assigned to goodwill and major intangible asset classifications were as follows:

	Amount allocated	Useful life (in years)
Goodwill - tax deductible	$158,894	na
Goodwill - non-deductible	122,301	na
Customer intangibles	173,000	15
Patents	40,000	12
Trademarks	21,000	16
	$515,195

Acme Cryogenics

On December 16, 2021, the Company acquired 100% of the voting stock of Acme Cryo Intermediate Inc. ("Acme Cryogenics"), a provider of highly-engineered components and services that facilitate the production, storage, and distribution of cryogenic gases, for $292,285, net of cash acquired and inclusive of the impact of measurement period adjustments discussed below. In connection with this acquisition, the Company recorded goodwill of $164,870 non-deductible for income tax purposes. The Company also recorded intangible assets of $99,000 for customer intangibles, $21,800 for unpatented technology and $6,500 for trademarks. The fair value of customer intangibles at the acquisition date was determined using the multi-period excess earnings method under the income approach. The fair value measurements of intangible assets are based on significant unobservable inputs and thus represent Level 3 inputs. Significant assumptions used in assessing the fair values of intangible assets include discounted future cash flows, customer attrition rates and discount rates. The fair value of assets acquired also includes trade receivables of $14,568. The gross amount is $14,912, of which $344 is expected to be uncollectible. The fair values of the assets acquired and liabilities assumed, and the related tax balances, are based on preliminary estimates and assumptions. These preliminary estimates and assumptions could change during the measurement period as the Company finalizes the valuations of the assets acquired and liabilities assumed, and the related tax balances. During the nine months ended September 30, 2022, the Company recorded measurement period adjustments primarily related to its preliminary estimates of deferred taxes and changes in net working capital. These adjustments are based on facts and circumstances that existed as of the acquisition date which resulted in a decrease in goodwill of $4,339.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
The following presents the updated preliminary allocation of purchase price to the assets acquired and liabilities assumed under the Acme Cryogenics acquisition, based on their estimated fair values at acquisition date:

Total
Current assets, net of cash acquired	$28,332
Property, plant and equipment	8,640
Goodwill	164,870
Intangible assets	127,300
Other assets and deferred charges	5,057
Current liabilities	(7,286)
Non-current liabilities	(34,628)
Net assets acquired	$292,285

The amounts assigned to goodwill and major intangible asset classifications were as follows:

	Amount allocated	Useful life (in years)
Goodwill - non-deductible	$164,870	na
Customer intangibles	99,000	15
Unpatented technologies	21,800	12
Trademarks	6,500	16
	$292,170

4. Inventories, net

	September 30, 2022	December 31, 2021
Raw materials	$781,168	$671,195
Work in progress	311,819	271,659
Finished goods	446,098	377,800
Subtotal	1,539,085	1,320,654
Less reserves	(131,288)	(129,559)
Total	$1,407,797	$1,191,095

5. Property, Plant and Equipment, net

	September 30, 2022	December 31, 2021
Land	$60,706	$63,656
Buildings and improvements	571,851	582,314
Machinery, equipment and other	1,848,889	1,816,473
Property, plant and equipment, gross	2,481,446	2,462,443
Accumulated depreciation	(1,522,552)	(1,505,133)
Property, plant and equipment, net	$958,894	$957,310

Depreciation expense totaled $36,889 and $36,913 for the three months ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2022 and 2021, depreciation expense totaled $111,274 and $111,152, respectively.

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

	2022	2021
Beginning Balance, December 31 of the Prior Year	$40,126	$40,474
Provision for expected credit losses, net of recoveries	2,791	4,744
Amounts written off charged against the allowance	(3,320)	(3,991)
Other, including foreign currency translation	(3,202)	371
Ending balance, September 30	$36,395	$41,598

7. Goodwill and Other Intangible Assets

The changes in the carrying value of goodwill by reportable operating segments were as follows:

	Engineered Products	Clean Energy & Fueling	Imaging & Identification	Pumps & Process Solutions	Climate & Sustainability Technologies	Total
Balance at December 31, 2021	$723,283	$1,427,691	$1,106,202	$792,839	$508,807	$4,558,822
Acquisitions	—	—	—	154,016	—	154,016
Measurement period adjustments	(286)	44	(1,544)	—	—	(1,786)
Foreign currency translation	(21,852)	(70,344)	(56,274)	(27,867)	(2,382)	(178,719)
Balance at September 30, 2022	$701,145	$1,357,391	$1,048,384	$918,988	$506,425	$4,532,333

During the nine months ended September 30, 2022, the Company recognized additions of $154,016 to goodwill as a result of acquisitions as discussed in Note 3 — Acquisitions. During the nine months ended September 30, 2022, the Company recorded measurement period adjustments that decreased goodwill by $1,786, principally related to deferred taxes and working capital adjustments for 2021 acquisitions within the Imaging & Identification and Engineered Products segments.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
The Company’s definite-lived and indefinite-lived intangible assets by major asset class were as follows:

	September 30, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Customer intangibles	$1,819,083	$947,490	$871,593	$1,829,492	$909,776	$919,716
Trademarks	257,029	125,754	131,275	263,367	116,633	146,734
Patents	215,500	141,621	73,879	205,910	140,327	65,583
Unpatented technologies	243,792	129,646	114,146	221,239	123,464	97,775
Distributor relationships	74,812	53,594	21,218	84,204	55,260	28,944
Drawings and manuals	24,447	24,447	—	27,792	27,303	489
Other	22,503	18,017	4,486	22,347	18,775	3,572
Total	2,657,166	1,440,569	1,216,597	2,654,351	1,391,538	1,262,813
Unamortized intangible assets:
Trademarks	96,404	—	96,404	96,709	—	96,709
Total intangible assets, net(1)	$2,753,570	$1,440,569	$1,313,001	$2,751,060	$1,391,538	$1,359,522
(1)The change in intangible assets, net for the nine months ended September 30, 2022 includes a decrease of $48.2 million due to foreign currency translation.

For the three months ended September 30, 2022 and 2021, amortization expense was $39,625 and $35,998, respectively. For the nine months ended September 30, 2022 and 2021, amortization expense was $119,534 and $107,084, respectively. Amortization expense is primarily comprised of acquisition-related intangible amortization.

During the nine months ended September 30, 2022, the Company acquired certain intellectual property assets related to electric refuse collection vehicles for approximately $29,750, including contingent consideration of up to $20,000. These assets were classified as unpatented technologies and included in the Engineered Products segment.

8. Restructuring Activities

The Company's restructuring charges by segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Engineered Products	$2,027	$870	$3,008	$9,200
Clean Energy & Fueling	3,063	1,620	4,682	3,084
Imaging & Identification	516	168	2,051	1,032
Pumps & Process Solutions	552	639	2,713	1,526
Climate & Sustainability Technologies	(85)	1,293	5,790	4,637
Corporate	1,242	200	1,537	1,182
Total	$7,315	$4,790	$19,781	$20,661

These amounts are classified in the Condensed Consolidated Statements of Earnings as follows:
Cost of goods and services	$2,082	$2,194	$3,326	$10,940
Selling, general and administrative expenses	5,233	2,596	16,455	9,721
Total	$7,315	$4,790	$19,781	$20,661

The restructuring expenses of $7,315 and $19,781 incurred during the three and nine months ended September 30, 2022 were primarily the result of restructuring programs initiated in 2021 and 2022 in response to demand conditions and broad-based operational efficiency initiatives focusing on footprint consolidation and IT centralization.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
The $7,315 of restructuring charges incurred during the third quarter of 2022 primarily included the following items:
•The Engineered Products segment recorded $2,027 of restructuring charges related primarily to headcount reductions.

•The Clean Energy & Fueling segment recorded $3,063 of restructuring charges related primarily to headcount reductions and exit costs undertaken in light of market conditions. The segment will continue to make proactive adjustments to its cost structure through restructuring and other programs to align with current demand trends.

•The Imaging & Identification segment recorded $516 of restructuring charges related primarily to headcount reductions and exit costs.

•The Pumps & Process Solutions segment recorded $552 of restructuring charges related primarily to headcount reductions.

•The Climate & Sustainability Technologies segment recorded $(85) of net restructuring reserve adjustments.

•Corporate recorded $1,242 of restructuring charges related primarily to exit costs and simplification of organizational structure.

The Company’s severance and exit accrual activities were as follows:

	Severance	Exit		Total
Balance at December 31, 2021	$10,730	$3,067		$13,797
Restructuring charges	8,421	11,360	(1)	19,781
Payments	(10,637)	(4,253)		(14,890)
Other, including foreign currency translation	(862)	(6,945)	(1)	(7,807)
Balance at September 30, 2022	$7,652	$3,229		$10,881
(1) Other activity includes non-cash foreign currency translation losses recorded as restructuring charges due to the substantial liquidation of businesses in certain Latin America countries.

9. Borrowings

Borrowings consisted of the following:

	September 30, 2022	December 31, 2021
Short-term:
Commercial paper	$788,034	$105,000
Other	826	702
Short-term borrowings	$788,860	$105,702

		Carrying amount (1)
	Principal	September 30, 2022	December 31, 2021
Long-term
3.15% 10-year notes due November 15, 2025	$400,000	$397,895	$397,389
1.25% 10-year notes due November 9, 2026 (euro-denominated)	€600,000	577,288	674,217
0.750% 8-year notes due November 4, 2027 (euro-denominated)	€500,000	480,484	561,293
6.65% 30-year debentures due June 1, 2028	$200,000	199,431	199,356
2.950% 10-year notes due November 4, 2029	$300,000	297,313	297,029
5.375% 30-year debentures due October 15, 2035	$300,000	296,746	296,559
6.60% 30-year notes due March 15, 2038	$250,000	248,251	248,166
5.375% 30-year notes due March 1, 2041	$350,000	344,913	344,705
Other		341	—
Total long-term debt		$2,842,662	$3,018,714
(1) Carrying amount is net of unamortized debt discount and deferred debt issuance costs. Total unamortized debt discounts were
$12.8 million and $15.1 million as of September 30, 2022 and December 31, 2021, respectively. Total deferred debt issuance costs were $11.2 million and $12.5 million as of September 30, 2022 and December 31, 2021, respectively.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

During the nine months ended September 30, 2022, commercial paper borrowings increased $683,034. The borrowings outstanding under the commercial paper program had a weighted average annual interest rate of 3.34% and 0.38% as of September 30, 2022 and December 31, 2021, respectively.

As of September 30, 2022, the Company maintained a $1.0 billion five-year unsecured revolving credit facility (the "Credit Agreement") with a syndicate of banks which expires on October 4, 2024. The Company uses the Credit Agreement principally as liquidity back-up for its commercial paper program and for general corporate purposes. At the Company's election, loans under the Credit Agreement will bear interest at a base rate plus an applicable margin. The Credit Agreement requires the Company to pay a facility fee and imposes various restrictions on the Company such as, among other things, a requirement to maintain a minimum interest coverage ratio of consolidated EBITDA to consolidated net interest expense of not less than 3.0 to 1. As of September 30, 2022 and December 31, 2021, there were no borrowings under the Credit Agreement.

The Company was in compliance with all covenants in the Credit Agreement and other long-term debt covenants at September 30, 2022 and had an interest coverage ratio of consolidated EBITDA to consolidated net interest expense of 17.5 to 1.

Letters of Credit and other Guarantees

As of September 30, 2022, the Company had approximately $168 million outstanding in letters of credit, surety bonds, and performance and other guarantees which expire on various dates through 2039. These letters of credit and bonds are primarily issued as security for insurance, warranty and other performance obligations. In general, we would only be liable for the amount of these guarantees in the event of default in the performance of our obligations.

10. Financial Instruments

Derivatives

The Company is exposed to market risk for changes in foreign currency exchange rates due to the global nature of its operations and certain commodity risks. In order to manage these risks, the Company has hedged portions of its forecasted sales and purchases which occur within the next twelve months that are denominated in non-functional currencies, with currency forward contracts designated as cash flow hedges. At September 30, 2022 and December 31, 2021, the Company had contracts with total notional amounts of $163,384 and $180,929, respectively, to exchange currencies, principally euro, pound sterling, Swedish krona, Canadian dollar, Chinese yuan, and Swiss franc. The Company believes it is probable that all forecasted cash flow transactions will occur.

In addition, the Company had outstanding contracts with a total notional amount of $112,646 and $108,736 as of September 30, 2022 and December 31, 2021, respectively, that are not designated as hedging instruments. These instruments are used to reduce the Company's exposure for operating receivables and payables that are denominated in non-functional currencies. Gains and losses on these contracts are recorded in other income, net in the Condensed Consolidated Statements of Earnings.

The following table sets forth the fair values of derivative instruments held by the Company as of September 30, 2022 and December 31, 2021 and the balance sheet lines in which they are recorded:

	Fair Value Asset (Liability)
	September 30, 2022	December 31, 2021	Balance Sheet Caption
Foreign currency forward	$3,866	$2,825	Prepaid and other current assets
Foreign currency forward	(5,377)	(433)	Other accrued expenses

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

Amounts recognized in other comprehensive earnings for the gains on net investment hedges were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Gain on euro-denominated debt	$94,731	$24,032	$179,221	$51,571
Tax expense	(21,020)	(5,446)	(39,990)	(11,669)
Net gain on net investment hedges, net of tax	$73,711	$18,586	$139,231	$39,902

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

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
	Level 2	Level 2
Assets:
Foreign currency cash flow hedges	$3,866	$2,825
Liabilities:
Foreign currency cash flow hedges	5,377	433

The estimated fair value of long-term debt at September 30, 2022 and December 31, 2021, was $2,658,903 and $3,440,501, respectively. The estimated fair value of long-term debt is based on quoted market prices for similar instruments and is, therefore, classified as Level 2 within the fair value hierarchy.

The carrying values of cash and cash equivalents, trade receivables, accounts payable and short-term borrowings are reasonable estimates of their fair values as of September 30, 2022 and December 31, 2021 due to the short-term nature of these instruments.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
11. Income Taxes

The effective tax rates for the three months ended September 30, 2022 and 2021 were 19.0% and 19.5%, respectively. The decrease in the effective tax rate for the three months ended September 30, 2022 relative to the prior year comparable period was primarily driven by favorable audit resolutions and recording of previously unrecognized tax attributes.

The effective tax rates for the nine months ended September 30, 2022 and 2021 were 16.8% and 19.0%, respectively. The decrease in the effective tax rate for the nine months ended September 30, 2022 relative to the prior year comparable period was primarily driven by favorable audit resolutions, as well as $22.6 million related to the Tax Cuts and Jobs Act.

Dover and its subsidiaries file tax returns in the U.S., including various state and local returns, and in other foreign jurisdictions. We believe adequate provision has been made for all income tax uncertainties. The Company is routinely audited by taxing authorities in its filing jurisdictions, and a number of these audits are currently underway. The Company believes that within the next twelve months uncertain tax positions may be resolved and statutes of limitations will expire, which could result in a decrease in the gross amount of unrecognized tax benefits of approximately $0 to $4.8 million.

12. Equity Incentive Program

The Company typically makes its annual grants of equity awards pursuant to actions taken by the Compensation Committee of the Board of Directors at its regularly scheduled first quarter meeting. During the nine months ended September 30, 2022, the Company issued stock-settled appreciation rights ("SARs") covering 335,285 shares, performance share awards of 40,087 and restricted stock units ("RSUs") of 79,556.

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

Stock-based compensation is reported within selling, general and administrative expenses in the Condensed Consolidated Statements of Earnings. The following table summarizes the Company’s compensation expense relating to all stock-based incentive plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Pre-tax stock-based compensation expense	$6,326	$6,660	$24,657	$25,053
Tax benefit	(591)	(576)	(2,437)	(2,357)
Total stock-based compensation expense, net of tax	$5,735	$6,084	$22,220	$22,696

13. Commitments and Contingent Liabilities

Litigation

Certain of the Company’s subsidiaries are involved in legal proceedings relating to the cleanup of waste disposal sites identified under federal and state statutes that provide for the allocation of such costs among "potentially responsible parties." In each instance, the extent of the Company’s liability appears to be very small in relation to the total projected expenditures and the number of other "potentially responsible parties" involved, and is anticipated to be immaterial to the Company. In addition, certain of the Company’s subsidiaries are involved in ongoing remedial activities at certain current and former plant sites, in cooperation with regulatory agencies, and appropriate estimated liabilities have been established. At September 30, 2022 and December 31, 2021, these estimated liabilities for environmental and other matters, including private party claims for exposure to hazardous substances that are probable and estimable, were not material.

The Company and certain of its subsidiaries are also parties to a number of other legal proceedings incidental to their businesses. These proceedings primarily involve claims by private parties alleging injury arising out of use of the Company’s products, patent infringement, employment matters, and commercial disputes. Management and legal counsel, at least quarterly, review the probable outcome of such proceedings, the costs and expenses reasonably expected to be incurred and currently accrued to-date, and the availability and extent of insurance coverage. The Company has estimated liabilities for legal matters that are probable and estimable, and at September 30, 2022 and December 31, 2021, these estimated liabilities were not material. While it is not possible at this time to predict the outcome of these legal actions, in the opinion of management, based on the aforementioned reviews, the Company is not currently involved in any legal proceedings which, individually or in the aggregate, could have a material effect on its financial position, results of operations, or cash flows.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
Warranty Accruals

Estimated warranty program claims are provided for at the time of sale of the Company's products. Amounts provided for are based on historical costs and adjusted for new claims and are included within other accrued expenses and other liabilities in the Condensed Consolidated Balance Sheet. The changes in the carrying amount of product warranties through September 30, 2022 and 2021, were as follows:

	2022	2021
Beginning Balance, December 31 of the Prior Year	$48,568	$51,088
Provision for warranties	46,096	53,747
Settlements made	(46,135)	(50,350)
Other adjustments, including acquisitions and currency translation	(2,233)	(1,301)
Ending balance, September 30	$46,296	$53,184

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

Qualified Defined Benefits

	Three Months Ended September 30,				Nine Months Ended September 30,
	U.S. Plan		Non-U.S. Plans		U.S. Plan		Non-U.S. Plans
	2022	2021	2022	2021	2022	2021	2022	2021
Service cost	$1,426	$1,784	$1,139	$1,398	$4,278	$5,351	$3,533	$4,238
Interest cost	3,436	3,401	799	674	10,309	10,204	2,529	2,036
Expected return on plan assets	(7,276)	(7,245)	(1,748)	(1,793)	(21,828)	(21,735)	(5,454)	(5,412)
Amortization:
Prior service cost (credit)	27	53	(131)	(163)	82	159	(395)	(494)
Recognized actuarial loss	575	2,503	411	979	1,725	7,509	1,305	2,968
Net periodic (income) expense	$(1,812)	$496	$470	$1,095	$(5,434)	$1,488	$1,518	$3,336

Non-Qualified Supplemental Benefits

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Service cost	$356	$390	$1,069	$1,171
Interest cost	304	308	912	924
Amortization:
Prior service cost	372	383	1,117	1,148
Recognized actuarial gain	(504)	(418)	(1,512)	(1,254)
Net periodic expense	$528	$663	$1,586	$1,989

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
Defined Contribution Retirement Plans

The Company also offers defined contribution retirement plans which cover the majority of its U.S. employees, as well as employees in certain other countries. The related expense is recognized within selling, general and administrative expenses and cost of goods and services, depending on the functional area of the underlying employees included in the plans. The Company’s expense relating to defined contribution plans was $14,044 and $15,001 for the three months ended September 30, 2022 and 2021, respectively, and $46,301 and $46,114 for the nine months ended September 30, 2022 and 2021, respectively.

15. Other Comprehensive Earnings

Amounts reclassified from accumulated other comprehensive loss to earnings during the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Foreign currency translation:
Reclassification of foreign currency translation losses to earnings for the substantial liquidation of businesses	$—	$—	$5,915	$—
Tax benefit	—	—	—	—
Net of tax	$—	$—	$5,915	$—
Pension plans:
Amortization of actuarial losses	$474	$3,064	$1,494	$9,223
Amortization of prior service costs	271	274	813	823
Total before tax	745	3,338	2,307	10,046
Tax benefit	(195)	(771)	(605)	(2,320)
Net of tax	$550	$2,567	$1,702	$7,726
Cash flow hedges:
Net gains reclassified into earnings	$(1,661)	$(267)	$(5,035)	$(3,977)
Tax provision	371	61	1,124	900
Net of tax	$(1,290)	$(206)	$(3,911)	$(3,077)

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

During the nine month period ended September 30, 2022, the segment measure of profit and loss used by the CODM was changed to segment earnings from segment earnings (EBIT), defined as earnings before corporate expenses/other, interest expense, interest income and provision for income taxes. This change in segment measure allows the CODM to better assess operating results over time and is consistent with how the CODM evaluates our businesses. Accordingly, we have updated our segment earnings for the three and nine months ended September 30, 2021 to conform to the new presentation.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
Segment financial information and a reconciliation of segment results to consolidated results were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Engineered Products	$516,501	$447,798	$1,518,584	$1,318,016
Clean Energy & Fueling	464,022	410,561	1,416,492	1,237,281
Imaging & Identification	282,371	292,535	830,577	870,939
Pumps & Process Solutions	433,558	438,240	1,309,880	1,261,318
Climate & Sustainability Technologies	462,671	429,425	1,295,913	1,232,008
Intersegment eliminations	(832)	(290)	(2,539)	(1,716)
Total consolidated revenue	$2,158,291	$2,018,269	$6,368,907	$5,917,846
Net earnings:
Segment earnings:
Engineered Products	$90,145	$67,376	$242,946	$215,315
Clean Energy & Fueling	90,208	80,101	262,204	253,103
Imaging & Identification	74,477	70,635	194,467	200,818
Pumps & Process Solutions	128,573	150,275	413,238	425,929
Climate & Sustainability Technologies	75,190	49,734	192,980	150,114
Total segment earnings	458,593	418,121	1,305,835	1,245,279
Purchase accounting expenses (1)	40,526	35,587	140,831	106,265
Restructuring and other costs (benefits) (2)	8,613	(3,201)	27,109	11,740
Loss on dispositions (3)	—	—	194	—
Corporate expense / other (4)	27,876	33,249	93,247	110,332
Interest expense	29,789	26,433	83,330	79,917
Interest income	(1,244)	(1,466)	(2,968)	(3,088)
Earnings before provision for income taxes	353,033	327,519	964,092	940,113
Provision for income taxes	67,007	63,763	162,295	179,080
Net earnings	$286,026	$263,756	$801,797	$761,033
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
(2) Restructuring and other costs relate to actions taken for employee reductions, facility consolidations and site closures, product line exits, and other asset charges. Restructuring and other costs consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Restructuring	$7,315	$4,790	$19,781	$20,661
Other costs (benefits), net	1,298	(7,991)	7,328	(8,921)
Restructuring and other costs (benefits)	$8,613	$(3,201)	$27,109	$11,740
(3) Loss on dispositions includes working capital adjustments related to dispositions.
(4) Certain expenses are maintained at the corporate level and not allocated to the segments. These expenses include executive and functional compensation costs, non-service pension costs, non-operating insurance expenses, shared business services overhead costs, deal-related expenses and various administrative expenses relating to the corporate headquarters.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
The following table presents revenue disaggregated by geography based on the location of the Company's customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue by geography	2022	2021	2022	2021
United States	$1,252,369	$1,108,513	$3,656,930	$3,235,542
Europe	426,007	452,066	1,331,835	1,356,435
Asia	246,750	222,366	705,252	650,481
Other Americas	166,045	166,230	467,365	468,298
Other	67,120	69,094	207,525	207,090
Total	$2,158,291	$2,018,269	$6,368,907	$5,917,846
17. Share Repurchases

In November 2020, the Company's Board of Directors approved a new standing share repurchase authorization, whereby the Company may repurchase up to 20 million shares beginning on January 1, 2021 through December 31, 2023. This share repurchase authorization replaced the February 2018 share repurchase authorization.

On August 31, 2022, the Company entered into a $500,000 accelerated share repurchase agreement (the “ASR Agreement”) with Bank of America N.A. (“Bank of America”) to repurchase its shares in an accelerated share repurchase program (the “ASR Program”). The ASR Program is classified as equity, initially recorded at fair value with no subsequent remeasurement. The Company conducted the ASR Program under the November 2020 share repurchase authorization. The Company funded the ASR Program with proceeds from commercial paper.

Under the terms of the ASR Agreement, the Company paid Bank of America $500,000 on September 1, 2022 and on that date received initial deliveries of 3,201,025 shares, representing a substantial majority of the shares expected to be retired over the course of the ASR Agreement. The total number of shares ultimately repurchased under the ASR Agreement will be based on the daily volume-weighted average share price of Dover's common stock during the calculation period of the ASR Program, less a discount. The ASR Program is scheduled to be completed in the fourth quarter of 2022, subject to postponement or acceleration under the terms of the ASR Agreement. The impact of these shares that will be received at the completion of the ASR Program is anti-dilutive and therefore excluded from the calculation of diluted earnings per share. The actual number of shares repurchased will be determined at the completion of the ASR Program.

Under the November 2020 share repurchase authorization, exclusive of the ASR Program, in the three months ended September 30, 2022 and 2021, there were no share repurchases. In the nine months ended September 30, 2022, the Company repurchased 641,428 shares of common stock at a total cost of $85,000, or $132.52 per share. In the nine months ended September 30, 2021, the Company repurchased 182,951 shares of common stock at a total cost of $21,637, or $118.27 per share.

As of September 30, 2022, 15,974,596 shares remain authorized for repurchase under the November 2020 share repurchase authorization.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
18. Earnings per Share

The following table sets forth a reconciliation of the information used in computing basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net earnings	$286,026	$263,756	$801,797	$761,033
Basic earnings per common share:
Net earnings	$2.01	$1.83	$5.59	$5.29
Weighted average shares outstanding	142,506,000	143,976,000	143,469,000	143,895,000
Diluted earnings per common share:
Net earnings	$2.00	$1.81	$5.55	$5.24
Weighted average shares outstanding	143,257,000	145,440,000	144,413,000	145,220,000

The following table is a reconciliation of the share amounts used in computing earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Weighted average shares outstanding - Basic	142,506,000	143,976,000	143,469,000	143,895,000
Dilutive effect of assumed exercise of SARs and vesting of performance shares and RSUs	751,000	1,464,000	944,000	1,325,000
Weighted average shares outstanding - Diluted	143,257,000	145,440,000	144,413,000	145,220,000

Diluted earnings per share amounts are computed using the weighted average number of common shares outstanding and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of SARs and vesting of performance shares and RSUs, as determined using the treasury stock method.

The weighted average number of anti-dilutive potential common shares excluded from the calculation above were approximately 19,000 and 1,000 for the three months ended September 30, 2022 and 2021, respectively, and 28,000 and 57,000 for the nine months ended September 30, 2022 and 2021, respectively.

19. Recent Accounting Pronouncements

Recently Adopted Accounting Standard

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

Recently Issued Accounting Standard

In September 2022, the FASB issued ASU 2022-04 Liabilities-Supplier Finance Programs (Topic 405-50): Disclosure of Supplier Finance Program Obligations. The amendments in this update require a buyer in a supplier finance program to disclose information about the program's nature, activity during the period, changes from period to period, and potential magnitude. The guidance will become effective January 1, 2023 and early adoption is permitted. Management is evaluating the timing and impact of adopting this ASU on the Company's Condensed Consolidated Financial Statements.

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

In the third quarter of 2022, revenue was $2.2 billion, which increased $140.0 million, or 6.9%, as compared to the third quarter of 2021. This was driven by organic revenue growth of 9.0% and acquisition-related revenue growth of 4.4%, partially offset by an unfavorable impact from foreign currency translation of 4.8% and disposition-related decline of 1.7%. Pricing initiatives continued in the quarter to offset the impact of higher commodity costs, component parts inflation and higher energy, freight and logistics costs.

The 9.0% organic revenue growth for the third quarter of 2022 was broad-based across most of our businesses based on solid underlying demand and our ability to produce and ship despite supply chain constraints and input cost inflation. The Engineered Products segment had organic revenue growth of 17.6% primarily as a result of pricing initiatives as well as strength in our waste handling, vehicle service, industrial automation, aerospace and defense, and industrial winch and hoist businesses. The Clean Energy & Fueling segment had organic revenue decline of 0.5% principally due to reduced demand in above ground retail fueling equipment, mostly offset by solid demand in below ground retail fueling, fluid transfer solutions and vehicle wash solutions businesses, along with pricing initiatives. The Imaging & Identification segment experienced organic revenue growth of 4.9% driven by solid activity in our marking and coding business, as underlying demand for our printers, spare parts, services and consumables remains positive, and by improvements in component availability. The Pumps & Process Solutions segment had organic revenue growth of 1.9%, driven by pricing initiatives, along with continued strength in our core non-COVID-19 biopharma platform, industrial pumps, plastics and polymer processing solutions, and bearings and compression components businesses, partially offset by lower shipments for single-use pumps and connectors used in biopharmaceutical production processes for the COVID-19 vaccine. The Climate & Sustainability Technologies segment posted organic revenue growth of 19.3%, reflective of pricing initiatives combined with strong demand in retail refrigeration, can-making, and heat exchangers.

From a geographic perspective, organic revenue for the U.S., our largest market, increased 11.2% in the third quarter of 2022. Organic revenue in Asia and Europe grew 13.0% and 8.7%, respectively. Organic revenue in China, which represents approximately half of our business in Asia, grew 8% in the quarter as our businesses recovered from easing of COVID restrictions from the previous quarter. Other Americas declined by 5.6% organically in the quarter.

Bookings were $2.1 billion for the three months ended September 30, 2022, a decrease of $230.8 million, or 10.1% compared to the prior year comparable quarter. Included in this result was organic decline of 8.2%, an unfavorable impact from foreign currency translation of 3.8%, disposition-related decline of 1.7%, partially offset by acquisition-related growth of 3.6%. The organic bookings decline was driven by a decrease in orders in our Clean Energy & Fueling, Pump & Process Solutions and Climate & Sustainability Technologies segments, partially offset by organic growth in our Engineered Products and Imaging & Identification segments.

Backlog as of September 30, 2022 was $3.2 billion, an increase from $2.8 billion in the prior year. See definition of bookings and backlog within "Segment Results of Operations".

During the three months ended September 30, 2022, we acquired 99.7% of the equity interests in Malema Engineering Corporation and its related foreign entities ("Malema"), a designer and manufacturer of flow measurement and control instruments serving customers in the biopharmaceutical, semiconductor and industrial sectors, for $220.8 million, net of cash acquired, subject to contingent consideration. Subsequent to September 30, 2022, the Company acquired the remaining 0.3% of equity interests in Malema. The Malema acquisition expands the Company's biopharma single-use production offering within the Pumps & Process Solutions segment.

Restructuring and other costs of $8.6 million included restructuring charges of $7.3 million and other costs of $1.3 million for the three months ended September 30, 2022. Restructuring and other costs were primarily due to headcount reductions and facility consolidations resulting from restructuring programs initiated in 2021 and 2022. See Note 8 — Restructuring Activities in the Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q for further details.

COVID-19 Update

The COVID-19 outbreak and associated counteracting measures implemented by governments and businesses around the world, as well as subsequent accelerated recovery in global business activity, have increased uncertainty in the global business environment and led to supply chain disruptions and shortages in global markets for commodities, logistics and labor, as well as input cost inflation. Currently our expectation is that the impact of cost inflation, including labor, energy, freight and logistics costs, as well as supplier component input availability will continue throughout 2022.

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

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands, except per share data)	2022	2021	% Change	2022	2021	% Change
Revenue	$2,158,291	$2,018,269	6.9%	$6,368,907	$5,917,846	7.6%
Cost of goods and services	1,385,541	1,263,690	9.6%	4,071,680	3,669,547	11.0%
Gross profit	772,750	754,579	2.4%	2,297,227	2,248,299	2.2%
Gross profit margin	35.8%	37.4%	(1.6)	36.1%	38.0%	(1.9)

Selling, general and administrative expenses	402,339	412,553	(2.5)%	1,270,615	1,249,593	1.7%
Selling, general and administrative expenses as a percent of revenue	18.6%	20.4%	(1.8)	20.0%	21.1%	(1.1)
Operating earnings	370,411	342,026	8.3%	1,026,612	998,706	2.8%
Interest expense	29,789	26,433	12.7%	83,330	79,917	4.3%
Interest income	(1,244)	(1,466)	(15.1)%	(2,968)	(3,088)	(3.9)%
Other income, net	(11,167)	(10,460)	nm*	(17,842)	(18,236)	nm*
Earnings before provision for income taxes	353,033	327,519	7.8%	964,092	940,113	2.6%
Provision for income taxes	67,007	63,763	5.1%	162,295	179,080	(9.4)%
Effective tax rate	19.0%	19.5%	(0.5)	16.8%	19.0%	(2.2)
Net earnings	286,026	263,756	8.4%	801,797	761,033	5.4%
Net earnings per common share - diluted	$2.00	$1.81	10.5%	$5.55	$5.24	5.9%
* nm - not meaningful

Revenue

Revenue for the three months ended September 30, 2022 increased $140.0 million, or 6.9%, from the prior year comparable quarter. Results included organic revenue growth of 9.0%, primarily led by our Engineered Products and Climate & Sustainability Technologies segments, and acquisition-related revenue growth of 4.4%, primarily driven by our Clean Energy & Fueling segment. This growth was partially offset by an unfavorable impact from foreign currency translation of 4.8% and disposition-related decline of 1.7%. Customer pricing favorably impacted revenue by approximately 7.6% in the third quarter of 2022 compared to 3.6% in the prior year comparable quarter.

Revenue for the nine months ended September 30, 2022 increased $451.1 million, or 7.6%, from the prior year comparable period. The increase primarily reflects organic revenue growth of 8.6%, primarily led by our Engineered Products and Climate & Sustainability Technologies segments. Acquisition-related growth was 4.3%, primarily led by our Clean Energy & Fueling segment. This growth was partially offset by an unfavorable impact from foreign currency translation of 3.6% and a 1.7% impact from dispositions within the Climate & Sustainability Technologies segment. Customer pricing favorably impacted revenue by approximately 6.7% for the nine months ended September 30, 2022 compared to 2.2% in the prior year comparable period.

Gross Profit

Gross profit for the three months ended September 30, 2022 increased $18.2 million, or 2.4%, while gross profit margin decreased 160 basis points to 35.8%, from the prior year comparable quarter. Our pricing initiatives which started in 2021 and into 2022 offset increased material and logistics costs.

Gross profit for the nine months ended September 30, 2022 increased $48.9 million, or 2.2%, while gross profit margin decreased by 190 basis points to 36.1%, from the prior year comparable period. Our pricing initiatives which started in 2021 and into 2022 offset increased material and logistics costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2022 decreased $10.2 million, or 2.5%, from the prior year comparable quarter, primarily due to the impact of foreign currency and lower accrued expenses, partially offset by increased labor costs. As a percentage of revenue, selling, general and administrative expenses decreased 180 basis points as compared to the prior year comparable quarter to 18.6% due to an increase in the revenue base.

Selling, general and administrative expenses for the nine months ended September 30, 2022 increased $21.0 million, or 1.7%, from the prior year comparable period, primarily due to increased labor costs, travel and marketing expenses, and amortization expense from acquisitions. Selling, general and administrative expenses as a percentage of revenue decreased 110 basis points as compared to the prior year comparable period to 20.0% due to an increase in the revenue base.

Research and development costs, including qualifying engineering costs, are expensed when incurred and amounted to $44.0 million and $34.4 million for the three months ended September 30, 2022 and 2021, respectively, and $123.3 million and $116.8 million, for the nine months ended September 30, 2022 and 2021, respectively. These costs as a percent of revenue were 2.0% and 1.7% for the three months ended September 30, 2022 and 2021, respectively, and 1.9% and 2.0% for the nine months ended September 30, 2022 and 2021, respectively.

Other income, net

Other income, net includes non-service pension benefit, deferred compensation plan investments gain or loss, earnings or charges from equity method investments, foreign exchange gain or loss, and various other items. Other income, net for the three and nine months ended September 30, 2022 increased $0.7 million and $0.4 million, respectively, from the prior year comparable periods due to various immaterial items.

Income Taxes

The effective tax rates for the three months ended September 30, 2022 and 2021 were 19.0% and 19.5%, respectively. The decrease in the effective tax rate for the three months ended September 30, 2022 relative to the prior year comparable quarter was primarily driven by favorable audit resolutions and recording of previously unrecognized tax attributes.

The effective tax rates for the nine months ended September 30, 2022 and 2021 were 16.8% and 19.0%, respectively. The decrease in the effective tax rate for the nine months ended September 30, 2022 relative to the prior year comparable period was primarily driven by favorable audit resolutions, as well as $22.6 million related to the Tax Cuts and Jobs Act.

Net earnings

Net earnings for the three months ended September 30, 2022 increased 8.4% to $286.0 million, or $2.00 diluted earnings per share, from $263.8 million, or $1.81 diluted earnings per share, in the prior year comparable quarter. The increase in net earnings is mainly attributable to increased volumes, productivity initiatives, favorable business mix, and customer pricing actions, partially offset by increased material, energy, and logistics costs, increased labor costs, and unfavorable impact from foreign currency translation.

Net earnings for the nine months ended September 30, 2022 increased 5.4% to $801.8 million, or $5.55 diluted earnings per share, from $761.0 million, or $5.24 diluted earnings per share, in the prior year comparable period. The increase in net earnings is mainly attributable to increased volumes, favorable business mix, pricing initiatives, productivity actions, and restructuring benefits offset by higher material and logistic costs, increased labor costs and an unfavorable impact from foreign currency translation. Additionally, the nine months ended September 30, 2022 was impacted by a $22.6 million reduction to income taxes previously recorded related to the Tax Cuts and Jobs Act.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2022	2021	% Change	2022	2021	% Change
Revenue	$516,501	$447,798	15.3%	$1,518,584	$1,318,016	15.2%

Segment earnings	$90,145	$67,376	33.8%	$242,946	$215,315	12.8%

Segment margin	17.5%	15.0%		16.0%	16.3%

Operational metrics:
Bookings	$512,374	$502,767	1.9%	$1,506,077	$1,528,277	(1.5)%
Backlog				$742,766	$662,834	12.1%

Components of revenue growth:
Organic growth			17.6%			16.9%
Acquisitions			0.6%			1.0%
Foreign currency translation			(2.9)%			(2.7)%
			15.3%			15.2%

Third Quarter 2022 Compared to the Third Quarter 2021

Engineered Products segment revenue for the third quarter of 2022 increased $68.7 million, or 15.3%, as compared to the third quarter of 2021, comprised primarily of organic growth of 17.6%, acquisition-related growth of 0.6%, partially offset by an unfavorable impact from foreign currency translation of 2.9%. Customer pricing favorably impacted revenue in the third quarter of 2022 by approximately 10.6% compared to 6.5% in the prior year comparable quarter, reflecting actions to recover increasing costs.

The organic revenue growth was most notable in our waste handling, vehicle service, industrial automation, aerospace and defense, and industrial winch and hoist businesses. Despite the strong organic growth and near record-high backlog levels for the segment, shipments continue to be challenged by supply chain and labor availability constraints. We anticipate organic revenue growth to continue into the fourth quarter driven by a healthy backlog position and strong order demand trends in several of our key end-markets, most notably in waste handling and aerospace and defense.

Engineered Products segment earnings increased $22.8 million, or 33.8%, compared to the third quarter of 2021. The increase was primarily driven by increased volumes, customer pricing actions and productivity gains, partially offset by higher material, energy, and logistic costs, increased labor costs, as well as an unfavorable impact from foreign currency translation. As a result, segment margin increased to 17.5% from 15.0% as compared to the prior year comparable quarter.

Bookings increased 1.9% for the segment, comprised primarily of acquisition-related growth of 3.1%, organic growth of 0.8%, partially offset by an unfavorable impact from foreign currency translation of 2.0%. The organic bookings growth was driven by strong demand in our waste handling and aerospace and defense businesses. Segment book-to-bill was 0.99. Backlog increased 12.1% compared to the prior year comparable period.

Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021

Engineered Products revenue for the nine months ended September 30, 2022 increased $200.6 million, or 15.2%, compared to the prior year comparable period. This was comprised of organic revenue growth of 16.9% and acquisition-related growth of 1.0%, partially offset by an unfavorable impact from foreign currency translation of 2.7%. The organic revenue growth was most notable in our waste handling, vehicle service, industrial automation, and industrial winch and hoist businesses. Customer pricing favorably impacted revenue in the nine months ended September 30, 2022 by approximately 10.6% compared to 3.2% in the prior year comparable period.

Segment earnings for the nine months ended September 30, 2022 increased $27.6 million, or 12.8%, as compared to the 2021 comparable period. The growth was primarily driven by increased volumes, favorable business mix, and customer pricing actions, partially offset by higher material, energy and logistic costs, increased labor costs, as well as an unfavorable impact from foreign currency translation. Segment margin decreased to 16.0% from 16.3% as compared to the prior year comparable period.

Clean Energy & Fueling

Our Clean Energy & Fueling segment provides components, equipment, and software and service solutions enabling safe transport of traditional and clean fuels and other hazardous substances along the supply chain, as well as the safe and efficient operation of convenience retail, retail fueling and vehicle wash establishments.

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2022	2021	% Change	2022	2021	% Change
Revenue	$464,022	$410,561	13.0%	$1,416,492	$1,237,281	14.5%

Segment earnings	$90,208	$80,101	12.6%	$262,204	$253,103	3.6%

Segment margin	19.4%	19.5%		18.5%	20.5%

Operational metrics:
Bookings	$432,259	$467,821	(7.6)%	$1,421,611	$1,343,635	5.8%
Backlog				$368,050	$312,176	17.9%

Components of revenue growth:
Organic decline			(0.5)%			(0.5)%
Acquisitions			18.5%			18.4%
Foreign currency translation			(5.0)%			(3.4)%
			13.0%			14.5%

Third Quarter 2022 Compared to the Third Quarter 2021

Clean Energy & Fueling segment revenue for the third quarter of 2022 increased $53.5 million, or 13.0%, as compared to the third quarter of 2021, comprised of acquisition-related growth of 18.5%, partially offset by an unfavorable impact from foreign currency translation of 5.0%, and an organic decline of 0.5%. Acquisition-related growth was driven by the acquisitions of RegO, Acme Cryogenics, and Liqal BV. Customer pricing favorably impacted revenue in the third quarter of 2022 by approximately 7.2% compared to 2.0% in the prior year comparable quarter.

The organic revenue decline was primarily driven by reduced year-over-year demand in above ground retail fueling driven by customer construction delays in North America and overall caution among operators in Europe and Asia as a result of the weakening macroeconomic environment. This was mostly offset by solid demand in our below ground retail fueling, fluid transfer solutions and vehicle wash solutions business, along with pricing actions aimed at mitigating material and logistics cost inflation. We expect a modest improvement in organic growth rates in the fourth quarter, as demand remains constructive in our key end-markets, most notably the retail fueling, fluid transfer and vehicle wash businesses, and we anticipate improvements related to supply chain and logistics constraints. In light of market conditions, we have made and will continue to make proactive adjustments to our cost structure through restructuring and other programs to align with current demand trends.

Clean Energy & Fueling segment earnings increased $10.1 million, or 12.6%, over the prior year comparable quarter. The increase was primarily driven by pricing, productivity initiatives, cost actions in above ground fueling, and the favorable impact from acquisitions, which more than offset the unfavorable impact to earnings from foreign currency translation, reduced volumes in above ground retail fueling, and increased material, logistics and labor costs. Segment margin decreased to 19.4% from 19.5% in the prior year comparable quarter.

Overall bookings decreased 7.6% as compared to the prior year comparable quarter, driven by an organic decline of 17.6% and an unfavorable impact from foreign currency translation of 2.7%, partially offset by acquisition-related growth of 12.7%. The organic bookings decline was primarily driven by improving lead times throughout the segment as well as the decrease in demand in above ground retail fueling. Segment book-to-bill was 0.93. Backlog increased 17.9% as compared to the prior year comparable period, driven by the acquisitions completed in 2021.

Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021

Clean Energy & Fueling segment revenue increased $179.2 million, or 14.5%, as compared to the nine months ended September 30, 2021, attributable to acquisition-related growth of 18.4%, partially offset by an unfavorable impact from foreign currency translation of 3.4%, and an organic decline of 0.5%. Organic revenue was modestly lower in the first nine months of the year compared with the prior year's comparable period, as strong demand in our retail fueling, fluid transfer, and vehicle wash solutions markets was more than offset by the unfavorable impact from the normalization of EMV related demand in North America. Customer pricing favorably impacted revenue in the nine months ended September 30, 2022 by approximately 5.2% compared to 1.8% in the prior year comparable period.

Clean Energy & Fueling segment earnings increased $9.1 million, or 3.6%, for the nine months ended September 30, 2022. The increase in earnings was favorably impacted by acquisitions, strategic pricing, and cost actions, which more than offset reduced demand in above ground retail fueling, increased material, logistics and labor costs, and an unfavorable impact from foreign currency translation. Segment margin decreased to 18.5% from 20.5% in the prior year comparable period.

Imaging & Identification

Our Imaging & Identification segment supplies precision marking and coding, packaging intelligence, product traceability, brand protection and digital textile printing equipment, as well as related consumables, software and services to the global packaged and consumer goods, pharmaceutical, industrial manufacturing, fashion and apparel and other end-markets.

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2022	2021	% Change	2022	2021	% Change
Revenue	$282,371	$292,535	(3.5)%	$830,577	$870,939	(4.6)%

Segment earnings	$74,477	$70,635	5.4%	$194,467	$200,818	(3.2)%

Segment margin	26.4%	24.1%		23.4%	23.1%

Operational metrics:
Bookings	$281,789	$293,782	(4.1)%	$881,029	$887,004	(0.7)%
Backlog				$241,896	$204,766	18.1%

Components of revenue decline:
Organic growth			4.9%			1.0%
Acquisitions			—%			0.3%
Foreign currency translation			(8.4)%			(5.9)%
			(3.5)%			(4.6)%

Third Quarter 2022 Compared to the Third Quarter 2021

Imaging & Identification segment revenue for the third quarter of 2022 decreased $10.2 million, or 3.5%, as compared to the third quarter of 2021, comprised of organic growth of 4.9%, which was more than offset by an unfavorable impact from foreign currency translation of 8.4%. Customer pricing favorably impacted revenue in the third quarter of 2022 by approximately 4.4% compared to 0.7% in the prior year comparable quarter.

The organic revenue growth was primarily driven by solid activity in our marking and coding business, as underlying demand for our printers, spare parts, services and consumables remains positive, and we have seen improvements in component availability and an easing of COVID-related restrictions in China experienced in the first half of 2022. We expect deliveries in our marking and coding business to remain positive in the fourth quarter, as component availability continues to improve and underlying demand for our printers and consumables remains positive.

Imaging & Identification segment earnings increased $3.8 million, or 5.4%, over the prior year comparable quarter. This increase was primarily driven by pricing initiatives, organic revenue growth, productivity actions, and product mix. Segment margin increased to 26.4% from 24.1% in the prior year comparable quarter.

Overall bookings decreased 4.1% as compared to the prior year comparable quarter, reflecting organic growth of 3.7%, more than offset by an unfavorable impact from foreign currency translation of 7.8%. Organic bookings growth was primarily driven by solid demand for new equipment, spare parts, services and consumables in our marking and coding business. Segment book-to-bill was 1.00. Backlog increased 18.1% as compared to the prior year comparable period.

Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021

Imaging & Identification segment revenue decreased $40.4 million, or 4.6%, as compared to the nine months ended September 30, 2021, attributable to an unfavorable impact from foreign currency translation of 5.9%, partially offset by organic growth of 1.0%, and acquisition-related growth of 0.3%. The organic revenue growth was primarily driven by solid demand in our marking and coding business, partially offset by reduced demand in our digital printing business. Customer pricing favorably impacted revenue in the nine months ended September 30, 2022 by approximately 3.2% compared to 0.9% in the prior year comparable period.

Imaging & Identification segment earnings decreased $6.4 million, or 3.2%, for the nine months ended September 30, 2022 over the prior year comparable period. The decrease was primarily driven by unfavorable foreign exchange impacts and higher input costs, partially offset by cost reduction initiatives, price increases, organic revenue growth and restructuring benefits. Segment margin increased to 23.4% from 23.1% in the prior year comparable period.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2022	2021	% Change	2022	2021	% Change
Revenue	$433,558	$438,240	(1.1)%	$1,309,880	$1,261,318	3.9%

Segment earnings	$128,573	$150,275	(14.4)%	$413,238	$425,929	(3.0)%

Segment margin	29.7%	34.3%		31.5%	33.8%

Operational metrics:
Bookings	$415,253	$490,581	(15.4)%	$1,346,736	$1,562,956	(13.8)%
Backlog				$679,955	$682,415	(0.4)%

Components of revenue decline:
Organic growth			1.9%			6.9%
Acquisitions			2.3%			1.0%
Foreign currency translation			(5.3)%			(4.0)%
			(1.1)%			3.9%

Third Quarter 2022 Compared to the Third Quarter 2021

Pumps & Process Solutions segment revenue for the third quarter of 2022 decreased $4.7 million, or 1.1%, as compared to the third quarter of 2021, driven by acquisition-related growth of 2.3%, organic growth of 1.9%, and an unfavorable impact from foreign currency translation of 5.3%. Acquisition-related growth was primarily driven by the acquisition of AMN DPI and Malema Engineering Corporation. Customer pricing favorably impacted revenue in the third quarter of 2022 by approximately 4.4% compared to 2.3% in the prior year comparable quarter.

The organic revenue growth was driven by pricing initiatives, along with continued strength in our core non-COVID-19 biopharma platform, industrial pumps, plastics and polymer processing solutions, and bearings and compression components businesses which all grew revenue driven by solid end market demand and strong backlogs. Revenue from shipments of single-use pumps and connectors used in biopharmaceutical production processes declined compared to the third quarter of 2021, as biopharmaceutical manufacturers reduced orders for components used in COVID-19 vaccine production. While underlying demand remains positive in our core biopharmaceutical platform, we expect sales of products used in the production of COVID-19 vaccines to continue to decline in 2022 and into early 2023.

Pumps & Process Solutions segment earnings decreased $21.7 million, or 14.4%, over the prior year comparable quarter. The decrease was primarily driven by the impact of reduced revenues relating to single use components used in COVID-19 vaccine production, along with material and labor cost inflation and foreign currency translation headwinds. This was partially offset by pricing initiatives, conversion on increased revenues in industrial pumps, plastics and polymer processing solutions, and bearings and compression components, productivity actions, and restructuring benefits. Segment margin decreased to 29.7% from 34.3% from the prior year comparable quarter mainly due to revenue mix within the segment.

Overall bookings decreased 15.4% as compared to the prior year comparable quarter, reflecting an organic decline of 12.2%, an unfavorable impact from foreign currency translation of 4.7%, partially offset by acquisition-related growth of 1.5%. The organic bookings decline was driven by a decrease in orders for biopharmaceutical components used in COVID-19 vaccine production, partially offset by continued strong order intake in our plastics and polymer processing solutions and bearings and compression components businesses. Segment book-to-bill was 0.96. Backlog decreased 0.4% compared to the prior year comparable period.

Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021

Pumps & Process Solutions segment revenue increased $48.6 million, or 3.9%, as compared to the nine months ended September 30, 2021, attributable to organic growth of 6.9% and acquisition-related growth of 1.0%, partially offset by an unfavorable impact from foreign currency translation of 4.0%. The organic growth was primarily driven by continued demand strength and strong backlogs entering the year in our core non-COVID-19 biopharma platform, industrial pumps, plastics and polymer processing solutions, and bearings and compression components businesses. The increase was partially offset by reduced demand for biopharmaceutical components used in COVID-19 vaccine production. Customer pricing favorably impacted revenue in the nine months ended September 30, 2022 by approximately 3.8% compared to 1.5% in the prior comparable period.

Pumps & Process Solutions segment earnings decreased $12.7 million, or 3.0%, for the nine months ended September 30, 2022 over the prior year comparable period, predominantly driven by conversion on higher revenues, pricing initiatives, productivity actions, and restructuring benefits, which were more than offset by an unfavorable impact from material and labor cost inflation, and an unfavorable impact from foreign exchange. Segment margin decreased to 31.5% from 33.8% from the prior year comparable period.

Climate & Sustainability Technologies
Our Climate & Sustainability Technologies segment is a provider of innovative and energy-efficient equipment and systems that serve the commercial refrigeration, heating and cooling and beverage can-making equipment markets.

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2022	2021	% Change	2022	2021	% Change
Revenue	$462,671	$429,425	7.7%	$1,295,913	$1,232,008	5.2%

Segment earnings	$75,190	$49,734	51.2%	$192,980	$150,114	28.6%

Segment margin	16.3%	11.6%		14.9%	12.2%

Operational metrics:
Bookings	$422,820	$540,280	(21.7)%	$1,271,246	$1,684,151	(24.5)%
Backlog				$1,139,737	$964,233	18.2%

Components of revenue growth:
Organic growth			19.3%			16.0%
Dispositions			(7.9)%			(8.0)%
Foreign currency translation			(3.7)%			(2.8)%
			7.7%			5.2%

Third Quarter 2022 Compared to the Third Quarter 2021

Climate & Sustainability Technologies segment revenue increased $33.2 million, or 7.7%, as compared to the third quarter of 2021, reflecting organic revenue growth of 19.3%, offset by 7.9% from our disposition of Unified Brands in fourth quarter of 2021, and an unfavorable impact from foreign currency translation of 3.7%. Customer pricing favorably impacted revenue in the third quarter of 2022 by approximately 10.3% compared to 5.7% in the prior year comparable quarter, reflecting actions to recover higher costs.

The organic revenue growth was driven by customer price actions implemented to recover increased material, energy and logistics costs combined with strong demand across all of our key end-markets. Retail refrigeration revenues increased substantially from the prior year, driven by customer pricing actions and continued robust end-market demand. Beverage can-making business revenues experienced strong growth, driven by continued favorable macro trends in the global beverage industry as producers shift from plastic and glass packaging to aluminum cans for environmental sustainability and merchandising benefits offered by modern aluminum cans. Our heat exchanger business experienced healthy growth across all regions, fueled by regulation-driven heat pump demand in Europe, robust demand in Asia and strengthening commercial HVAC and industrial markets globally. We anticipate organic revenue growth to continue into the fourth quarter driven by a healthy backlog position and strong order demand trends across many of our key end-markets.

Climate & Sustainability Technologies segment earnings increased $25.5 million, or 51.2%, as compared to the third quarter of 2021. Segment margin increased to 16.3% from 11.6% in the prior year comparable quarter. The earnings increase was driven by increased volumes, favorable business mix, customer pricing actions, and productivity efficiencies, partially offset by increased material and logistics costs, most notably metals and freight, and increased energy and labor costs, along with the disposition of Unified Brands in the fourth quarter of 2021.

Bookings in the third quarter of 2022 decreased 21.7% from the prior year comparable quarter, reflecting organic decline of 11.3%, a disposition-related decline of 7.3%, and an unfavorable impact from foreign currency translation of 3.1%. The organic bookings decline was principally driven by improving lead times, a challenging comparable quarter in the prior year in retail refrigeration and timing of large beverage equipment projects. Segment book-to-bill for the third quarter of 2022 was 0.91. Backlog increased 18.2% over the prior year comparable period, reflective of the continued strong demand outlook across all businesses within the segment.

Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021

Climate & Sustainability Technologies segment revenue increased $63.9 million, or 5.2%, compared to the nine months ended September 30, 2021, reflecting an organic revenue growth of 16.0%, partially offset by 8.0% decline from the disposition of Unified Brands and an unfavorable foreign currency translation of 2.8%. The organic revenue growth for the nine months ended September 30, 2022 was driven by robust demand across all our key end-markets. Retail refrigeration revenues increased from the prior year, driven by robust remodel programs with key supermarket customers and continued growing demand for our environmentally friendly natural refrigerant systems in Europe. Our beverage equipment business experienced strong revenue growth, driven by continued favorable macro trends in the global beverage industry as producers shift from plastic and glass packaging to aluminum cans for environmental sustainability and merchandising benefits offered by modern aluminum cans. Our heat exchanger business experienced healthy growth across all regions, fueled by regulation-driven heat pump demand in Europe, robust demand in Asia and strengthening commercial HVAC and industrial markets globally. Customer pricing favorably impacted revenue in the nine months ended September 30, 2022 by approximately 9.7% compared to 3.0% in the prior comparable period.

Climate & Sustainability Technologies segment earnings increased $42.9 million, or 28.6%, for the nine months ended September 30, 2022, as compared to the prior year comparable period. Segment margin increased to 14.9% from 12.2% in the prior year. The earnings increase was driven by increased volumes, favorable business mix, and customer pricing actions, partially offset by increased material and logistics costs, most notably metals and freight, plant productivity shortfalls resulting from supply chain disruption and increased energy and labor costs, and the disposition of Unified Brands in the fourth quarter of 2021.

Reconciliation of Segment Earnings to Net Earnings

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net earnings:
Segment earnings:
Engineered Products	$90,145	$67,376	$242,946	$215,315
Clean Energy & Fueling	90,208	80,101	262,204	253,103
Imaging & Identification	74,477	70,635	194,467	200,818
Pumps & Process Solutions	128,573	150,275	413,238	425,929
Climate & Sustainability Technologies	75,190	49,734	192,980	150,114
Total segment earnings	458,593	418,121	1,305,835	1,245,279
Purchase accounting expenses (1)	40,526	35,587	140,831	106,265
Restructuring and other costs (benefits) (2)	8,613	(3,201)	27,109	11,740
Loss on dispositions (3)	—	—	194	—
Corporate expense / other (4)	27,876	33,249	93,247	110,332
Interest expense	29,789	26,433	83,330	79,917
Interest income	(1,244)	(1,466)	(2,968)	(3,088)
Earnings before provision for income taxes	353,033	327,519	964,092	940,113
Provision for income taxes	67,007	63,763	162,295	179,080
Net earnings	$286,026	$263,756	$801,797	$761,033
(1) Purchase accounting expenses are primarily comprised of amortization of intangible assets and charges related to fair value step-ups for acquired inventory sold during the period.
(2) Restructuring and other costs relate to actions taken for employee reductions, facility consolidations and site closures, product line exits, and other asset charges.
(3) Loss on dispositions includes working capital adjustments related to dispositions.
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

Restructuring and Other Costs (Benefits)

Restructuring and other costs (benefits) are not presented in our segment earnings because these costs are excluded from the segment operating performance measure reviewed by management. Restructuring and other costs of $8.6 million and $27.1 million for the three and nine months ended September 30, 2022 were primarily due to headcount reductions and facility consolidations resulting from restructuring programs initiated in 2021 and 2022. Additionally, restructuring and other costs for the nine months ended September 30, 2022 includes non-cash foreign currency translation losses and asset write-downs due to the substantial liquidation and exit from certain Latin America countries in our Climate & Sustainability Technologies segment. These restructuring and other charges were recorded in cost of goods and services and selling, general and administrative expenses in the Condensed Consolidated Statement of Earnings. Additional programs beyond the scope of the announced programs may be implemented during 2022 with related restructuring charges.

We recorded the following restructuring and other costs (benefits) for the three and nine months ended September 30, 2022:

	Three Months Ended September 30, 2022
(dollars in thousands)	Engineered Products	Clean Energy & Fueling	Imaging & Identification	Pumps & Process Solutions	Climate & Sustainability Technologies	Corporate	Total
Restructuring	$2,027	$3,063	$516	$552	$(85)	$1,242	$7,315
Other costs (benefits), net	536	36	347	16	373	(10)	1,298
Restructuring and other costs	$2,563	$3,099	$863	$568	$288	$1,232	$8,613

	Nine Months Ended September 30, 2022
(dollars in thousands)	Engineered Products	Clean Energy & Fueling	Imaging & Identification	Pumps & Process Solutions	Climate & Sustainability Technologies	Corporate	Total
Restructuring	$3,008	$4,682	$2,051	$2,713	$5,790	$1,537	$19,781
Other costs, net	2,965	35	1,496	18	2,597	217	7,328
Restructuring and other costs	$5,973	$4,717	$3,547	$2,731	$8,387	$1,754	$27,109

During the three and nine months ended September 30, 2021, restructuring and other activities included restructuring charges of $4.8 million and $20.7 million, respectively, and other benefits, net, of $8.0 million and $8.9 million, respectively. Restructuring expense for the nine months ended September 30, 2021 was comprised primarily of $8.6 million in new actions initiated in 2020 and 2021 in response to demand conditions and broad-based operational efficiency initiatives focusing on footprint consolidation and IT centralization, and asset charges of $12.1 million, including $9.1 million related to a product line exit. Other benefits, net for the three months ended September 30, 2021 was comprised primarily of a $9.1 million payment received for previously incurred restructuring costs related to a product line exit ($7.3 million is classified within costs of goods and services and $1.8 million within selling, general and administrative expenses), partially offset by $1.0 million of restructuring related costs. Other benefits, net for the nine months ended September 30, 2021 was comprised primarily of a $9.1 million payment received for previously incurred restructuring costs related to a product line exit, $3.3 million of gains on sales of assets as a result of restructuring actions, partially offset by $3.4 million of restructuring related costs principally pertaining to footprint consolidation and IT centralization costs. These restructuring and other charges were recorded in cost of goods and services and selling, general and administrative expenses in the Condensed Consolidated Statement of Earnings.

We recorded the following restructuring and other costs (benefits) for the three and nine months ended September 30, 2021:

	Three Months Ended September 30, 2021
(dollars in thousands)	Engineered Products	Clean Energy & Fueling	Imaging & Identification	Pumps & Process Solutions	Climate & Sustainability Technologies	Corporate	Total
Restructuring	$870	$1,620	$168	$639	$1,293	$200	$4,790
Other (benefits) costs, net	(9,202)	(36)	1,123	(152)	227	49	(7,991)
Restructuring and other (benefits) costs	$(8,332)	$1,584	$1,291	$487	$1,520	$249	$(3,201)

	Nine Months Ended September 30, 2021
(dollars in thousands)	Engineered Products	Clean Energy & Fueling	Imaging & Identification	Pumps & Process Solutions	Climate & Sustainability Technologies	Corporate	Total
Restructuring	$9,200	$3,084	$1,032	$1,526	$4,637	$1,182	$20,661
Other (benefits) costs, net	(8,859)	215	1,119	(2,146)	(616)	1,366	(8,921)
Restructuring and other costs (benefits)	$341	$3,299	$2,151	$(620)	$4,021	$2,548	$11,740

Purchase Accounting Expenses

Purchase accounting expenses primarily relate to amortization of acquired assets and charges related to fair value step-ups for acquired inventory sold during the period. These expenses are not presented in our segment earnings because they are excluded from the segment operating performance measure reviewed by management. These expenses reconcile to segment earnings as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Purchase accounting expenses
Engineered Products	$5,101	$3,991	$15,509	$11,758
Clean Energy & Fueling [1]	19,416	12,924	77,641	38,976
Imaging & Identification	5,429	5,925	16,730	17,509
Pumps & Process Solutions	5,762	7,374	16,450	21,858
Climate & Sustainability Technologies	4,818	5,373	14,501	16,164
Total	$40,526	$35,587	$140,831	$106,265
[1] The increase of $6,492 and $38,665 in purchase accounting expenses for the three and nine months ended September 30, 2022, respectively, from the prior year comparable period in our Clean Energy & Fueling segment is due to the acquisition of RegO and Acme Cryogenics in Q4 2021, inclusive of $0 and $18,995, respectively, in charges related to fair value step-ups for inventory.

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

Cash Flow Summary

The following table is derived from our Condensed Consolidated Statements of Cash Flows:

	Nine Months Ended September 30,
Cash Flows (dollars in thousands)	2022	2021
Net Cash Flows Provided By (Used In):
Operating activities	$467,081	$788,586
Investing activities	(402,061)	(286,642)
Financing activities	(133,579)	(274,798)

Operating Activities

Cash provided by operating activities for the nine months ended September 30, 2022 decreased approximately $321.5 million compared to the comparable period in 2021. This decrease was primarily driven by higher investments in working capital to support business growth, including investments in inventory to support increasing backlog and mitigate potential inventory shortages given the continuing supply chain disruptions and constraints, as well as higher compensation payouts. Additionally, estimated tax payments increased from 2021 to 2022, which includes a $43.5 million income tax payment in 2022 related to the gain on sale of Unified Brands in Q4 2021.

Adjusted Working Capital: We believe adjusted working capital (a non-GAAP measure calculated as accounts receivable, plus inventory, less accounts payable) provides a meaningful measure of liquidity by showing changes caused by operational results. The following table provides a calculation of adjusted working capital:

Adjusted Working Capital (dollars in thousands)	September 30, 2022	December 31, 2021
Accounts receivable	$1,497,062	$1,347,514
Inventories	1,407,797	1,191,095
Less: Accounts payable	1,143,253	1,073,568
Adjusted working capital	$1,761,606	$1,465,041

Adjusted working capital increased from December 31, 2021 by $296.6 million, or 20.2%, to $1.8 billion at September 30, 2022, which reflected an increase of $149.5 million in accounts receivable and $216.7 million in inventory, partially offset by an increase in accounts payable of $69.7 million. These amounts include the effects of acquisitions and foreign currency translation. Accounts receivable increased compared to the prior year as a result of higher revenue. Inventories increased to support business and backlog growth, and to also mitigate potential inventory shortages due to supply chain disruptions and constraints. These factors also led to an increase in accounts payable.

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

Outstanding payments related to SCF programs are recorded within accounts payable in our consolidated balance sheets. As of September 30, 2022 and December 31, 2021, amounts due to financial institutions for suppliers using SCF were approximately $190 million and $211 million, respectively. SCF-related payments are classified as a reduction to cash flows from operations. During the nine months ended September 30, 2022 and 2021, amounts paid to SCF financial institutions were approximately $689 million and $596 million, respectively.

Investing Activities

Cash used in investing activities is derived from cash outflows for capital expenditures and acquisitions, offset by proceeds from sales of property, plant and equipment. For the nine months ended September 30, 2022 and 2021, we used cash in investing activities of $402.1 million and $286.6 million, respectively, primarily driven by the the following factors:

•Acquisitions: During the nine months ended September 30, 2022, we deployed approximately $229.3 million, net, to acquire AMN and Malema within the Pumps & Process Solutions segment. In comparison, during the nine months ended September 30, 2021, we acquired Espy and CDS Visual within the Engineered Products segment, AvaLAN and Blue Bite within the Clean Energy & Fueling and Imaging & Identification segments, respectively, and Quantex and one other immaterial acquisition within the Pumps & Process Solutions segment for an aggregate of $171.3 million, net.

•Capital spending: Our capital expenditures increased $44.9 million during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. We expect full year 2022 capital expenditures to be approximately $200-$220 million.

We anticipate that capital expenditures and any acquisitions we make through the remainder of 2022 will be funded from available cash and internally generated funds and through the issuance of commercial paper, use of lines of credit or public or private debt markets, as necessary.

Financing Activities

Our cash flow from financing activities generally relates to the use of cash for repurchases of our common stock and payment of dividends, offset by net borrowing activity. For the nine months ended September 30, 2022 and 2021, we used cash totaling $133.6 million and $274.8 million, respectively, for financing activities, with the activity primarily attributable to the following:

•Repurchase of common stock, including prepayment under an accelerated share repurchase program: During the nine months ended September 30, 2022, we used $85.0 million to repurchase 641,428 shares and $500.0 million to repurchase a variable number of shares through an accelerated share repurchase transaction. During the nine months ended September 30, 2021, we used $21.6 million to repurchase 182,951 shares.

•Commercial paper and other: During the nine months ended September 30, 2022, we received net proceeds of $682.9 million from commercial paper and other short-term borrowings, primarily used to fund our accelerated share repurchase transaction and acquisition of Malema. During the nine months ended September 30, 2021, we did not borrow or have proceeds from commercial paper or other short-term borrowings.

•Dividend payments: Dividends paid to shareholders during the nine months ended September 30, 2022 totaled $216.6 million as compared to $214.8 million during the same period in 2021. Our dividends paid per common share increased 1.0% to $1.505 during the nine months ended September 30, 2022 compared to $1.49 during the same period in 2021.

•Payments to settle employee tax obligations: Payments to settle tax obligations from the exercise of share-based awards declined $22.6 million compared to the prior year period, primarily due to the decrease in the number of shares exercised.

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

The following table reconciles our free cash flow to cash flow provided by operating activities:

	Nine Months Ended September 30,
Free Cash Flow (dollars in thousands)	2022	2021
Cash flow provided by operating activities	$467,081	$788,586
Less: Capital expenditures	(166,039)	(121,157)
Free cash flow	$301,042	$667,429

Cash flow from operating activities as a percentage of revenue	7.3%	13.3%

Cash flow from operating activities as a percentage of net earnings	58.3%	103.6%

Free cash flow as a percentage of revenue	4.7%	11.3%

Free cash flow as a percentage of net earnings	37.5%	87.7%

For the nine months ended September 30, 2022, we generated cash flow from operating activities of $467.1 million, representing 7.3% of revenue and 58.3% of net earnings, and we generated free cash flow of $301.0 million, representing 4.7% of revenue and 37.5% of net earnings. Free cash flow for the nine months ended September 30, 2022 decreased $366.4 million compared to the prior year period due to lower operating cash flow, primarily as a result of increases in working capital, compensation payouts, estimated tax payments, and investments in capital expenditures compared to the prior year. The nine months ended September 30, 2022 include a $43.5 million income tax payment related to the gain on sale of Unified Brands in the fourth quarter of 2021.

Capitalization

We use commercial paper borrowings for general corporate purposes, including the funding of acquisitions and the repurchase of our common stock. As of September 30, 2022, we maintained a $1.0 billion five-year unsecured revolving credit facility (the "Credit Agreement") with a syndicate of banks which expires on October 4, 2024. The Credit Agreement is used as liquidity back-up for our commercial paper program and for general corporate purposes.

Under the Credit Agreement, we are required to pay a facility fee and to maintain an interest coverage ratio of consolidated EBITDA to consolidated net interest expense of not less than 3.0 to 1.0. We were in compliance with this covenant and our other long-term debt covenants at September 30, 2022 and had an interest coverage ratio of 17.5 to 1. We are not aware of any potential impairment to our liquidity and expect to remain in compliance with all of our debt covenants. Additionally, our earliest long-term debt maturity is in 2025.

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

At September 30, 2022, our cash and cash equivalents totaled $306.0 million, of which $250.8 million was held outside the United States. At December 31, 2021, our cash and cash equivalents totaled $385.5 million, of which $257.5 million was held outside the United States. Cash and cash equivalents in excess of near-term requirements are invested in highly liquid investment-grade money market instruments, short-term investments, or bank deposits, which consist of investment-grade time deposits with original maturity dates at the time of purchase of no greater than three months.

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

Net Debt to Net Capitalization Ratio (dollars in thousands)	September 30, 2022	December 31, 2021
Commercial paper	$788,034	$105,000
Other	826	702
Short-term borrowings	$788,860	$105,702
Long-term debt	$2,842,662	$3,018,714
Total debt	3,631,522	3,124,416
Less: Cash and cash equivalents	(306,002)	(385,504)
Net debt	3,325,520	2,738,912
Add: Stockholders' equity	3,991,426	4,189,528
Net capitalization	$7,316,946	$6,928,440
Net debt to net capitalization	45.4%	39.5%

Our net debt to net capitalization ratio increased to 45.4% at September 30, 2022 compared to 39.5% at December 31, 2021. Net debt increased $586.6 million during the period primarily due to an increase in commercial paper borrowings used to fund our accelerated share repurchase transaction and acquisition of Malema. Stockholders' equity decreased $198.1 million primarily as a result of share repurchases, dividends paid and unfavorable impact of foreign currency on accumulated other comprehensive loss, partially offset by net earnings during the period.

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

Special Notes Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, especially MD&A, contains "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements in this document other than statements of historical fact are statements that are, or could be deemed, "forward-looking" statements. Some of these statements may be indicated by words such as "may", "anticipate", "expect", "believe", "intend", "guidance", "estimates", "suggest", "will", "plan", "should", "would", "could", "forecast", "headwind", "tailwind" and other words and terms that use the future tense or have a similar meaning. Forward-looking statements are based on current expectations and are subject to numerous important risks, uncertainties, assumptions and other factors, some of which are beyond the Company’s control. Factors that could cause actual results to differ materially from current expectations include, among other things, the impacts of COVID-19 or other future pandemics on the global economy and on our customers, suppliers, employees, business and cash flows, supply chain constraints and labor shortages that could result in production stoppages, inflation in material input costs and freight logistics, other general economic conditions and conditions in the particular markets in which we operate, changes in customer demand and capital spending, competitive factors and pricing pressures, our ability to develop and launch new products in a cost-

effective manner, changes in law, including the effect of tax laws and developments with respect to trade policy and tariffs, our ability to identify and complete acquisitions and integrate and realize synergies from newly acquired businesses, the impact of interest rate and currency exchange rate fluctuations, capital allocation plans and changes in those plans, including with respect to dividends, share repurchases, investments in research and development, capital expenditures and acquisitions, our ability to derive expected benefits from restructuring, productivity initiatives and other cost reduction actions, changes in material costs or the supply of input materials, the impact of legal compliance risks and litigation, including with respect to product quality and safety, cybersecurity and privacy, our ability to capture and protect intellectual property rights, and various other factors that are described in our periodic reports filed with or furnished to the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2021. The Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the nine months ended September 30, 2022. For a discussion of our exposure to market risk, refer to Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Item 4. Controls and Procedures

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2022.

During the third quarter of 2022, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs (1)
July 1 to July 31	—	$—		—	19,175,621
August 1 to August 31	—	—		—	19,175,621
September 1 to September 30	3,201,025	124.96	(2)	3,201,025	15,974,596
For the Third Quarter	3,201,025	$124.96		3,201,025	15,974,596
(1) In November 2020, the Company's Board of Directors approved a new standing share repurchase authorization, whereby the Company may repurchase up to 20 million shares beginning on January 1, 2021 through December 31, 2023. The Company repurchased 3,201,025 shares under the November 2020 authorization during the three months ended September 30, 2022. As of September 30, 2022, the number of shares still available for repurchase under the November 2020 share repurchase authorization was 15,974,596.
(2) On August 31, 2022, the Company entered into an accelerated share repurchase agreement (the “ASR Agreement”) with Bank of America N.A. (“Bank of America”) pursuant to which it will repurchase $500.0 million of shares (the “ASR Program”). The Company is conducting the ASR Program under the November 2020 share repurchase authorization. The Company funded the ASR Program with commercial paper. Under the terms of the ASR Agreement, the Company paid Bank of America $500.0 million on September 1, 2022 and on that date received initial deliveries of 3,201,025 shares, representing a substantial majority of the shares expected to be retired over the course of the ASR Agreement. The total number of shares ultimately repurchased under the ASR Agreement will be based on the daily volume-weighted average share price of Dover's common stock during the calculation period of the ASR Program, less a discount. The ASR Program is scheduled to be completed in the fourth quarter of 2022, subject to postponement or acceleration under the terms of the ASR Agreement. The actual number of shares repurchased will be determined at the completion of the ASR Program.

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

101
The following materials from Dover Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page formatted in Inline XBRL and contained in Exhibit 101.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

DOVER CORPORATION

Date:	October 20, 2022	/s/ Brad M. Cerepak
Brad M. Cerepak
Senior Vice President & Chief Financial Officer
(Principal Financial Officer)

Date:	October 20, 2022	/s/ Ryan W. Paulson
Ryan W. Paulson
Vice President, Controller
(Principal Accounting Officer)