Form 10-K
period 2022-12-31
DOVER Corp
filed 2023-02-10
CIK 29905

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.) Yes ☑     No ☐

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company	☐
				Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. Yes ☑     No ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the close of business on June 30, 2022 was $17,347,519,018. The registrant's closing price as reported on the New York Stock Exchange-Composite Transactions for June 30, 2022 was $121.32 per share. The number of outstanding shares of the registrant's common stock as of January 31, 2023 was 139,713,200.

Documents Incorporated by Reference: Part III — Certain Portions of the Proxy Statement for Annual Meeting of Shareholders to be held on May 5, 2023 (the "2023 Proxy Statement").

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, especially "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. All statements in this document other than statements of historical fact are statements that are, or could be deemed, "forward-looking" statements. Some of these statements may be indicated by words such as "may", "anticipate", "expect", "believe", "intend", "continue", "guidance", "estimates", "suggest", "will", "plan", "should", "would", "could", "forecast" and other words and terms that use the future tense or have a similar meaning. Forward-looking statements are based on current expectations and are subject to numerous important risks, uncertainties, and assumptions, including those described in Item 1A, "Risk Factors" in this Annual Report on Form 10-K. Factors that could cause actual results to differ materially from current expectations include, among other things: general economic conditions and conditions in the particular markets in which we operate; supply chain constraints and labor shortages that could result in production stoppages, inflation in material input costs and freight logistics; the impacts of COVID-19 or other future pandemics on the global economy and on our customers, suppliers, employees, business and cash flows; changes in customer demand and capital spending; competitive factors and pricing pressures; our ability to develop and launch new products in a cost-effective manner; changes in law, including the effect of tax laws and developments with respect to trade policy and tariffs; our ability to identify and complete acquisitions and integrate and realize synergies from newly acquired businesses; the impact of interest rate and currency exchange rate fluctuations; capital allocation plans and changes in those plans, including with respect to dividends, share repurchases, investments in research and development, capital expenditures and acquisitions; our ability to derive expected benefits from restructurings, productivity initiatives and other cost reduction actions; the impact of legal compliance risks and litigation, including with respect to product quality and safety, cybersecurity and privacy; and our ability to capture and protect intellectual property rights. The Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

PART I

ITEM 1. BUSINESS

Overview

Dover Corporation is a diversified global manufacturer and solutions provider delivering innovative equipment and components, consumable supplies, aftermarket parts, software and digital solutions and support services through five operating segments: Engineered Products, Clean Energy & Fueling, Imaging & Identification, Pumps & Process Solutions, and Climate & Sustainability Technologies. Unless the context indicates otherwise, references herein to "Dover," "the Company," and words such as "we," "us," or "our" include Dover Corporation and its consolidated subsidiaries. Dover was incorporated in 1947 in the State of Delaware and became a publicly traded company in 1955. Dover is headquartered in Downers Grove, Illinois and currently employs over 25,000 people worldwide.

Dover's five segments are structured around businesses with similar business models, go-to-market strategies and manufacturing practices. This structure enables management efficiency, aligns Dover's operations with its strategic initiatives and capital allocation priorities, and provides transparency about our performance to external stakeholders. Dover's five operating and reportable segments are as follows:

•Our Engineered Products segment provides a wide range of equipment, components, software, solutions and services to the vehicle aftermarket, waste handling, industrial automation, aerospace and defense, industrial winch and hoist, and fluid dispensing end-markets.

•Our Clean Energy & Fueling segment provides components, equipment, software, solutions and services enabling safe and reliable storage, transport and dispensing of traditional and clean fuels (including liquefied natural gas, hydrogen, and electric vehicle charging), cryogenic gases, and other hazardous substances along the supply chain, and safe and efficient operation of convenience retail, retail fueling and vehicle wash establishments, as well as facilities where cryogenic gases are produced, stored or consumed.

•Our Imaging & Identification segment supplies precision marking and coding, product traceability, brand protection and digital textile printing equipment, as well as related consumables, software and services to the global packaged and consumer goods, pharmaceutical, industrial manufacturing, textile and other end-markets.

•Our Pumps & Process Solutions segment manufactures specialty pumps and flow meters, highly engineered precision components for rotating and reciprocating machines, fluid connecting solutions and plastics and polymer processing equipment, serving single-use biopharmaceutical production, diversified industrial manufacturing, chemical production, plastics and polymer processing, midstream and downstream oil and gas and other end-markets.

•Our Climate & Sustainability Technologies segment is a provider of innovative and energy-efficient equipment, components and parts for the commercial refrigeration, equipment and systems, heating and cooling and beverage can-making equipment markets.

COVID-19

For information related to the impact of the COVID-19 pandemic on our business see Item 7. Management's Discussion and Analysis in this Form 10-K.

Management Philosophy

Dover is committed to steady shareholder value creation through a combination of sustained long-term profitable growth, operational excellence, superior free cash flow generation and productive capital re-deployment while adhering to a conservative financial policy. Dover seeks to be a leader in a diverse set of growing markets where customers are loyal to trusted partners and suppliers, and value product performance and differentiation driven by superior engineering, manufacturing precision, total solution development and excellent supply chain performance. Our businesses are long-time leaders in their respective markets and are known for their innovation, engineering capability and customer service excellence. We aim to continue growing our businesses from this strong foundation.

Our operating structure of five business segments allows for differentiated acquisition focus consistent with our portfolio and capital allocation priorities. We believe our business segment structure, coupled with value-creating functional expertise at our lean corporate center, presents opportunities to identify and capture operating synergies, such as global sourcing and supply chain integration, centralized shared services, cross-pollination of manufacturing best practices, and further advances the development of our executive talent. Our executive management team sets strategic direction, initiatives and goals, develops effective incentive structures, provides oversight of strategy execution and achievement of these goals for our business segments, and with oversight from our Board of Directors, makes capital allocation decisions, including with respect to organic investment initiatives, major capital projects, acquisitions and the return of capital to our shareholders.

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

First, we are committed to achieving organic sales growth above that of gross domestic product (3% to 5% annually on average) over a long-term business cycle, absent prolonged adverse economic conditions, complemented by growth through strategic acquisitions.

Second, we continue to focus on improving returns on capital, as well as earnings margin by enhancing our operational capabilities and making investments across the organization in digital capabilities, automation, operations management, information technology ("IT"), shared services (including Dover Business Services and our India Innovation Center), and talent. We also focus on continuous, effective cost management and productivity initiatives, such as supply chain optimization, e-commerce and digital go-to-market, restructuring, improved footprint utilization, strategic pricing and portfolio management.

Third, we aim to generate strong and growing free cash flow and earnings per share through strong earnings performance, productivity improvements and active working capital management. Dover prioritizes deploying free cash flow towards high-return and high-confidence organic reinvestments aimed at growing, improving and strengthening our businesses, as well as through inorganic investments that synergistically enhance the quality of our portfolio. Dover's value creation strategy is supported by a financial policy that includes a prudent approach to financial leverage, and a disciplined approach to capital allocation that allows for a balance between reinvestment and return of capital to shareholders through growing dividends and opportunistic share repurchases.

We support achievement of these goals by (1) aligning management compensation with strategic and financial objectives, (2) actively managing our portfolio to increase enterprise scale, improve business mix over time to markets with secular growth characteristics, and pursue acquisitions that fit the characteristics of an ideal Dover business and (3) investing in talent development programs.

Characteristics of a Dover Business

For over 65 years, Dover has successfully and profitably operated a diversified portfolio of high-quality businesses serving a wide variety of industrial and business-to-business end markets incorporating businesses with different business models. We believe this diversity is a strength of our portfolio, providing Dover with multiple avenues for organic and inorganic growth, lower cyclicality, and the ability to extract synergies of common ownership. While we expect our portfolio to remain diversified, we also strive to shape the portfolio over time to increase common attractive attributes across our businesses. We see the following commonalities characterizing the majority of Dover businesses:

•Attractive markets: Our businesses generally operate in strategically attractive niche industrial markets with proven and well-understood long-term growth trends, favorable customer and supplier landscapes, mature and incrementally improving technologies with opportunities for technological differentiation, and highly loyal customers, suppliers or channel partners.
•Leading Positions: Our businesses are long-time leaders in their respective markets and have consistently enjoyed customer bases that choose products primarily based on their performance, track record, safety and compliance.
•Component Businesses: Many of our businesses produce critical components that represent a small portion of a larger system by cost. For example, our industrial and biopharma pumps, biopharma connectors, engineered bearings and compression components, marking and coding printers, clean energy components, and heat exchangers are all part of larger systems built or employed by our customers. Such components typically serve demanding applications where value-in-use and costs and risks of switching far exceed the cost of the component itself.
•Aftermarket Opportunity: Many of our businesses produce complex engineering equipment and systems that require a significant and predictable volume of parts and services over their life cycle. For example, our marking and coding, plastics and polymer processing equipment, aluminum can-making equipment, and refuse collection vehicles all derive a significant share of revenue and even larger share of profits from sale of consumables, parts and services into their large installed based. Recurring demand, which includes parts, consumables, services and software, represents approximately 31% of our revenue.
•Attractive Financial Profile: Dover businesses exhibit attractive financial profiles, characterized by predictable, stable revenue, low capital intensity, strong cash-flow and sustainable returns on invested capital well in excess of our cost of capital.

Business Strategy

Dover seeks to create value for shareholders by combining the global scale and capabilities, as well as access to capital, of a diversified industrial enterprise with the agility and entrepreneurial dynamism of niche manufacturing businesses. To achieve our stated goals, we are focused on executing the following pillars of Dover's business strategy:

Capturing growth potential in our end-markets and adjacent market segments

Dover’s business segments are focused on building enduring competitive advantages and leadership positions in markets we believe are positioned for sustained future growth. We believe our businesses are among the top suppliers in most markets and niches we serve (as defined by customer applications, geographies or products), which positions us well to capture future growth. We capitalize on our engineering, technology and design expertise, and maintain an intense focus on meeting the needs of our customers and on adding significant, and often new, value to their operations through superior product performance, safety, reliability, and a commitment to aftermarket support. We cultivate and maintain an entrepreneurial culture to enable business agility, and continuously innovate to address our customers' needs, to help them win in the markets they serve.

In particular, our businesses are well-positioned to capitalize on: growing industrial manufacturing and trade volumes; adoption of digital technologies; increasing requirements for sustainability, safety, energy efficiency and consumer product safety; and growth of the middle class and consumption in emerging economies.
•Our Engineered Products segment is capitalizing on secular growth in waste generation and the increasing sophistication and automation of waste collection operations, increasing global car parc, average car age and annual miles driven, as well as increasing digitization and sensorization of modern vehicles.
•Our Clean Energy & Fueling segment benefits from the worldwide growth in environmental safety and compliance regulations, new infrastructure build-out in emerging economies, transition to clean energy products such as liquefied natural gas and hydrogen, growth in demand for cryogenic gases and electric vehicle charging, consolidation in the convenience retail sector, increased digitization of convenience stores and fuel retailing, as well as secular growth in automated vehicle wash systems and solutions (over manual and do-it-yourself washing).
•Our Imaging & Identification segment leverages its unique product offering containing equipment, consumables, software and services to address market needs and requirements, including conversion to digital textile printing, increased demand for product traceability and brand protection, and consumer product safety.
•Our Pumps & Process Solutions segment is focused on: capturing growth in its installed base; the growing sophistication of fluid transfer and rotating machinery components within the biopharma and hygienic markets; chemical, plastics and polymer, industrial, power generation, wind energy, and mid and downstream oil and gas; and globalizing brands across geographies while expanding sales channels and engineering support.
•Our Climate & Sustainability Technologies segment is responding to our customers' demand for increased energy efficiency and sustainability in food retail merchandising solutions, including refrigeration systems using CO2 refrigerant, as well as increasing demand for sustainable heating and cooling solutions, including heat pumps, and growing global demand for aluminum beverage cans.

We aim to capture growth by making organic investments in capacity expansion, automation and productivity improvement, research and development, developing new products and technologies, improving digital capabilities and expanding our geographic coverage. We pursue a disciplined and strategic approach to acquisitions aiming to enhance the quality and attractiveness of our portfolio over time and position Dover for long-term growth. We evaluate acquisition opportunities across the portfolio where we see the greatest runway for value-creating inorganic capital deployment. We continually evaluate how our assets and capabilities can position us to grow in markets adjacent to our core businesses (for example, new applications, geographies, product segments or adjacent technologies) where we can be advantaged.

In addition to product innovation, we aim to capture growth by developing digital technologies. Our Boston-based Dover Digital Labs serves as the company-wide hub for our digital initiative. We have continued to invest in this facility and our team of software developers, data scientists, and product managers to enhance our digital capabilities. The Digital Labs team is driving digital transformation across our businesses in four areas: (i) enhancing the customer experience through more efficient and streamlined digital customer interfaces that make it easy to do business with Dover companies; (ii) developing connected products, software and machine learning augmented solutions built to integrate into, and work with our core equipment and component offerings; (iii) driving increased efficiency, safety and quality in our manufacturing operations by employing cutting-edge automation through "connected factory" solutions; and (iv) security of digital products. We believe the Digital Labs’ contributions in these areas enable us to add significant value to our products and to capture commercial growth opportunities. By leveraging a central resource for Industrial Internet of Things ("IIoT") and connected product initiatives, we are able to capture efficiencies in our digital transformation efforts, improve product security and offer better efficiency in software and sensor integration engineering to keep our projects cost-competitive.

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

Dover Digital. Our Dover Digital Labs consists of a team of approximately 150 software developers, data scientists and product managers who provide digital capabilities to enhance the customer experience, develop connected products, drive automation and efficiency inside our factories through digital technologies and in our business processes and focusing on the security of our digital products. Our Dover Digital Labs team has built common platforms which are being deployed on customer facing applications to make it easier to discover, find, configure, buy and obtain products and services from Dover companies. It has also deployed shared IIoT capability such that many of Dover's products are remotely configurable and monitored, enabling our businesses to sell aftermarket parts and offer remote diagnostic services.

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

Dover Business Services. We continue to invest in Dover Business Services shared service centers, consisting of a team of approximately 550 people, to provide important transactional and value-added services to our businesses. Our shared service model allows us to leverage scale across Dover, increase process efficiencies through technology and specialization, and reduce risk through centralized controls. Our shared service centers create value by freeing resources within our businesses that would otherwise be dedicated to transactional services and allowing them to focus on customers, markets and product excellence. We expect to continue driving efficiencies through Dover Business Services as we increase the level of service centralization across the portfolio.

India Innovation Center. Our India Innovation Center has a team of approximately 600 engineers and IT professionals that our businesses rely on to leverage for product engineering, digital solutions development, data and information management, research and development, and intellectual property services. The scale of this team allows our businesses to access resources with capabilities and expertise across many disciplines that would be more costly to them as stand-alone companies, and allows for concurrent engineering on time sensitive projects.
We have been steadily investing in the build out and deployment of the above four enterprise capabilities in the past several years, including investing over $29 million in capital expenditures during 2019-2022, and significantly expanding the staff of experts and support personnel in key centers of excellence globally.

Disciplined capital allocation and continuous portfolio enhancement

We are focused on the most efficient allocation of capital to maximize returns on investment. To do this, we utilize organic reinvestment to grow and strengthen our existing businesses. We plan to make average annual investments in capital spending of 2% - 3% of revenue with a focus on internal projects designed to expand our market participation, develop new products and improve productivity. In addition, we seek to deploy capital in acquisitions in attractive growth areas across our five segments. Dover focuses primarily on bolt-on acquisitions, applying strict selection criteria of market attractiveness (including growth, market landscape, and performance-based competition), business fit (including sustained leading position, revenue visibility, and favorable customer value-add versus switching cost or risk) and financial return profile (accretive growth and margins and double-digit return on invested capital). We opportunistically divest businesses where we see limited runway for future value creation relative to our aspirations, or where market and business fundamentals change and no longer fit our criteria of business attractiveness and portfolio fit. Finally, we have consistently returned cash to shareholders by paying dividends, which have increased annually over each of the last 67 years. We undertake opportunistic share repurchases as part of our capital allocation strategy. We employ a prudent financial policy to support our capital allocation strategy, which includes maintaining an investment grade credit rating.

Portfolio Development

Acquisitions

Our acquisition program has two key elements. As a first priority, we seek to acquire attractive add-on businesses with a strong fit that enhance our existing franchises either by increasing their reach and customer access, by broadening their product mix or by enhancing technological capabilities and customer value-add. Second, in the right circumstances, we may strategically pursue larger, stand-alone businesses that complement our existing businesses or provide a path for us to pursue growth in near adjacencies. With all our acquisitions, we seek businesses that are leaders in their markets or niches, have a strong track record for innovation, offer differentiated solutions, clearly complement our businesses, have a solid organic growth profile and attractive and sustainable returns, and offer significant synergy potential to generate double-digit return on capital within three years after the acquisition is completed.

Over the past three years (2020 through 2022), we have spent approximately $1,774.4 million, net of cash acquired and including contingent consideration, to purchase eighteen businesses. For more details, see Note 3 — Acquisitions in the Consolidated Financial Statements in Item 8 of this Form 10-K.

Our future growth depends in large part on finding and acquiring successful businesses that expand the scope of our offerings and make us an even more important supplier to our customers. While we expect to generate annual organic revenue growth above that of gross domestic product (3% to 5% annually on average) over a long-term business cycle absent extraordinary adverse economic conditions, our success in consistently growing the portfolio is also dependent on the ability to acquire and integrate businesses within our existing structure. To track post-merger integration and accountability, we utilize an internal scorecard and well-defined processes to help ensure expected synergies are realized and value is created.

Dispositions

From time to time, we have sold or divested some of our businesses based on changes in specific market outlook, structural changes in financial performance, value-creation potential, or for other strategic considerations, which included an effort to reduce our exposure to cyclical markets or focus on our higher margin growth spaces.

Going forward, we recognize that some businesses in Dover's portfolio may have a greater value-creation potential if owned by another parent with a larger presence and focus on a given niche. We pragmatically consider such opportunities as part of our ongoing portfolio management and review processes, and execute divestitures if the value created is determined to be at an appropriate premium to the value of such business to Dover and the divestitures allow Dover shareholders to participate in the future value-creation potential from a change in ownership.

For more details, see Note 4 — Dispositions in the Consolidated Financial Statements in Item 8 of this Form 10-K.

Business Segments

As noted previously, Dover's five segments are structured around businesses with similar business models, go-to-market strategies and manufacturing practices. This structure enables management efficiency, aligns Dover's operations with its strategic initiatives and capital allocation priorities, and provides transparency about our performance to external stakeholders. Dover's five operating and reportable segments are as follows: Engineered Products, Clean Energy & Fueling, Imaging & Identification, Pumps & Process Solutions and Climate & Sustainability Technologies. For financial information about our segments and geographic areas, see Note 19 — Segment Information in the Consolidated Financial Statements in Item 8 of this Form 10-K.

Engineered Products

Our Engineered Products segment provides a wide range of equipment, components, software, solutions and services that have broad customer applications across a number of markets, including: solid waste handling, aftermarket vehicle service, industrial automation, aerospace and defense, industrial winch and hoist, and fluid dispensing. Our waste handling business is a leading North American supplier of equipment, software and services for the refuse collection industry and for on-site processing and compaction of trash and recyclable materials. Our vehicle service business provides products, software and services used primarily in vehicle repair and maintenance, including light and heavy-duty vehicle lifts, wheel service equipment, vehicle diagnostics and vehicle collision repair solutions. Our industrial automation business provides a wide range of modular automation components including manual clamps, power clamps, rotary and linear mechanical indexers, conveyors, pick and place units, glove ports and manipulators, as well as end-of-arm robotic grippers, slides and end effectors. Our industrial winch and hoist business provides a range of winches, hoists, bearings, drives, and electric monitoring systems for infrastructure and other industrial markets. Our aerospace and defense business supplies radio frequency and microwave filters and switches, as well as signal intelligence solutions, to enable secure communications in aerospace and defense applications, as well as benchtop soldering and fluid dispensing solutions in electronics and industrial product assembly markets.

Our Engineered Products segment's products are manufactured primarily in the U.S., Europe and Asia and are sold throughout the world, directly and through a network of distributors.

Clean Energy & Fueling

Our Clean Energy & Fueling segment provides components, equipment and software, and service solutions enabling safe storage, transport, handling and dispensing of clean and traditional fuels, cryogenic gases and other hazardous fluids, as well as safe and efficient operation of retail fueling and vehicle wash establishments across the globe. Among solutions supplied by the segment are dispensing equipment and components for gasoline, compressed natural gas (CNG), liquefied natural gas (LNG) and hydrogen (H2) fueling sites, electric vehicle charging stations, payment systems, hardware and underground containment systems, vehicle wash systems, as well as asset tracking, monitoring and operational optimization software.

Our Clean Energy & Fueling segment's products are manufactured primarily in North America, Europe, Asia, and South America and are sold throughout the world directly and through a network of distributors.

Imaging & Identification

The companies in our Imaging & Identification segment are global suppliers of precision marking and coding, product traceability, brand protection, and digital textile printing equipment and solutions, as well as related consumables, software and services. Our marking and coding businesses primarily design and manufacture equipment and consumables used for printing variable information (such as bar codes, dates, and serial numbers) on fast-moving consumer goods, provides serialization solutions for pharmaceutical customers, and develops supply chain traceability solutions capitalizing on expanding food and product safety, supply chain traceability and brand protection requirements. In addition, our businesses serving the apparel and textile printing market develop, manufacture and sell equipment, software, consumables and service solutions used in digital textile, soft signage and specialty materials markets. These businesses are benefiting from a secular shift from analog to digital printing due to comparative advantages in customization of garments and sustainability (the digital printing process is significantly more environment-friendly due to lower water consumption). Businesses within this segment leverage digital printing capabilities and operate business models that involve initial equipment and software sales followed by significant consumable, software and service aftermarket revenue streams.

Our Imaging & Identification segment's products are manufactured primarily in North America, Europe and Asia and are sold throughout the world directly and through a network of distributors.

Pumps & Process Solutions

The businesses in our Pumps & Process Solutions segment manufacture specialty pumps, single-use pumps, connectors and flow meters, plastics and polymers processing equipment, and highly-engineered components for rotating and reciprocating machinery. The segment's products are used in a wide variety of markets, including plastics and polymers processing, chemicals production, food/sanitary, biopharma, medical, transportation, petroleum refining, power generation and general industrial applications. The products in this segment are generally used in demanding and specialized operating environments with high performance requirements. Businesses within this segment share the following commonalities: their products are predominantly components or parts of larger equipment and production systems with our products often specified by end customers or regulations, they participate in markets with a diverse and fragmented customer base and where there is a significant demand for aftermarket equipment and parts from a large installed base, and the route-to-market is a mix of distribution and direct sales.

Our Pumps & Process Solutions segment's products are manufactured primarily in North America, Europe, and Asia and are sold throughout the world directly and through a network of distributors and original equipment manufacturers.

Climate & Sustainability Technologies

Our Climate & Sustainability Technologies segment is a provider of innovative and energy-efficient equipment and systems that serve the commercial refrigeration, heating and cooling, and aluminum can-making equipment markets. Our refrigeration business manufactures refrigeration systems (including environmentally friendly systems like CO2), refrigeration display cases and commercial glass refrigerator and freezer doors for food retail and industrial applications. Our heat exchanger business manufactures energy-efficient brazed plate heat exchangers used for residential climate control applications, including heat pumps, as well as industrial heating and cooling applications. The other business in this segment designs and manufactures machinery and associated spare parts used for aluminum can-making, along with providing turnkey can line solutions. The majority of the products that are manufactured or serviced by the Climate & Sustainability Technologies segment are used by the retail food industry, including supermarkets, "big-box" retail and convenience stores, the commercial/industrial refrigeration industry, food production markets and beverage can-making industries.

Our Climate & Sustainability Technologies segment's products are manufactured primarily in North America, Europe and Asia and are sold globally, directly and through a network of distributors.

Raw Materials

We use a wide variety of raw materials, primarily metals and semi-processed or finished components, which are generally available from a number of sources. As a result, the loss of any single supplier has not had, and is not likely to have, a material impact on operating profits at the consolidated level. While the required raw materials are generally available, commodity pricing can be volatile, particularly for various grades of steel, copper, aluminum and select other commodities. Although cost increases in commodities may be recovered through increased prices to customers, our operating results are exposed to such fluctuations. We attempt to control such costs through index based contracts with suppliers and customers and various other programs, such as our global supply chain activities.

Markets for multiple raw materials saw significant cost increases throughout 2021 and 2022, as well as increases in transportation costs to deliver materials to our manufacturing sites, which we offset through price increases and other levers. Additionally, supply chain disruptions have caused shortages of material inputs in several of our businesses, which negatively impacted profitability of such businesses as we were required to seek alternative sources of supply at higher costs or interrupt our normal manufacturing process flow leading to less efficient output and cost.

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

Our Clean Energy & Fueling segment invests in research and development to advance innovative traditional and alternative fuel dispensing equipment and components, payment platforms, fuel site asset management and connectivity solutions, IIoT-enabled cloud-based connected solutions for retail and commercial fleet fueling settings, components for high-criticality cryogenic gas storage and transportation applications, including hydrogen and liquefied natural gas. These technology investments align with our customer's needs and our commitment to delivering to our customers opportunities for operational cost reductions, increased sales, and an enhanced customer experience for their customers through a combination of intelligent fueling and retail solutions.

Our Pumps & Process Solutions segment invests in research and development for new product introduction and custom solutions to drive volume and share in both existing markets and newer/faster growth markets – such as single-use biopharmaceutical manufacturing and liquid cooling of high performance electronics. These investments will allow us to take advantage of existing growth trends such as cell and gene therapy applications coming on the market.

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

Similarly, our businesses invest in research and development to pursue digital strategies based on customer needs and leverage the capabilities of the Dover Digital Labs center to deliver on those digital strategies. For example, Vehicle Services Group, within the Engineered Products segment, launched Constellation, an automated artificial intelligence enabled hail damage detection system with work completed at the Digital Labs. Constellation is the automotive repair industry's first automated mobile 3D hail damage scanning system that provides a complete workflow system, tracking hail-damaged vehicles from the initial damage incident, through the claims process and ultimately to vehicle repair.

Human Capital Resources

Our employees are our most valuable asset and are critical to our ability to deliver on our strategic plans. Our success in delivering high quality and innovative products and solutions for our customers and driving operational excellence is only achievable through the talent, expertise, and dedication of our global team. We had over 25,000 employees worldwide as of December 31, 2022.

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

Health and Safety

We are committed to providing a healthy environment and safe workplace by operating in accordance with established health and safety protocols across our facilities and maintaining an enhanced health and safety compliance program. As part of our continuous improvement process, we have implemented a global digital system designed to track key metrics and actions pertinent to our health and safety program. This software supports our strategy to proactively reduce hazards thereby further bettering shop floor safety.

Human Capital Investments Related to Strategic Priorities

In line with our strategic priorities, we have additionally invested in the following aspects of human capital resource management, among other areas:

•Dover Digital Labs – We are continuing to leverage our Digital Labs team to improve our digital capabilities. Our team of software developers, data scientists, and product managers drive digital transformation across our businesses by enhancing customer experience, developing connected products, enabling digital manufacturing and securing our digital products.

•Operational management – Our operations teams, including our management team at the corporate center, continually focuses on improving operational efficiency, such as implementing production automation.

•Shared services – We are continuing to further centralize shared services under Dover Business Services and our India Innovation Center. Our shared services capabilities include a wide range of functional areas including transactional support, human resources, IT, finance and accounting, engineering and product development. These services enable productivity and growth as well as free up resources at our businesses to focus on customers, markets and product development.

Intellectual Property and Intangible Assets

Our businesses own many patents, trademarks, licenses and other forms of intellectual property, which have been created, registered or acquired over a number of years and, to the extent relevant, expire at various times over a number of years. A large portion of our businesses' intellectual property consists of patents, unpatented technology and proprietary information constituting trade secrets that we seek to protect in various ways, including confidentiality agreements with employees and suppliers where appropriate. In addition, a significant portion of our intangible assets relate to customer relationships. While our intellectual property and customer relationships are important to our success, the loss or expiration of any of these rights or relationships is not likely to materially affect our results on a consolidated basis. We believe that our commitment to continuous engineering improvements, new product development and improved manufacturing techniques, as well as strong sales, marketing and service efforts, are significant to our general leadership positions in the niche markets we serve.

Customers

We serve thousands of customers, none of which accounted for more than 10% of our consolidated revenue in 2022. Given our diversity of served markets, customer concentrations are not significant. Businesses supplying the environmental solutions, defense, automotive and commercial refrigeration industries tend to deal with a few large customers that are significant within those industries. This also tends to be true for businesses supplying the power generation and chemical industries. In the other markets served, there is usually a much lower concentration of customers, particularly where our companies provide a substantial number of products and services applicable to a broad range of end-use applications.

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

Competition

Our competitive environment is complex because of the wide diversity of our products manufactured and the markets served. In general, most of our businesses are market leaders that compete with only a few companies, and the key competitive factors are customer service, product quality, price and innovation. A summary of our key competitors within each of our segments follows:

Segment	Key Competitors

Engineered Products	Snap-On Inc. (Challenger Lifts, Car-O-Liner), Vontier (Hennessey Industries, Inc.), Oshkosh Corp. (McNeilus), Labrie Enviroquip Group, Geotab Inc., AMCS Group, Tünkers Maschinenbau GmbH, PACCAR (Braden), Teledyne
Clean Energy & Fueling	Vontier (Gilbarco Veeder-Root, DRB), Tatsuno, Verifone, Franklin Electric, Elaflex, Ingersoll Rand (Emco Wheaton), Dixon Valve & Coupling Company, PDI Technologies, Inc., Salco, Sonny's Enterprises LLC, National Carwash Solutions, Washtec AG
Imaging & Identification	Danaher Corporation (Videojet), Brother Industries, Ltd. (Domino Printing), Electronics for Imaging (Reggiani), SPG Prints, Konica Minolta, Kornit Digital Ltd.
Pumps & Process Solutions	IDEX Corporation, Ingersoll Rand, Millipore, Danaher Corporation (Pall), Avantor (Masterflex), Nordson Corporation, ITT, SPX Flow Inc. (Waukesha), Spirax Sarco, Kingsbury, Seko, Ecolab, Hoerbiger Holdings AG, Miba AG, Hillenbrand Inc. (Coperion)
Climate & Sustainability Technologies	Panasonic (Hussman Corp.), Alfa Laval, Danfoss, Stolle Machinery, Crown Holdings

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

The following table shows annual revenue derived from customers outside the U.S. as a percentage of total annual revenue for each of the last three years, by segment and in total:

	Percentage of Non-U.S. Revenue by Segment
	Years Ended December 31,
	2022	2021	2020
Engineered Products	25%	27%	27%
Clean Energy & Fueling	41%	45%	45%
Imaging & Identification	72%	75%	75%
Pumps & Process Solutions	51%	53%	51%
Climate & Sustainability Technologies	40%	37%	37%
Total percentage of revenue derived from customers outside of the United States	43%	46%	45%

Our international operations are subject to certain risks, such as price and exchange rate fluctuations and non-U.S. governmental restrictions, which are discussed further in Item 1A. "Risk Factors." For additional details regarding our non-U.S. revenue, impact of foreign currency exchange rates, and the geographic allocation of the assets, see Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 19 — Segment Information to the Consolidated Financial Statements in Items 7 and 8, respectively, of this Form 10-K.

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

We highlight key initiatives and performance metrics about our sustainability activities under the "Sustainability" tab on our website, www.dovercorporation.com.

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

We have taken and will continue to take steps to mitigate the risks of COVID-19 by working with our customers, employees, suppliers and other stakeholders. The emergence of new variants of COVID-19, evolving government plans around the world to institute vaccination mandates, including in the U.S., and limited availability of vaccines in various jurisdictions, create uncertainty that may impact our employees and result in labor shortages and unforeseen costs. We cannot predict the potential for operating at reduced capacity or the size of the workforce that may be impacted by potential labor actions such as furloughs or layoffs. In addition, the uncertain recovery in demand has had business impacts, including increased material cost inflation (principally steel), labor availability issues and logistics costs increases. Some of our businesses have also been impacted from supplier component input availability issues.

The extent to which our operations may be impacted by COVID-19 will depend on future developments that are highly uncertain, including the pandemic's duration, the emergence of different COVID-19 variants, the efficacy and adoption rates of vaccines, the availability of oral medicines and actions by governments and private enterprises to contain the outbreak or mitigate the impact of the pandemic. For example, applicable laws and government measures, such as U.S. federal vaccine mandates or Occupational Safety and Health Administration requirements for vaccination or regular testing, could also result in skilled labor impacts including voluntary attrition or difficulty finding labor or otherwise adversely affect our ability to operate our facilities, obtain materials and component inputs from suppliers or deliver our products in a timely manner.

Furthermore, the pandemic has impacted and may further impact the broader economies of affected countries, including negatively impacting economic growth, the proper functioning of financial and capital markets, foreign currency exchange rates and interest rates. Due to the continuing uncertainties surrounding the pandemic, we are unable to determine the impact that it will have on our financial position, operating results and cash flows in future periods.

•Recessions, adverse market conditions or downturns in the markets we serve could adversely affect our operations.

In the past, our operations have been exposed to volatility due to changes in general economic conditions or consumer preferences, recessions or adverse conditions in the markets we serve. In the future, similar changes could adversely impact overall sales, operating results (including potential impairment charges for goodwill or other long-lived assets) and cash flows. Moreover, during economic downturns we may undertake more extensive restructuring actions, including workforce reductions, global facility consolidations, centralization of certain business support activities, and other cost reduction initiatives, and incur higher costs. As these plans and actions can be complex, the anticipated operational improvements, efficiencies and other benefits might be delayed or not realized. We are unable to determine the impact that recessions, adverse market conditions or downturns will have on our financial position, operating results and cash flows in future periods.

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

Furthermore, the competition for skilled personnel is often intense in the regions in which our manufacturing facilities are located. A sustained labor shortage or increased turnover rates within our employee base, increases in the salaries and wages paid by competing employers, as a result of general macroeconomic factors or otherwise, could lead to increased costs, such as increased overtime to meet demand and potentially further increase salaries and wage rates to attract and retain employees, and could negatively affect our ability to efficiently operate our manufacturing facilities and overall business. If we are unable to hire and retain employees capable of performing at a high level, our business, financial condition and results of operations could be adversely affected.

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

Approximately 43% and 46% of our revenues for 2022 and 2021, respectively, were derived outside the United States and we expect international sales to continue to represent a significant portion of our revenues given our global growth strategy. As a result of our international operations and our global expansion strategy, we are subject to various risks, including:

o	political, social and economic instability and disruptions;

o	government import and export controls, economic sanctions, embargoes or trade restrictions;

o	the imposition of duties and tariffs and other trade barriers and retaliatory countermeasures;

o	limitations on ownership and dividend of earnings;

o	transportation delays and interruptions;

o	risk to theft of proprietary information and/or intellectual property;

o	labor unrest and current and changing regulatory environments;

o	widespread public health crises, such as a pandemic or epidemic;

o	increased compliance costs, including costs associated with disclosure requirements and related due diligence;

o	the impact of loss of a single-source manufacturing facility;

o	difficulties in staffing and managing multi-national operations;

o	limitations on our ability to enforce legal rights and remedies;

o	potentially adverse tax consequences; and

o	access to or control of networks and confidential information due to local government controls and vulnerability of local networks to cyber risks.
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

We and certain of our subsidiaries are, and from time to time may become, parties to a number of legal proceedings incidental to our businesses, including alleged injuries arising out of the use of products or exposure to hazardous substances, or claims related to patent infringement, employment matters and commercial disputes. The defense of these lawsuits may require significant expenses and divert management's attention, and we may be required to pay damages that could adversely affect our consolidated results of operations, financial condition and cash flows. In addition, any insurance or indemnification rights that we may have may be insufficient or unavailable to protect us against potential loss exposures.

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

Our competitive environment is complex because of the wide diversity of the products that our businesses manufacture and the markets they serve. In general, most of our businesses compete with only a few companies. Our ability to compete effectively depends on how successfully we anticipate and respond to various competitive factors, including new products, digital solutions and support services that may be introduced by competitors, changes in customer preferences, evolving regulations, new business models and technologies and pricing pressures. If our businesses are unable to anticipate their competitors' developments or identify customer needs and preferences on a timely basis, successfully introduce new products, digital solutions and support services in response to such competitive factors, or adopt to market changes relating to climate change related policies, they could lose customers to competitors. If our businesses do not compete effectively, we may experience lower revenue, operating profits and cash flows.

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

•We could lose customers or generate lower revenue, operating profits and cash flows if there are significant increases in the cost of our raw materials or components, or if suppliers are not able to meet our quality and delivery requirements.

We purchase raw materials, sub-assemblies and components for use in our manufacturing operations. Factors such as freight costs, transportation availability, inventory levels, the level of imports, the imposition of duties, tariffs and other trade barriers and general economic conditions may affect the price of these raw materials, sub-assemblies and components. Significant price increases for certain commodities, other raw materials or components could adversely affect operating profits of our businesses. While we generally attempt to mitigate the impact of increased raw material prices by hedging or passing along the increased costs to customers, there may be a time delay between the increased raw material prices and the ability to increase the prices of products, or we may be unable to increase the prices of products due to a competitor's pricing pressure or other factors.

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

Our businesses' domestic and international sales and operations must comply with a wide variety of laws, regulations and policies (including environmental, employment and health and safety regulations, data security laws, data privacy laws, export/import laws, tax policies such as export subsidy programs and research and experimentation credits, carbon emission regulations, energy efficiency and design regulations and other similar programs). These laws, regulations and policies are complex, change frequently, have tended to become more stringent over time and may be inconsistent across jurisdictions. Failure to comply (or any alleged or perceived failure to comply) with any of the foregoing could result in civil and criminal, monetary and non-monetary penalties as well as potential damage to our reputation and disruption to our business. We cannot provide assurance that our costs of complying with new and evolving regulatory reporting requirements and current or future laws will not exceed our estimates. Any of these factors could adversely affect customer demand, our relationships with customers and suppliers, and our business and financial position.

Certain of our businesses have sales or operations in countries, including Brazil, India and China, and may in the future invest in other countries, any of which may carry high levels of currency, political, compliance, or economic risk. While these risks or the impact of these risks are difficult to predict, any one or more of them could adversely affect our businesses and reputation.

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

We conduct business through our subsidiaries in many different countries, and fluctuations in currency exchange rates could have a significant impact on our reported consolidated results of operations, financial condition and cash flows, which are presented in U.S. dollars. Cross-border transactions, both with external parties and intercompany relationships, result in increased exposure to foreign exchange effects. Accordingly, significant changes in currency exchange rates, particularly the euro, Chinese renminbi (yuan), Swedish krona, pound sterling, Indian rupee, Singapore dollar, Danish krone, and Canadian dollar, could cause fluctuations in the reported results of our businesses' operations that could negatively affect our results of operations. Additionally, the strengthening of certain currencies such as the euro and U.S. dollar potentially exposes us to competitive threats from lower cost producers in other countries. Our sales are translated into U.S. dollars for reporting purposes. The strengthening of the U.S. dollar could result in unfavorable translation effects as the results of foreign locations are translated into U.S. dollars.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The number, type, location and size of the properties used by our operations as of December 31, 2022 are shown in the following charts, by segment:

	Number and nature of facilities				Square footage (in 000s)
	Manufacturing	Warehouse	Sales / Service	Total	Owned	Leased
Engineered Products	29	12	17	58	2,910	962
Clean Energy & Fueling	41	10	36	87	1,622	1,781
Imaging & Identification	10	8	46	64	625	825
Pumps & Process Solutions	37	17	26	80	2,587	1,172
Climate & Sustainability Technologies	19	10	19	48	1,534	2,501

	Locations					Expiration dates of leased facilities (in years)
	North America	Europe	Asia	Other	Total	Minimum	Maximum
Engineered Products	25	16	3	1	45	1	10
Clean Energy & Fueling	33	21	8	3	65	1	12
Imaging & Identification	8	28	17	4	57	1	11
Pumps & Process Solutions	34	21	14	1	70	1	12
Climate & Sustainability Technologies	17	12	6	2	37	1	11

Our owned and leased facilities are well-maintained and suitable for our operations.

ITEM 3. LEGAL PROCEEDINGS

See Note 16 — Commitments and Contingent Liabilities in the Consolidated Financial Statements in Item 8 of this Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

All of our officers are elected annually at the first meeting of the Board of Directors following our annual meeting of shareholders, and are subject to removal at any time by the Board of Directors. Our executive officers as of February 10, 2023, and their positions with Dover (and, where relevant, prior business experience) for the past five years, are as follows:

Name	Age	Positions Held and Prior Business Experience
Richard J. Tobin	59	President and Chief Executive Officer (since May 2018) and Director (since August 2016); prior thereto Chief Executive Officer (from 2013 to 2018) of CNH Industrial NV.
Kimberly K. Bors	62	Senior Vice President and Chief Human Resources Officer (since January 2020) of Dover; prior thereto Senior Vice President and Chief Human Resources Officer of The Mosaic Company (from July 2017 to December 2018); prior thereto Senior Vice President, Human Resources & Administration for Schneider, North America at Schneider Electric (September 2014 to June 2017).
Ivonne M. Cabrera	56	Senior Vice President, General Counsel and Secretary (since January 2013) of Dover.
Brad M. Cerepak	63	Senior Vice President and Chief Financial Officer (since May 2011) of Dover.
Girish Juneja	53	Senior Vice President and Chief Digital Officer (since May 2017) of Dover; prior thereto Senior Vice President/Chief Technology Officer and General Manager of the Marketplace Solutions Business of Altisource (from January 2014 to April 2017).
David J. Malinas	48	Senior Vice President, Operations (since July 2019) of Dover; prior thereto Senior Vice President and President, Industrial Process for ITT Corporation (from June 2017 to June 2019); prior thereto various leadership roles in Thermo Fisher Scientific Inc.'s Controlled Temperature Technologies Business, Industrial Segment, and Global Chemicals Business Unit between June 2012 and June 2017.
Anthony K. Kosinski	56	Vice President, Tax (since June 2016) of Dover; prior thereto Director, Domestic Tax (June 2003 to June 2016) of Dover.
James M. Moran	57	Vice President, Treasurer (since November 2015) of Dover; prior thereto Senior Vice President and Treasurer (from June 2013 to August 2015) of Navistar International Corporation (“NIC”); prior thereto Vice President and Treasurer (from 2008 to June 2013) of NIC; also served as Senior Vice President and Treasurer of Navistar, Inc. (from June 2013 to August 2015).
Ryan W. Paulson	49	Vice President and Controller (from July 2019) of Dover; prior thereto Assistant Controller, Global Consolidations and Operations Accounting (from August 2017 to July 2019); prior thereto partner at PricewaterhouseCoopers LLP (from July 2012 to June 2017).

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Dividends

The principal market in which Dover common stock is traded is the New York Stock Exchange.

Holders

As of January 31, 2023, there were 1,218 holders of record of Dover common stock.

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

During 2022, the Company received a total of 3,892,295 shares upon completion of the accelerated share repurchase agreement (the "ASR Agreement") for $500 million. The total number of shares ultimately repurchased under the ASR Agreement was based on the volume-weighted average share price of Dover's common stock during the calculation period of the ASR Agreement, less a discount, which was $128.46 over the term of the ASR Agreement.

During the year ended December 31, 2022, the company repurchased, exclusive of the ASR Agreement, 641,428 shares of its common stock for a total cost of $85 million, or $132.52 per share. Exclusive of the ASR Agreement, no share repurchases were made under the November 2020 authorization during the three months ended December 31, 2022. As of December 31, 2022, 15,283,326 shares remain authorized for repurchase under the November 2020 share repurchase authorization.

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

Comparison of Five-Year Cumulative Total Return +
Dover Corporation, S&P 500 Index, S&P 500 Industrials Index

Total Shareholder Returns

Data Source: Research Data Group, Inc.
_______________________
+Total return assumes reinvestment of dividends.
This graph assumes $100 invested on December 31, 2017 in Dover common stock, the S&P 500 Index and the S&P 500 Industrials Index.

ITEM 6. [RESERVED]

Not required.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help the reader understand our results of operations and financial condition for the years ended December 31, 2022, 2021 and 2020. The MD&A should be read in conjunction with our Consolidated Financial Statements and Notes included in Item 8 of this Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed elsewhere in this Form 10-K, particularly in Item 1A. "Risk Factors" and in the "Special Note Regarding Forward-Looking Statements" preceding Part I of this Form 10-K.

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

For the year ended December 31, 2022, consolidated revenue was $8.5 billion, an increase of $0.6 billion or 7.6%, as compared to the prior year. This growth included organic revenue growth of 8.8% driven by solid underlying demand and our ability to produce and ship despite supply chain constraints and ongoing labor availability issues, as well as 4.2% acquisition-related growth, partially offset by an unfavorable impact from foreign currency translation of 3.9% and 1.5% impact from dispositions. Overall, customer pricing favorably impacted revenue by approximately 6.9% for the year compared to 2.8% in the prior year.

Within our Engineered Products segment, revenue increased $262.8 million, or 14.8%, from the prior year, reflecting a broad-based organic revenue growth of 16.8% and acquisition-related growth of 0.7%, partially offset by an unfavorable foreign currency translation of 2.7%. The organic revenue growth was primarily driven by robust demand in our key end-markets, most notably in our vehicle service and industrial automation businesses, along with strategic pricing initiatives that more than offset significant inflationary cost headwinds in this segment.

Our Clean Energy & Fueling segment revenue increased $230.4 million, or 14.0%, from prior year, reflecting acquisition-related growth of 18.1%, partially offset by an unfavorable impact from foreign currency translation of 3.8% and an organic decline of 0.3%. The organic revenue decline was primarily driven by reduced year-over-year demand in above ground retail fueling driven by customer construction delays in North America, roll-off of EMV-related demand and overall caution among operators in Europe and Asia as a result of the weakening macroeconomic environment.

Our Imaging & Identification segment revenue decreased $39.6 million, or 3.4%, from the prior year, comprised of an unfavorable impact from foreign currency translation of 6.5%, partially offset by organic growth of 2.9% and acquisition-related growth of 0.2%. The organic revenue growth was primarily driven by solid activity in our marking and coding business, as underlying demand for our printers, spare parts, services and consumables remained positive.

Our Pumps & Process Solutions segment revenue increased $19.6 million, or 1.1%, from the prior year, attributable to an organic growth of 4.1% and acquisition-related growth of 1.3%, partially offset by an unfavorable impact from foreign currency translation of 4.3%. The organic revenue growth was principally driven by pricing initiatives, along with continued strength in our core non-COVID-19 biopharma platform, industrial pumps, plastics and polymer processing solutions, and bearings and compression components businesses which all grew revenue driven by solid end market demand and strong backlogs.

Our Climate & Sustainability Technologies segment revenue increased $129.5 million, or 8.1%, from the prior year, reflecting an organic revenue growth of 18.5%, offset by a disposition-related decline of 7.5% and an unfavorable impact from foreign currency translation of 2.9%. The organic growth was driven by robust demand across all of our end-markets, along with strategic pricing initiatives that more than offset inflationary cost headwinds. Our beverage packaging equipment, heat exchanger, and retail refrigeration businesses all experienced broad-based growth from prior year.

From a geographic perspective, organic revenue for the U.S., our largest market, grew 9.5%, while revenue in Europe, Asia, and Other Americas grew 11.7%, 7.2%, and 6.9%, respectively. All other geographic markets declined 11.3% organically year over year. Three of our five segments had increased sales in North America, Europe, Asia, and Latin America as global demand continued to improve from easing of COVID-19 restrictions since the prior year.

Gross profit was $3.1 billion for the year ended December 31, 2022, an increase of $93.8 million, or 3.2%, as compared to the prior year. The increase was primarily due to pricing initiatives, which started in 2021, organic revenue growth, and favorable product mix, partially offset by increased material and logistics costs. Gross profit margin decreased to 36.0% for the year ended December 31, 2022 compared to 37.6% for the prior year. For further discussion related to our consolidated and segment results, see "Consolidated Results of Operations" and "Segment Results of Operations," respectively, within MD&A.

Bookings decreased 11.1% over the prior year to $8.3 billion for the year ended December 31, 2022. This included an organic bookings decline of 10.0%, an unfavorable impact due to foreign currency translation of 3.1% and a 1.5% decline due to dispositions, partially offset by an increase of 3.5% in acquisition-related bookings. Bookings decreased organically across four of our five segments, driven primarily by the easing of supply chain disruptions resulting in normalization of order to delivery lead-times to pre-pandemic levels for most of our segments. Overall, our book-to-bill decreased from the prior year to 0.98. Backlog as of December 31, 2022 was $3.0 billion, down from $3.2 billion in the prior year. Backlog as of December 31, 2022 included $1.1 billion, $0.7 billion, $0.7 billion, $0.3 billion, and $0.2 billion in the Climate & Sustainability Technologies, Engineered Products, Pumps & Process Solutions, Clean Energy & Fueling, and Imaging & Identification segments, respectively. Backlog remains elevated compared to historical levels and is expected to decrease due to normalizing lead-times and return to historical order patterns. See definition of bookings, organic bookings, book-to-bill and backlog within "Segment Results of Operations."

During the year ended December 31, 2022, we executed restructuring and other costs programs to further optimize operations. Restructuring and other costs of $39.0 million included restructuring charges of $30.5 million and other costs of $8.5 million. The expenses were primarily due to headcount reductions and facility consolidations resulting from restructuring programs initiated in 2021 and 2022, as well as non-cash foreign currency translation losses due to substantial liquidation of businesses from certain Latin America countries in our Climate & Sustainability Technologies segment.

During the year ended December 31, 2022, we made a total of three business acquisitions totaling $312.9 million, net of cash acquired and subject to contingent consideration. See Note 3 — Acquisitions in the Consolidated Financial Statements in Item 8 of this Form 10-K for further details regarding the businesses acquired during the year.

During 2022, the Company received a total of 3,892,295 shares upon completion of the accelerated share repurchase agreement (the "ASR Agreement") for $500 million. The total number of shares ultimately repurchased under the ASR Agreement was based on the volume-weighted average share price of Dover's common stock during the calculation period of the ASR Agreement, less a discount, which was $128.46 over the term of the ASR Agreement.

During the year ended December 31, 2022, the Company purchased, exclusive of the ASR Agreement, 641,428 shares of its common stock for a total cost of $85 million, or $132.52 per share. As of December 31, 2022, 15,283,326 shares remain authorized for repurchase under the November 2020 share repurchase authorization. For the 67th consecutive year, we increased our annual dividend per share and paid a total of $287.6 million in dividends to our shareholders in 2022.

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

While activity in most of the end markets we serve has improved since 2020, the demand in certain businesses such as textile printing, industrial winch and bearings and compression components is expected to take longer to recover to pre-pandemic levels, although continued improvement is expected in 2023. The uncertain recovery in demand has had business impacts, including increased material cost inflation (principally steel), labor availability issues and logistics costs increases. Some of our businesses have also been impacted by supplier component input availability issues. We cannot predict the ultimate impact from the COVID-19 pandemic and associated countermeasures on customer demand, our logistics costs, suppliers or the labor market.

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

CONSOLIDATED RESULTS OF OPERATIONS

	Years Ended December 31,			% / Point Change
(dollars in thousands, except per share figures)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Revenue	$8,508,088	$7,907,081	$6,683,760	7.6%	18.3%
Cost of goods and services	5,444,532	4,937,295	4,209,741	10.3%	17.3%
Gross profit	3,063,556	2,969,786	2,474,019	3.2%	20.0%
Gross profit margin	36.0%	37.6%	37.0%	(1.60)	0.60
Selling, general and administrative expenses	1,684,226	1,688,278	1,541,032	(0.2)%	9.6%
Selling, general and administrative expenses as a percent of revenue	19.8%	21.4%	23.1%	(1.60)	(1.70)
Operating earnings	1,379,330	1,281,508	932,987	7.6%	37.4%
Interest expense	116,456	106,319	111,937	9.5%	(5.0)%
Interest income	(4,430)	(4,441)	(3,571)	(0.2)%	24.4%
Gain on dispositions	—	(206,338)	(5,213)	nm*	nm*
Other income, net	(20,201)	(14,858)	(11,900)	36.0%	24.9%
Earnings before provision for income taxes	1,287,505	1,400,826	841,734	(8.1)%	66.4%
Provision for income taxes	222,129	277,008	158,283	(19.8)%	75.0%
Effective tax rate	17.3%	19.8%	18.8%	(2.5)	1.0
Net earnings	$1,065,376	$1,123,818	$683,451	(5.2)%	64.4%
Net earnings per common share - diluted	$7.42	$7.74	$4.70	(4.1)%	64.7%
 *nm: not meaningful

Revenue

For the year ended December 31, 2022, revenue increased $0.6 billion, or 7.6% to $8.5 billion compared with 2021, reflecting organic growth of 8.8% driven by solid underlying demand and our ability to produce and ship despite supply chain constraints and ongoing labor availability issues. Acquisition-related growth increased by 4.2% led by our Clean Energy & Fueling segment, offset by an unfavorable foreign currency translation impact of 3.9% and disposition-related decline of 1.5%. Overall, customer pricing favorably impacted revenue by 6.9% for the year ended December 31, 2022.

For the year ended December 31, 2021, revenue increased $1.2 billion, or 18.3% to $7.9 billion compared with 2020, reflecting an organic growth of 15.3%, driven by strong demand across all our segments reflecting robust macro-trends. Acquisition-related growth increased by 1.3% led by our Clean Energy & Fueling and Imaging & Identification segments, partially offset by a 0.2% decrease from dispositions mainly due to the sale of our Unified Brands ("UB") business within Climate & Sustainability Technologies segment. Revenue also increased due to favorable foreign currency translation impact of 1.9%. Overall, customer pricing favorably impacted revenue by 2.8% for the year ended December 31, 2021.

Gross Profit

For the year ended December 31, 2022, gross profit increased $93.8 million, or 3.2%, to $3.1 billion compared with 2021, primarily due to organic revenue growth, partially offset by increased material and logistics costs. Gross profit margin decreased 160 basis points to 36.0% as compared to the prior year reflecting a shift in operating mix driven by biopharma and subdued above ground retail fueling performance returning to historical levels, partially offset by growth in CO2 refrigeration systems and engineered products.

For the year ended December 31, 2021, gross profit increased $495.8 million, or 20.0% to $3.0 billion compared with 2020, primarily due to organic revenue growth, benefits from pricing and productivity initiatives and restructuring actions, partially offset by increased material, labor and logistics costs as well as production inefficiencies caused by component and labor availability constraints. Gross profit margin increased 60 basis points to 37.6% as compared to the prior year due to benefits from pricing and product mix, productivity and restructuring actions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2022, decreased $4.1 million, or 0.2% to $1.7 billion compared with 2021, primarily due to lower variable compensation expense, partially offset by higher travel and marketing expenses. As a percentage of revenue, selling, general and administrative expenses decreased 160 basis points to 19.8%, reflecting an increase in the revenue base.

Selling, general and administrative expenses for the year ended December 31, 2021, increased $147.2 million, or 9.6% to $1.7 billion compared with 2020, due to higher labor and acquisition-related costs and lower discretionary spend in the prior year partially offset by lower restructuring costs of $11.8 million. As a percentage of revenue, selling, general and administrative expenses decreased 170 basis points in 2021 to 21.4%, reflecting an increase in the revenue base.

Research and development costs, including qualifying engineering costs, are expensed when incurred and amounted to $163.3 million, $157.8 million and $142.1 million for the years ended December 31, 2022, 2021 and 2020, respectively. These costs as a percent of revenue were 1.9%, 2.0% and 2.1% for the years December 31, 2022, 2021 and 2020, respectively.

Non-Operating Items

Interest Expense, net

For the year ended December 31, 2022, interest expense, net of interest income, increased $10.1 million, or 10.0%, to $112.0 million compared with 2021 primarily due to increased commercial paper borrowings and higher average interest rates since the prior year.

For the year ended December 31, 2021, interest expense, net of interest income, decreased $6.5 million, or 6.0%, to $101.9 million compared with 2020 primarily due to borrowings against our unsecured revolving credit facility and commercial paper in 2020 to ensure liquidity during height of pandemic-related impacts.

Gain on Dispositions

There was one immaterial disposition in 2022.

On December 1, 2021, we completed the sale of UB, a wholly owned subsidiary of Dover. We recognized a total consideration of $229.0 million. This sale resulted in a pre-tax gain on disposition of $181.6 million included within the consolidated statements of earnings and within the Climate & Sustainability Technologies segment for the year ended December 31, 2021. The sale did not represent a strategic shift that had a major effect on operations and financial results and, therefore, did not qualify for presentation as a discontinued operation. Additionally, included in this line item was a $24.7 million gain related to the disposition of our equity method investment in Race Winning Brands ("RWB") during the year ended December 31, 2021.

Refer to Note 4 — Dispositions in the Consolidated Financial Statements in Item 8 of this Form 10-K for additional information on disposed and discontinued operations.

Other Income, net

For the years ended December 31, 2022, 2021 and 2020, other income, net was $20.2 million, $14.9 million and $11.9 million, respectively. For the year ended December 31, 2022, other income increased compared to 2021 primarily due to increased earnings from our equity method investments, partially offset by deferred compensation plan investment losses resulting from market volatility in 2022. For the year ended December 31, 2021, other income increased compared to 2020 primarily due to transition services in connection with our sale of UB, certain non-income tax credits, and investment income, partially offset by a $12.1 million other than temporary impairment charge related to an equity method investment in 2021.

Income Taxes

Our businesses have a global presence with 43%, 40% and 45% of our pre-tax earnings in 2022, 2021 and 2020, respectively, generated in foreign jurisdictions. Foreign earnings are generally subject to local country tax rates that differ from the 21.0% U.S. statutory tax rate. Our effective foreign tax rate is typically lower than the U.S. statutory tax rate.

Our effective tax rate was 17.3% for the year ended December 31, 2022, compared to 19.8% and 18.8% for the years ended December 31, 2021 and December 31, 2020, respectively. The 2022 rate was primarily driven by favorable audit resolutions, including a reduction to income taxes previously recorded related to the Tax Cut and Jobs Act, and the 2021 and 2020 rates were primarily driven by favorable audit resolutions and the tax benefit of share award exercises.

See Note 14 — Income Taxes in the Consolidated Financial Statements in Item 8 of this Form 10-K for additional details.

Net Earnings

For the year ended December 31, 2022, net earnings decreased $58.4 million, or 5.2%, to $1,065.4 million, or $7.42 per share, compared with net earnings of $1,123.8 million, or $7.74 per share, for the year ended December 31, 2021. Earnings decreased due to the prior year earnings being favorably impacted by the gains on disposition of UB and our equity method investment in RWB compared to one immaterial disposition in 2022. Excluding these gains, earnings increased due to pricing initiatives, which started in 2021, organic revenue growth, and favorable product mix, partially offset by increased material, logistics and labor costs.

For the year ended December 31, 2021, net earnings increased $440.4 million, or 64.4%, to $1,123.8 million, or $7.74 per share, compared with net earnings of $683.5 million, or $4.70 per share, for the year ended December 31, 2020. Earnings increased due to organic revenue growth, favorable pricing actions and product mix and productivity actions including benefits of restructuring actions. Additionally, earnings were favorably impacted by the gains on disposition of UB and our equity method investment in RWB. These benefits more than offset increases in material and logistics costs, most notably steel and ocean and air freight costs, higher labor costs as well as productivity shortfalls resulting from labor constraints and supply chain disruption.

SEGMENT RESULTS OF OPERATIONS

The summary that follows provides a discussion of the results of operations of each of our five reportable operating segments (Engineered Products, Clean Energy & Fueling, Imaging & Identification, Pumps & Process Solutions, and Climate & Sustainability Technologies). Each of these segments is comprised of various product and service offerings that serve multiple markets. During the year ended December 31, 2022, the segment measure of profit and loss, used by the Company's Chief Operating Decision Maker to evaluate our operating segment performance, was changed to segment earnings from segment earnings (EBIT) defined as earnings before corporate expenses/other, interest expense, interest income and provision for income taxes. Segment earnings is defined as earnings before purchase accounting expenses, restructuring and other costs, loss (gain) on dispositions, corporate expenses/other, interest expense, interest income and provision for income taxes. Accordingly, we have updated our segment earnings for the years ended December 31, 2021 and 2020 to conform to the new presentation. Refer to Note 19 — Segment Information in the Consolidated Financial Statements in Item 8 of this Form 10-K and see "Non-GAAP Disclosures" at the end of this Item 7 for further details.

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

Engineered Products

Our Engineered Products segment provides a wide range of equipment, components, software, solutions and services to the vehicle aftermarket, waste handling, industrial automation, aerospace and defense, industrial winch and hoist, and fluid dispensing end-markets.

	Years Ended December 31,			% Change
(dollars in thousands)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Revenue	$2,043,632	$1,780,827	$1,531,277	14.8%	16.3%

Segment earnings	$346,519	$277,852	$265,143	24.7%	4.8%

Segment margin	17.0%	15.6%	17.3%

Operational metrics:
Bookings	$2,004,326	$2,113,729	$1,558,486	(5.2)%	35.6%
Backlog	$720,114	$785,085	$463,701	(8.3)%	69.3%

Components of revenue growth:
Organic growth				16.8%	14.1%
Acquisitions				0.7%	0.6%
Foreign currency translation				(2.7)%	1.6%
Total revenue growth				14.8%	16.3%

2022 Versus 2021

Engineered Products segment revenue for the year ended December 31, 2022 increased $262.8 million, or 14.8% compared to the prior year, comprised of a broad-based organic revenue growth of 16.8% and acquisition-related growth of 0.7%, partially offset by an unfavorable foreign currency translation of 2.7%. Overall, customer pricing favorably impacted revenue by approximately 10.4% in 2022 compared to 4.2% in the prior year.

The organic revenue growth was primarily driven by robust demand across all of our key end-markets, most notably in our vehicle service, waste handling, industrial automation, aerospace and defense, and industrial winch and hoist businesses, along with strategic pricing initiatives that more than offset inflationary cost headwinds. Despite the strong organic growth, shipments continued to be challenged by supply chain constraints, most notably in our waste handling business. We expect organic growth rates in 2023 to remain strong, but at levels below the growth we saw in 2022.

Engineered Products segment earnings for the year ended December 31, 2022 increased $68.7 million, or 24.7%, compared to the prior year. Segment margin increased to 17.0% from 15.6% in the prior year driven by increased volumes, customer pricing actions, and productivity gains, partially offset by higher material, labor and logistics costs as well as an unfavorable impact from foreign currency translation.

Bookings for the year ended December 31, 2022 decreased 5.2% compared to the prior year, comprised primarily of organic decline of 4.7% and an unfavorable impact from foreign currency translation of 1.8%, offset by acquisition-related growth of 1.3%. The organic bookings decline was driven primarily by the easing of supply chain disruptions resulting in shortened order to delivery lead-times and customers returning to more traditional order patterns, most notably in our vehicle service business. Segment book-to-bill was 0.98. Backlog decreased 8.3% compared to the prior year.

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

Engineered Products segment earnings for the year ended December 31, 2021 increased $12.7 million, or 4.8%, compared to the prior year. The increase was primarily driven by conversion on increased volumes, benefits from restructuring actions, and favorable impact from foreign currency translation, partially offset by higher material and logistics costs, most notably steel and ocean and air freight costs, as well as plant productivity shortfalls resulting from supply chain disruption and higher labor costs. Segment margin decreased from 17.3% to 15.6% as compared to the prior year.

Clean Energy & Fueling

Our Clean Energy & Fueling segment provides components, equipment, software, solutions and services enabling safe and reliable storage, transport and dispensing of traditional and clean fuels (including liquefied natural gas, hydrogen, and electric vehicle charging), cryogenic gases, and other hazardous substances along the supply chain, and safe and efficient operation of convenience retail, retail fueling and vehicle wash establishments, as well as facilities where cryogenic gases are produced, stored or consumed.

	Years Ended December 31,			% Change
(dollars in thousands)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Revenue	$1,878,507	$1,648,153	$1,476,282	14.0%	11.6%

Segment earnings	$352,993	$327,186	$290,233	7.9%	12.7%

Segment margin	18.8%	19.9%	19.7%

Operational metrics:
Bookings	$1,821,025	$1,742,479	$1,471,870	4.5%	18.4%
Backlog	$312,142	$383,572	$201,521	(18.6)%	90.3%

Components of revenue growth (decline):
Organic growth (decline)				(0.3)%	5.8%
Acquisitions				18.1%	3.6%
Foreign currency translation				(3.8)%	2.2%
Total revenue growth				14.0%	11.6%

2022 Versus 2021

Clean Energy & Fueling segment revenue for the year ended December 31, 2022 increased $230.4 million, or 14.0%, compared to the prior year, attributable to acquisition-related growth of 18.1%, partially offset by an unfavorable impact from foreign currency translation of 3.8% and an organic decline of 0.3%. Acquisition-related growth was driven by the acquisition of RegO, Acme Cryogenics and LIQAL, which were completed in 2021. Overall, customer pricing favorably impacted revenue by approximately 6.0% in 2022 compared to 2.3% in the prior year.

The organic revenue decline was primarily driven by reduced year-over-year demand in above ground retail fueling driven by customer construction delays in North America, roll-off of EMV-related demand and overall caution among operators in Europe and Asia as a result of the weakening macroeconomic environment. This was mostly offset by solid demand in our below ground retail fueling, fluid transfer solutions and vehicle wash solutions business, along with pricing actions aimed at mitigating material and logistics cost inflation. In light of market conditions, we have made and will continue to make proactive adjustments to our cost structure through restructuring and other programs to align with current demand trends. We expect organic growth rates to remain restrained in the early part of 2023, but show improvement as we move through 2023.

Clean Energy & Fueling segment earnings for the year ended December 31, 2022 increased $25.8 million, or 7.9%, compared to the prior year. The increase was primarily driven by pricing, productivity initiatives, cost actions in above ground fueling, and the favorable impact from acquisitions, which more than offset the unfavorable impact to earnings from foreign currency translation, reduced volumes in above ground retail fueling, and increased material, logistics and labor costs. Segment margin decreased to 18.8% from 19.9% in the prior year.

Bookings for the year ended December 31, 2022 increased 4.5% compared to the prior year, reflecting acquisition-related growth of 15.9%, partially offset by an organic decline of 8.8% and an unfavorable impact from foreign currency translation of 2.6%. The organic bookings decline was primarily driven by improving lead-times and return to historical order patterns throughout the segment, as well as the decrease in demand in above ground retail fueling. Segment book-to-bill was 0.97. Backlog decreased 18.6% as compared to the prior year.

2021 Versus 2020

Clean Energy & Fueling segment revenue for the year ended December 31, 2021 increased $171.9 million, or 11.6%, compared to the prior year, attributable to organic growth of 5.8%, acquisition-related growth of 3.6%, and a favorable impact from foreign currency translation of 2.2%. Acquisition-related growth was driven by the acquisition of ICS, AvaLAN and LIQAL. The acquisitions of RegO and Acme Cryogenics late in the fourth quarter had an immaterial impact to the segment's results. Overall, customer pricing favorably impacted revenue by approximately 2.3% in 2021.

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

Clean Energy & Fueling segment earnings for the year ended December 31, 2021 increased $37.0 million, or 12.7%, compared to the prior year. The increase was primarily driven by conversion on organic revenue growth, pricing initiatives, productivity actions, and a favorable impact from acquisitions, partially offset by material and labor cost inflation. Segment margin increased to 19.9% from 19.7% in the prior year.

Imaging & Identification

Our Imaging & Identification segment supplies precision marking and coding, product traceability, brand protection and digital textile printing equipment, as well as related consumables, software and services to the global packaged and consumer goods, pharmaceutical, industrial manufacturing, textile and other end-markets.

	Years Ended December 31,			% Change
(dollars in thousands)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Revenue	$1,123,815	$1,163,367	$1,038,178	(3.4)%	12.1%

Segment earnings	$268,084	$266,932	$224,033	0.4%	19.1%

Segment margin	23.9%	22.9%	21.6%

Operational metrics:
Bookings	$1,154,199	$1,190,404	$1,065,098	(3.0)%	11.8%
Backlog	$232,812	$212,098	$192,785	9.8%	10.0%

Components of revenue growth (decline):
Organic growth				2.9%	8.0%
Acquisitions				0.2%	1.3%
Foreign currency translation				(6.5)%	2.8%
Total revenue growth (decline)				(3.4)%	12.1%

2022 Versus 2021

Imaging & Identification segment revenue for the year ended December 31, 2022 decreased $39.6 million, or 3.4% compared to the prior year, comprised of an unfavorable impact from foreign currency translation of 6.5%, partially offset by organic growth of 2.9% and acquisition-related growth of 0.2%. Overall, customer pricing favorably impacted revenue by approximately 4.1% in 2022 compared to 0.9% in the prior year.

The organic revenue growth was primarily driven by solid activity in our marking and coding business, as underlying demand for our printers, spare parts, services and consumables remains positive, along with the favorable impact from pricing actions aimed at mitigating material and logistics cost inflation. We also saw improvements in component availability as we moved through the second half of 2022. We expect demand in our marking and coding business to remain constructive in 2023. New textile printer sales remain impacted by high energy prices and macro uncertainty in textile producing regions.

Imaging & Identification segment earnings for the year ended December 31, 2022 increased $1.2 million, or 0.4%, compared to the prior year. This increase was driven by pricing initiatives, organic revenue growth, productivity actions, and product mix, partially offset by the unfavorable impact to earnings from foreign currency translation, and increased material, logistics and labor costs. As a result, segment margin increased to 23.9% from 22.9% in the prior year.

Segment bookings for the year ended December 31, 2022 decreased 3.0% compared to the prior year, reflecting an unfavorable impact from foreign currency translation of 5.8%, partially offset by organic growth of 2.6% and acquisition-related growth of 0.2%. The organic increase was primarily driven by solid demand for new equipment, spare parts, services and consumables in our marking and coding business. Segment book-to-bill was 1.03. Backlog increased 9.8% compared to the prior year.

2021 Versus 2020

Imaging & Identification segment revenue for the year ended December 31, 2021 increased $125.2 million, or 12.1% compared to the prior year, comprised of organic growth of 8.0%, a favorable impact from foreign currency translation of 2.8%, and acquisition-related growth of 1.3%. Acquisition-related growth was driven by the acquisitions of Solaris in the third quarter of 2020 and Blue Bite in the second quarter of 2021. Overall, customer pricing favorably impacted revenue by approximately 0.9% in 2021.

The organic revenue growth was driven by both our marking and coding business, and our digital textile printing business. Our marking and coding business delivered solid growth in new equipment and associated services and consumables, as well as serialization software sales. Our digital textile printing business experienced demand recovery in 2021 compared to 2020 when demand for printed textiles was significantly reduced due to the impact of COVID-19 restrictions on the global apparel industry. While 2021 global apparel retail volumes improved from 2020, volumes had not yet returned to pre-pandemic levels and continue to be impacted by local business and travel restrictions, as well as work-from-home policies which resulted in reduced apparel demand.

Imaging & Identification segment earnings for the year ended December 31, 2021 increased $42.9 million, or 19.1%, compared to the prior year. This increase was driven by conversion on organic revenue growth, pricing initiatives and the benefits from productivity initiatives and restructuring actions, partially offset by material and labor cost inflation. As a result, segment margin increased to 22.9% from 21.6% in the prior year.

Pumps & Process Solutions

Our Pumps & Process Solutions segment manufactures specialty pumps and flow meters, highly engineered precision components for rotating and reciprocating machines, fluid connecting solutions and plastics and polymer processing equipment, serving single-use biopharmaceutical production, diversified industrial manufacturing, chemical production, plastics and polymer processing, midstream and downstream oil and gas and other end-markets.

	Years Ended December 31,			% Change
(dollars in thousands)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Revenue	$1,728,235	$1,708,634	$1,324,003	1.1%	29.1%

Segment earnings	$533,018	$575,593	$348,733	(7.4)%	65.1%

Segment margin	30.8%	33.7%	26.3%

Operational metrics:
Bookings	$1,709,204	$2,023,061	$1,334,338	(15.5)%	51.6%
Backlog	$686,512	$688,931	$390,238	(0.4)%	76.5%

Components of revenue growth:
Organic growth				4.1%	26.6%
Acquisitions				1.3%	0.6%
Foreign currency translation				(4.3)%	1.9%
Total revenue growth				1.1%	29.1%

2022 Versus 2021

Pumps & Process Solutions segment revenue for the year ended December 31, 2022 increased $19.6 million, or 1.1%, compared to the prior year, attributable to organic growth of 4.1% and acquisition-related growth of 1.3%, partially offset by an unfavorable impact from foreign currency translation of 4.3%. Acquisition-related growth was driven by the acquisitions of AMN DPI and Malema in 2022. Overall, customer pricing favorably impacted revenue by approximately 3.9% in 2022 compared to 1.8% in the prior year.

The organic revenue growth was driven by pricing initiatives, along with continued strength in our core non-COVID-19 biopharma platform, industrial pumps, plastics and polymer processing solutions, and bearings and compression components businesses, which all grew revenue driven by solid end market demand and strong backlogs. Revenue from shipments of single-use pumps and connectors used in biopharmaceutical production processes declined in 2022, as biopharmaceutical manufacturers reduced orders for components used in COVID-19 vaccine production and repurposed inventory purchased for the COVID-19 vaccine production towards production of non-COVID-19 therapies. While underlying demand for non-COVID-19 related biologic therapies remains on a positive trajectory in the biopharmaceutical market, we expect our delivery volumes to remain muted in early 2023 as customers work through component inventories. Improvement in shipments is expected as we move through 2023 as customer component inventories normalize and growth in non-COVID-19 related bioproduction remains robust.

Pumps & Process Solutions segment earnings for the year ended December 31, 2022 decreased $42.6 million, or 7.4%, compared to the prior year. The decrease was primarily driven by the impact of reduced revenues relating to single use components used in COVID-19 vaccine production, along with material and labor cost inflation and foreign currency translation headwinds. This was partially offset by pricing initiatives, conversion on increased revenues in industrial pumps, plastics and polymer processing solutions, and bearings and compression components, productivity actions, and restructuring benefits. Segment margin decreased to 30.8% from 33.7% in the prior year.

Bookings for the year ended December 31, 2022 decreased 15.5% compared to the prior year, reflecting an organic decline of 12.8% and an unfavorable impact from foreign currency translation of 3.8%, partially offset by acquisition-related growth of 1.1%. The organic bookings decline was driven by a decrease in orders for biopharmaceutical components used in COVID-19 vaccine production, partially offset by continued strong order intake in our plastics and polymer processing solutions and bearings and compression components businesses. Segment book-to-bill was 0.99. Backlog decreased 0.4% compared to the prior year.

2021 Versus 2020

Pumps & Process Solutions segment revenue for the year ended December 31, 2021 increased $384.6 million, or 29.1%, compared to the prior year, attributable to organic growth of 26.6%, a favorable impact from foreign currency translation of 1.9%, and acquisition-related growth of 0.6%. Acquisition-related growth was primarily driven by the acquisition of Quantex and one other immaterial acquisition. Overall, customer pricing favorably impacted revenue by approximately 1.8% in 2021.

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

Pumps & Process Solutions segment earnings for the year ended December 31, 2021 increased $226.9 million, or 65.1%, compared to the prior year. This increase was predominantly the result of strong conversion on revenue growth, favorable product mix, pricing initiatives, and productivity actions, partially offset by material and labor cost inflation, and investments in growth. Segment margin increased to 33.7% from 26.3% in the prior year.

Climate & Sustainability Technologies

Our Climate & Sustainability Technologies segment is a provider of innovative and energy-efficient equipment, components and parts for the commercial refrigeration, equipment and systems, heating and cooling and beverage can-making equipment markets.

	Years Ended December 31,			% Change
(dollars in thousands)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Revenue	$1,737,724	$1,608,175	$1,316,090	8.1%	22.2%

Segment earnings	$254,484	$185,517	$126,093	37.2%	47.1%

Segment margin	14.6%	11.5%	9.6%

Operational metrics:
Bookings	$1,659,773	$2,317,000	$1,510,499	(28.4)%	53.4%
Backlog	$1,068,644	$1,174,479	$510,498	(9.0)%	130.1%

Components of revenue growth:
Organic growth				18.5%	22.0%
Dispositions				(7.5)%	(1.1)%
Foreign currency translation				(2.9)%	1.3%
Total revenue growth				8.1%	22.2%

2022 Versus 2021

Climate & Sustainability Technologies segment revenue for the year ended December 31, 2022 increased $129.5 million, or 8.1%, compared to the prior year, reflecting an organic revenue growth of 18.5%, offset by disposition-related decline of 7.5% and an unfavorable impact from foreign currency translation of 2.9%. Overall, customer pricing favorably impacted revenue by approximately 9.2% in 2022 compared to 4.1% in the prior year.

The organic revenue growth was principally driven by robust demand across all of our end-markets, along with pricing initiatives that more than offset inflationary cost headwinds. Beverage packaging equipment revenues increased substantially from prior year, driven by continued favorable macro trends in the global beverage industry, which include beverage innovations and producers increasingly shifting to highly recyclable aluminum cans for environmental sustainability and merchandising benefits offered by modern aluminum containers. Our heat exchanger business experienced strong growth across all regions, fueled by regulation-driven heat pump demand in Europe, robust demand in Asia, and strengthening commercial HVAC and industrial markets globally. Retail refrigeration experienced broad-based growth, driven by increased remodel activity with key supermarket customers and growing demand for our environmentally friendly natural refrigerant systems in both Europe and the U.S. We expect organic growth rates in 2023 to remain strong, but at levels below the growth we saw in 2022.

Climate & Sustainability Technologies segment earnings for the year ended December 31, 2022 increased $69.0 million, or 37.2%, compared to the prior year. Segment margin increased to 14.6% from 11.5% in the prior year driven by increased volumes, favorable business mix and customer pricing actions, partially offset by increased material and logistics costs, most notably metals and freight, increased energy and labor costs, and plant productivity shortfalls resulting from supply chain disruption.
Bookings for the year ended December 31, 2022 decreased 28.4% compared to the prior year, reflecting organic decline of 19.7%, a disposition-related decline of 6.1%, and an unfavorable impact from foreign currency translation of 2.6%. The organic bookings decline includes a $74.0 million reversal of an order slated for 2023 completion in our beverage can-

making business due to customer financing limitations, along with the easing of supply chain disruption, resulting in improved order to delivery lead-times and a return to more traditional customer order patterns, most notably in retail refrigeration. Segment book-to-bill was 0.96. Backlog decreased 9.0% over the prior year, principally driven by our aluminum can-making equipment business.

2021 Versus 2020

Climate & Sustainability Technologies segment revenue for the year ended December 31, 2021 increased $292.1 million, or 22.2%, compared to the prior year, reflecting an organic revenue growth of 22.0% and a favorable impact from foreign currency translation of 1.3%, partially offset by a disposition-related decline of 1.1%. Overall, customer pricing favorably impacted revenue by approximately 4.1% in 2021.

The organic revenue growth was principally driven by robust demand across all of our end-markets. Beverage packaging equipment revenues increased substantially from prior year, driven by continued favorable macro trends in the global beverage industry, which include beverage innovations and producers increasingly shifting to highly recyclable aluminum cans for environmental sustainability and merchandising benefits offered by modern aluminum cans. Our heat exchanger business experienced strong growth across all regions, fueled by regulation-driven heat pump demand in Europe, robust demand in Asia, and strengthening commercial HVAC and industrial markets globally. Retail refrigeration experienced broad-based growth, driven by increased remodel activity with key supermarket customers and growing demand for our environmentally friendly natural refrigerant systems in both Europe and the U.S. Prior to the sale of UB in the fourth quarter of 2021, commercial foodservice equipment revenues improved over the prior year, as many key restaurant chain customers resumed store investment programs once government mandated COVID-19 restrictions eased in 2021.

Climate & Sustainability Technologies segment earnings for the year ended December 31, 2021 increased $59.4 million, or 47.1%, compared to the prior year. Segment margin increased to 11.5% from 9.6% in the prior year due to increased volumes, favorable mix, improved operational efficiencies and benefits from prior restructuring programs; partially offset by increased material and logistics costs, most notably metals, and plant productivity shortfalls resulting from supply chain disruption, most notably from intermittent shortages of insulation foam materials throughout the year, and labor availability constraints, most significantly in our retail refrigeration business.

Reconciliation of Segment Earnings to Net Earnings

	Years Ended December 31,
(dollars in thousands)	2022	2021	2020
Net earnings:
Segment earnings:
Engineered Products	$346,519	$277,852	$265,143
Clean Energy & Fueling	352,993	327,186	290,233
Imaging & Identification	268,084	266,932	224,033
Pumps & Process Solutions	533,018	575,593	348,733
Climate & Sustainability Technologies	254,484	185,517	126,093
Total segment earnings	1,755,098	1,633,080	1,254,235
Purchase accounting expenses (1)	181,103	141,980	138,515
Restructuring and other costs (2)	38,990	38,436	51,472
Loss (gain) on dispositions (3)	194	(206,338)	(5,213)
Corporate expense / other (4)	135,280	156,298	119,361
Interest expense	116,456	106,319	111,937
Interest income	(4,430)	(4,441)	(3,571)
Earnings before provision for income taxes	1,287,505	1,400,826	841,734
Provision for income taxes	222,129	277,008	158,283
Net earnings	$1,065,376	$1,123,818	$683,451
(1) Purchase accounting expenses are primarily comprised of amortization of intangible assets and charges related to fair value step-ups for acquired inventory sold during the period.
(2) Restructuring and other costs relate to actions taken for headcount reductions, facility consolidations and site closures, exit costs, and other asset charges.
(3) Loss (gain) on dispositions includes working capital adjustments related to dispositions.
(4) Certain expenses are maintained at the corporate level and not allocated to the segments. These expenses include deal-related expenses, executive and functional compensation costs, non-service pension costs, non-operating insurance expenses, shared business services overhead costs and various administrative expenses relating to the corporate headquarters.

Restructuring and Other Costs (Benefits)

Restructuring and other costs (benefits) are not presented in our segment earnings because these costs are excluded from the segment operating performance measure reviewed by management. During the year ended December 31, 2022, restructuring charges of $30.5 million were primarily due to headcount reductions and facility consolidations resulting from restructuring programs initiated in 2021 and 2022, including non-cash foreign currency translation losses due to substantial liquidation of businesses. Other costs (benefits), net of $8.5 million, were primarily due to an asset impairment in our Engineered Products segment and write-off of assets in connection with an exit from certain Latin America countries in our Climate & Sustainability Technologies segment. These restructuring and other charges were recorded in cost of goods and services and selling, general and administrative expenses in the consolidated statement of earnings. Additional programs beyond the scope of the announced programs may be implemented during 2023 with related restructuring charges.

We recorded the following restructuring and other costs for the year ended December 31, 2022:

	Year Ended December 31, 2022
(dollars in thousands)	Engineered Products	Clean Energy & Fueling	Imaging & Identification	Pumps & Process Solutions	Climate & Sustainability Technologies	Corporate	Total
Restructuring	$3,194	$9,571	$4,702	$4,685	$6,007	$2,321	$30,480
Other costs (benefits), net	3,260	(13)	1,740	(2)	3,263	262	8,510
Restructuring and other costs	$6,454	$9,558	$6,442	$4,683	$9,270	$2,583	$38,990

During the year ended December 31, 2021, restructuring and other activities included restructuring charges of $26.7 million and other (benefits) costs of $11.7 million. Restructuring expense was incurred in response to demand conditions, asset charges related to a product line exit, as well as broad-based operational efficiency initiatives focusing on footprint consolidation and IT centralization. Other (benefits) costs were comprised primarily of $12.1 million other than temporary impairment charge related to an equity method investment and a $6.1 million write-off of assets in connection with an exit from certain Latin America countries in our Climate & Sustainability Technologies segment, offset by a $9.1 million payment received for previously incurred restructuring costs related to a product line exit ($7.3 million is classified within costs of goods and services and $1.8 million within selling, general and administrative expenses) within our Engineering Products segment and $3.3 million of gains on sales of assets as a result of restructuring actions in our Pumps & Process Solutions segment. These restructuring and other charges were recorded in cost of goods and services and selling, general and administrative expenses in the consolidated statement of earnings.

We recorded the following restructuring and other costs (benefits) for the year ended December 31, 2021:

	Year Ended December 31, 2021
(dollars in thousands)	Engineered Products	Clean Energy & Fueling	Imaging & Identification	Pumps & Process Solutions	Climate & Sustainability Technologies	Corporate	Total
Restructuring	$9,507	$3,609	$4,589	$1,911	$5,068	$2,021	$26,705
Other (benefits) costs, net	(8,702)	238	1,888	(2,347)	18,146	2,508	11,731
Restructuring and other costs (benefits)	$805	$3,847	$6,477	$(436)	$23,214	$4,529	$38,436

During the year ended December 31, 2020, restructuring and other activities included restructuring charges of $44.5 million and other costs of $7.0 million. Restructuring expense was comprised primarily of new actions executed in response to lower demand driven by COVID-19 as well as continuing broad-based selling, general and administrative expense reduction initiatives and broad-based operational efficiency initiatives focusing on footprint consolidation, and operational optimization and IT centralization. Other costs were comprised primarily of charges related to the restructuring actions and asset charges, principally due to a $3.6 million write off of assets, partially offset by a $1.7 million gain on sale of assets in our Climate & Sustainability Technologies segment. These restructuring and other charges were recorded in cost of goods and services and selling, general and administrative expenses in the consolidated statement of earnings.

We recorded the following restructuring and other costs for the year ended December 31, 2020:

	Year Ended December 31, 2020
(dollars in thousands)	Engineered Products	Clean Energy & Fueling	Imaging & Identification	Pumps & Process Solutions	Climate & Sustainability Technologies	Corporate	Total
Restructuring	$10,307	$6,681	$5,946	$13,374	$4,015	$4,145	$44,468
Other costs, net	1,223	22	81	62	2,460	3,156	7,004
Restructuring and other costs	$11,530	$6,703	$6,027	$13,436	$6,475	$7,301	$51,472

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

Purchase Accounting Expenses

Purchase accounting expenses primarily relate to amortization of acquired assets and charges related to fair value step-ups for acquired inventory sold during the period. These expenses are not presented in our segment earnings because they are excluded from the segment operating performance measure reviewed by management. These expenses reconcile to segment earnings as follows:

	Years Ended December 31,
(dollars in thousands)	2022	2021	2020
Purchase accounting expenses
Engineered Products	$20,617	$16,259	$15,446
Clean Energy & Fueling [1]	96,655	51,951	46,556
Imaging & Identification	22,179	23,308	24,533
Pumps & Process Solutions	22,332	29,166	30,021
Climate & Sustainability Technologies	19,320	21,296	21,959
Total	$181,103	$141,980	$138,515
[1] The increase of $44,704 in purchase accounting expenses for the year ended December 31, 2022 from the prior year is due to the acquisition of RegO and Acme Cryogenics in Q4 2021 and includes $18,995 in charges related to fair value step-ups for inventory.

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

Cash Flow Summary

The following table is derived from our consolidated statements of cash flows:

	Years Ended December 31,
Cash Flows from Operations (in thousands)	2022	2021	2020
Net cash flows provided by (used in):
Operating activities	$805,724	$1,115,865	$1,104,810
Investing activities	(540,924)	(992,753)	(481,379)
Financing activities	(260,265)	(249,880)	(506,290)

Operating Activities

Cash provided by operating activities for the year ended December 31, 2022 decreased compared to 2021. This decrease was primarily driven by higher investments in working capital to support business growth and higher compensation payouts. Additionally, estimated tax payments increased from 2021 to 2022, including a $43.5 million income tax payment in 2022 related to the gain on sale of Unified Brands in Q4 2021 and a $13.4 million tax payment in 2022 related to an internal reorganization.

Cash provided by operating activities for the year ended December 31, 2021 increased compared to 2020. This increase was primarily driven higher earnings net of non-cash adjustments and increases to accrued expenses, partially offset by our investment in working capital of $307.1 million.

Pension and Other Post-Retirement Activity: Total cash used in conjunction with pension plans during 2022 was $12.9 million, including contributions to our international pension plans and payments of benefits under our non-qualified supplemental pension plans.

The funded status of our U.S. qualified defined benefit pension plan is dependent upon many factors, including returns on invested assets, the level of market interest rates and the level of funding. We contribute cash to our plans at our discretion, subject to applicable regulations and minimum contribution requirements. Due to the overfunded status of this plan, the Company did not make contributions in 2022, 2021 or 2020 and does not expect to make contributions in the near term.

Our international pension plans are located in regions where often it is not economically advantageous to pre-fund the plans due to local regulations. Total cash payments, which include contributions and direct benefit payments to nonfunded plans, to ongoing international defined benefit pension plans in 2022, 2021 and 2020 totaled $9.1 million, $8.1 million and $7.3 million, respectively. In 2023, we expect to make cash payments of approximately $7.1 million related to our non-U.S. plans.

Our non-qualified supplemental pension plans are funded through Company assets as benefits are paid. In 2022, 2021 and 2020 a total of $3.8 million, $6.3 million, and $12.3 million in benefits were paid under these plans, respectively. See Note 17 — Employee Benefit Plans in the Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion regarding our post-retirement plans. In 2023, we expect to make cash payments of approximately $7.4 million to our non-qualified U.S. plans.

Adjusted Working Capital: We believe adjusted working capital (a non-GAAP measure calculated as accounts receivable, plus inventory, less accounts payable) provides a meaningful measure of liquidity by showing changes caused by operational results. The following table provides a calculation of adjusted working capital:

Adjusted Working Capital (dollars in thousands)	December 31, 2022	December 31, 2021
Accounts receivable	$1,516,871	$1,347,514
Inventories	1,366,608	1,191,095
Less: Accounts payable	1,068,144	1,073,568
Adjusted working capital	$1,815,335	$1,465,041

Adjusted working capital increased from December 31, 2021 by $350.3 million, or 23.9%, to $1.8 billion at December 31, 2022, which reflected an increase in accounts receivable of $169.4 million, an increase in inventory of $175.5 million and a decrease in accounts payable of $5.4 million. These amounts include the effects of acquisitions and foreign currency translation. Overall, working capital was higher in 2022 primarily due to increases in accounts receivable on timing of order shipments and higher balances of raw materials and components inventory. We carried elevated levels of working capital in 2022 due to high customer demand and to ensure supply of inputs due to supply chain dislocations. With supply chains improving in the second half of 2022, we began reducing inventory balances, and continue to focus on improving working capital management.

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

Outstanding payments related to SCF programs are recorded within accounts payable in our consolidated balance sheets. As of December 31, 2022 and 2021, amounts due to financial institutions for suppliers using SCF were approximately $156.3 million and $211.0 million, respectively. SCF related payments are classified as a reduction to cash flows from operations. Amounts paid to SCF financial institutions were approximately $882.5 million during the year ended December 31, 2022, $825.0 million during the year ended December 31, 2021, and $605.0 million during the year ended December 31, 2020.

Investing Activities

Cash flow from investing activities is derived from cash outflows for capital expenditures and acquisitions, partially offset by cash inflows from proceeds from the sale of businesses, and property, plant and equipment. The majority of the activity in investing activities was comprised of the following:

•Acquisitions: In 2022, we deployed $312.9 million, to acquire three businesses. In comparison, we acquired nine businesses in 2021 for an aggregate purchase price of approximately $1,112.1 million, excluding contingent consideration of up to $13.0 million. Total acquisition spend in 2020 was $335.8 million and was comprised of six businesses. See Note 3 — Acquisitions in the Consolidated Financial Statements in Item 8 of this Form 10-K for additional information with respect to recent acquisitions.

•Proceeds from sale of businesses: In 2022, we had one immaterial disposition. Cash proceeds of $275.0 million in 2021 was due to the sale of UB within the Climate & Sustainability Technologies segment and the sale of our RWB equity method investment within the Engineered Products segment. In 2020, we generated cash proceeds of $15.4 million due to the sale of AMS Chino.

•Capital spending: Capital expenditures, primarily to support growth initiatives, productivity and new product launches, were $221.0 million in 2022, $171.5 million in 2021 and $165.7 million in 2020. Our capital expenditures increased $49.5 million and $5.8 million in 2022 and 2021, respectively, in line with our plan to support growth capacity, digitization, innovation, and productivity.

We anticipate that capital expenditures and any additional acquisitions we make in 2023 will be funded from available cash and internally generated funds and, if necessary, through the issuance of commercial paper, or by accessing the public debt or equity markets. We estimate capital expenditures in 2023 to range from $185.0 million to $195.0 million.

Financing Activities

Our cash flow from financing activities generally relates to the use of cash for purchases of our common stock and payment of dividends, offset by net borrowing activity. The majority of financing activity was attributed to the following:

•Repurchase of common stock, including accelerated share repurchase program: During 2022, the Company received a total of 3,892,295 shares upon completion of the accelerated share repurchase agreement (the "ASR Agreement") for $500 million. The total number of shares ultimately repurchased under the ASR Agreement was based on the volume-weighted average share price of Dover's common stock during the calculation period of the ASR Agreement, less a discount, which was $128.46 over the term of the ASR Agreement. During the year ended December 31, 2022, we repurchased, exclusive of the ASR Agreement, 641,428 shares of common stock at a total cost of $85 million. During the year ended December 31, 2021, we repurchased 182,951 shares of common stock at a total cost of $21.6 million. During the year ended December 31, 2020, we repurchased 979,165 shares of common stock at a total cost of $106.3 million.

•Commercial paper and other short-term borrowings, net: During 2022, we received net proceeds of $629.9 million from commercial paper and other short-term borrowings, primarily used to fund our accelerated share repurchase transaction and to fund a portion of our acquisitions. During 2021, we received net proceeds of $105.0 million from commercial paper borrowings to fund a portion of our acquisitions. During 2020, we used $84.7 million to pay off commercial paper borrowings.

•Dividend payments: Total dividend payments to common shareholders were $287.6 million in 2022, $286.9 million in 2021 and $284.3 million in 2020. Our dividends paid per common share increased 1% to $2.01 per share in 2022 compared to $1.99 per share in 2021, which represents the 67th consecutive year that our dividend per share has increased. The number of common shares outstanding decreased from 2021 to 2022 as share repurchases exceeded share issuances.

•Payments to settle employee tax obligations: Payments to settle tax obligations on share exercises were $14.6 million, $41.9 million and $28.5 million in 2022, 2021 and 2020, respectively. The decrease from 2021 to 2022 is primarily due to the decrease in the number of shares exercised and a decrease in the average stock price compared to the prior year.

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

The following table reconciles our free cash flow to cash flow provided by operating activities:

	Years Ended December 31,
Free Cash Flow (dollars in thousands)	2022	2021	2020
Cash flow provided by operating activities	$805,724	$1,115,865	$1,104,810
Less: Capital expenditures	(220,962)	(171,465)	(165,692)
Free cash flow	$584,762	$944,400	$939,118
Cash flow from operating activities as a percentage of revenue	9.5%	14.1%	16.5%
Cash flow from operating activities as a percentage of net earnings	75.6%	99.3%	161.7%
Free cash flow as a percentage of revenue	6.9%	11.9%	14.1%
Free cash flow as a percentage of net earnings	54.9%	84.0%	137.4%

For 2022, we generated free cash flow of $584.8 million, representing 6.9% of revenue and 54.9% of net earnings. Free cash flow in 2021 was $944.4 million, or 11.9% of revenue and 84.0% of earnings. Free cash flow in 2020 was $939.1 million, or 14.1% of revenue and 137.4% of earnings. Free cash flow decreased from 2021 to 2022 due to lower operating cash flow and increased capital expenditures compared to the prior year. The decrease in operating cash flow was primarily a result of investments in working capital to support business growth and higher compensation payouts compared to the prior year. Additionally, the year ended December 31, 2022 includes a $43.5 million income tax payment related to the gain on sale of Unified Brands in the fourth quarter of 2021 and a $13.4 million tax payment in 2022 related to an internal reorganization. The 2021 increase in free cash flow compared to 2020 reflects higher cash flow provided by operations, partially offset by higher investments in capital expenditures compared to the prior year.

Capitalization

We use commercial paper borrowings for general corporate purposes, including the funding of acquisitions and the repurchase of our common stock. As of December 31, 2022, we maintained a $1 billion five-year unsecured revolving credit facility (the "Credit Agreement") with a syndicate of banks, which expires on October 4, 2024. This facility is used primarily as liquidity back-up for Dover's commercial paper program and for general corporate purposes.

The Company may elect to have loans under the Credit Agreement which bear interest at a base rate plus a specified applicable margin. Under this facility, we are required to pay a facility fee and to maintain an interest coverage ratio of consolidated EBITDA to consolidated net interest expense of not less than 3.0 to 1. We were in compliance with this covenant and our other long-term debt covenants at December 31, 2022 and had a coverage ratio of 15.3 to 1. We are not aware of any potential impairment to our liquidity and expect to remain in compliance with all of our debt covenants. Additionally, our earliest material long-term debt maturity is in 2025.

We also have a current shelf registration statement filed with the SEC that allows for the issuance of additional debt securities that may be utilized in one or more offerings on terms to be determined at the time of the offering. Net proceeds of any offering would be used for general corporate purposes, including repayment of existing indebtedness, capital expenditures and acquisitions.

At December 31, 2022, our cash and cash equivalents totaled $380.9 million, of which approximately $261.4 million was held outside the United States. At December 31, 2021, our cash and cash equivalents totaled $385.5 million, of which $257.5 million was held outside the United States. Cash and cash equivalents are held primarily in bank deposits with highly rated banks. We regularly hold cash in excess of near-term requirements in bank deposits or invest the funds in government money market instruments or short-term investments, which consist of investment grade time deposits with original maturity dates at the time of purchase of no greater than three months.

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

Net Debt to Net Capitalization Ratio (dollars in thousands)	December 31, 2022	December 31, 2021	December 31, 2020
Other	$836	$702	$—
Commercial paper	734,936	105,000	—
Total short-term borrowings	735,772	105,702	—
Long-term debt	2,942,513	3,018,714	3,108,829
Total debt	3,678,285	3,124,416	3,108,829
Less: Cash and cash equivalents	(380,868)	(385,504)	(513,075)
Net debt	3,297,417	2,738,912	2,595,754
Add: Stockholders' equity	4,286,366	4,189,528	3,385,773
Net capitalization	$7,583,783	$6,928,440	$5,981,527
Net debt to net capitalization	43.5%	39.5%	43.4%

Our net debt to net capitalization ratio increased to 43.5% at December 31, 2022 compared to 39.5% at December 31, 2021. Net debt increased $558.5 million primarily due to an increase in commercial paper borrowings used to fund our accelerated share repurchase transaction and a portion of our acquisitions during the year. Stockholders' equity increased for the period as a result of current earnings of $1,065.4 million, offset by $287.6 million of dividends paid, $585.0 million in share repurchases and a loss in accumulated other comprehensive income of $112.2 million, primarily due to the unfavorable impact of foreign currency fluctuations.

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

Our ability to obtain debt financing at comparable risk-based interest rates is partly a function of our existing cash flow-to-debt and debt-to-capitalization levels as well as our current credit standing. Set forth below are our credit ratings, as of December 31, 2022, which were independently developed by the respective credit agencies. The Moody's rating and outlook were issued in December 2018, and the Standard & Poor's rating was issued in December 2017 and the outlook was most recently revised in May 2021. The ratings and outlooks from both agencies were affirmed in 2022.

	Short-Term Rating	Long-Term Rating	Outlook
Moody's	P-2	Baa1	Stable
Standard & Poor's	A-2	BBB+	Stable

As of December 31, 2022, we had approximately $180.3 million outstanding in letters of credit, surety bonds, and performance and other guarantees with financial institutions, which primarily expire on various dates through 2029. These letters of credit and bonds are primarily issued as security for insurance, warranty and other performance obligations. In general, we would only be liable for the amount of these guarantees in the event of default in the performance of our obligations, the probability of which we believe is remote.

Our estimate of future interest payments on long-term debt is $1,038.0 million based on the interest rates in effect as of December 31, 2022.

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

Financial Instruments and Risk Management

The diverse nature of our businesses' activities necessitates the management of various financial and market risks, including those related to changes in interest rates, foreign currency exchange rates and commodity prices. We periodically use derivative financial instruments to manage some of these risks. We do not hold or issue derivative instruments for trading or speculative purposes. We are exposed to credit loss in the event of nonperformance by counterparties to our financial instrument contracts; however, nonperformance by these counterparties is considered unlikely as our policy is to contract with highly-rated, diversified counterparties.

Interest Rate Exposure

As of December 31, 2022, and for the years ended December 31, 2022, 2021, and 2020, we did not have any open interest rate swap contracts; however, we may in the future enter into interest rate swap agreements to manage our exposure to interest rate changes. We issue commercial paper, which exposes us to changes in variable interest rates; however, maturities are typically three months or less so a change in rates over this period would not have a material impact on our pre-tax earnings.

We consider our current risk related to market fluctuations in interest rates to be minimal since our debt is largely long-term and fixed in nature. Generally, the fair market value of fixed-interest rate debt will increase as interest rates fall and decrease as interest rates rise. A 100 basis point increase in market interest rates would decrease the 2022 year-end fair value of our long-term debt by approximately $165.0 million. However, since we have no plans to repurchase our outstanding fixed-rate instruments before their maturities, the impact of market interest rate fluctuations on our long-term debt does not affect our results of operations or financial position.

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

Additionally, we have designated the €600 million and €500 million of euro-denominated notes issued November 9, 2016 and November 4, 2019, respectively, as a hedge of our net investment in euro-denominated operations. Due to the high degree of effectiveness between the hedging instruments and the exposure being hedged, fluctuations in the value of the euro-denominated debt due to exchange rate changes are offset by changes in the net investment. Accordingly, changes in the value of the euro-denominated debt are recognized in the cumulative translation adjustment section of other comprehensive income to offset changes in the value of the net investment in euro-denominated operations. Due to the fluctuations of the euro relative to the U.S. dollar, the U.S. dollar equivalent of this debt increases or decreases, resulting in the recognition of a pre-tax gain of $80.3 million, $94.0 million and loss of $119.3 million in other comprehensive income for the years ended December 31, 2022, 2021, and 2020 respectively.

Commodity Price Exposure

Some of our businesses are exposed to volatility in the prices of certain commodities, such as aluminum, steel, copper and various precious metals, among others. Our primary exposure to commodity pricing volatility relates to the use of these materials in purchased component parts or the purchase of raw materials. Markets for multiple raw materials saw significant cost increases throughout 2021 and into 2022, which we partially offset through price increases and other levers. In some cases, we maintain longer-term index based contracts on raw materials and component parts and centrally drive an ongoing effort to minimize risk proactively. However, we are prone to exposure as these contracts expire.

Critical Accounting Estimates

Revenue Recognition

Description
The majority of our revenue is generated through the manufacture and sale of a broad range of specialized products and components, with revenue recognized upon transfer of title and risk of loss, which is generally upon shipment. In limited cases, our revenue arrangements with customers require delivery, installation, testing, certification, or other promises to deliver goods or services that may impact the timing or pattern of revenue recognized. The remainder of our revenue is recognized over time, which is primarily related to services performed and specialized goods manufactured.

Judgments and uncertainties involved in the estimate
A significant level of judgment is involved in the identification of performance obligations for contracts with multiple-element arrangements and the allocation of the transaction price based on the relative stand-alone selling price. The identification requires judgment to identify all distinct goods or services and also the appropriate timing of revenue recognition for each distinct good or service based on the transfer of control to the customer. We estimate the relative stand-alone selling price for performance obligations if not directly observable. A significant level of judgment is also involved in the selection of the appropriate method to recognize revenue over time.

Effect if actual results differ from assumptions
To the extent the judgments and estimates used or the method selected to recognize revenue over time differ or change in a future period, a change to revenue and the related assets and liabilities could impact our financial position or results of operations. The judgments, estimates, and methods used have been applied consistently over the last three fiscal years.

Valuation of Acquired Intangible Assets

Description
Intangible assets represent a significant portion of our consolidated balance sheet as a result of current and past acquisitions. Intangible assets primarily include customer intangibles, trademarks, unpatented technologies, and patents. The fair value of acquired intangible assets is determined using widely accepted valuation techniques, and the Company may engage third-party appraisal firms to assist with the determination of fair values of significant intangible assets. The valuation of intangible assets is performed at the time of acquisition and may change during the acquisition measurement period until the valuation is finalized. The fair value of finite-lived intangible assets is subsequently amortized over the estimated useful life.

Judgments and uncertainties involved in the estimate
The significant assumptions used in the valuation of customer intangibles include future cash flows, customer attrition rate, and discount rate. The significant assumptions for the valuation of trademarks include future revenues, royalty rate, and discount rate. The significant assumptions for the valuation of unpatented technologies and patents include future revenues, obsolescence rate, royalty rate, and discount rate. The assumptions and estimates used in the valuation of these intangible assets are based on several factors, including historical experience with similar businesses and industries and information obtained from operating company management.

Effect if actual results differ from assumptions
While we believe the assumptions used in our valuation of intangible assets are reasonable and representative of expected results, actual results may differ from these assumptions. While the assumptions used for each acquisition are dependent on the acquired company, the assumptions have been applied using a consistent methodology over the last three fiscal years.

Goodwill Impairment

Description
Goodwill is the difference between the consideration transferred and the fair value of net assets acquired. Goodwill is tested for impairment on an annual basis during the fourth quarter, or more frequently when indicators of impairment exist, or when a change in the composition of reporting units for goodwill occurs for other reasons, such as a disposition or a change in segments. The impairment test involves a comparison of the fair value of each reporting unit with its carrying value. Fair value reflects the price a potential market participant would be willing to pay for the reporting unit in an arms-length transaction.

Judgments and uncertainties involved in the estimate
The significant assumptions in the fair value analysis of goodwill are the estimated future cash flows and the discount rate. The determination of future cash flows involves significant judgment and is primarily driven by forecasted revenue growth rates and EBITDA margins for the reporting unit. These assumptions are developed based on the reporting unit’s expected future performance, which considers historical performance. We use a discount rate commensurate with the inherent risks in our internally developed forecasts of future cash flows. The discount rate may also fluctuate due to market conditions such as rising interest rates.

Effect if actual results differ from assumptions
While we believe the assumptions used in our annual impairment analysis are reasonable and representative of expected results and reflective of a market participant, actual results may differ from these assumptions. The methodology used for the goodwill impairment test has remained consistent over the last three fiscal years.

Valuation of Pension Benefit Obligation

Description
The pension benefit obligation is actuarially determined in accordance with GAAP and is impacted by assumptions used to estimate the obligation, namely the discount rate. Annually, we review the actuarial assumptions used and compare the assumptions to third-party benchmarks to ensure that the selected assumptions accurately account for our future pension benefit obligations.

Judgments and uncertainties involved in the estimate
Our discount rate assumptions are determined by developing a yield curve based on high quality corporate bonds with maturities matching the plans’ expected benefit payment streams. The plans’ expected cash flows are then discounted by the resulting year-by-year spot rates. The 2022 weighted-average discount rate used to measure our pension benefit obligations ranged from 3.57% to 5.55%, a general increase from the 2021 rates, which ranged from 1.18% to 2.95%, due to increased market interest rates over this period.

Effect if actual results differ from assumptions
A 25-basis point decrease in the discount rates used for these plans would have increased pension benefit obligations by approximately $15.6 million from the amount recorded at December 31, 2022. The methodology used for the valuation of the pension benefit obligation has remained consistent over the last three fiscal years.

Recoverability of Deferred Income Tax Assets and Unrecognized Tax Benefits

Description
We operate in and are subject to income taxes in various jurisdictions and are subject to ongoing audits by federal, state, and non-U.S. tax authorities. Significant judgment is required in determining the realizability of deferred tax assets and evaluating unrecognized tax benefits.

We have significant amounts of deferred tax assets that are evaluated for recoverability and valued accordingly. Management evaluates the realizability of deferred income tax assets for each jurisdiction in which the Company operates. We record valuation allowances to reduce the carrying value of deferred tax assets to amounts that we expect are more likely than not to be realized.

The provision for unrecognized tax benefits provides a recognition threshold and measurement attribute for determining the financial statement tax benefits taken or expected to be taken in a tax return and disclosure requirements regarding uncertainties in income tax positions. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

Judgments and uncertainties involved in the estimate
In assessing the adequacy of a recorded valuation allowance, we consider all positive and negative evidence, including the scheduled reversal of deferred tax liabilities, historical and projected future taxable income, and tax planning strategies. Additionally, significant judgment is required in the identification and measurement of unrecognized tax benefits. Our liability for unrecognized tax benefits contains uncertainties because management is required to make assumptions and to apply judgment to estimate the exposures associated with our various filing positions.

Effect if actual results differ from assumptions
Although we believe that our judgments and estimates are reasonable, actual results could differ and result in additional tax expense or benefit. If we determine a valuation allowance should be recognized to reduce the carrying value of a deferred tax asset or a liability for an unrecognized tax benefit needs to be recorded, the adjustment would result in a change to tax expense in the period such determination is made. We have not made any material changes in the process we use to assess valuation allowances and unrecognized tax benefits over the last three fiscal years.

Contingencies

Description
Liabilities are established for environmental and legal contingencies at both the business and corporate levels. A significant amount of judgment and the use of estimates are required to quantify our ultimate exposure in these matters.

Judgments and uncertainties involved in the estimate
The valuation of liabilities for these contingencies is reviewed on a quarterly basis to ensure that we have accrued the proper level of expense. The liability balances are adjusted to account for changes in circumstances for ongoing issues and the establishment of additional liabilities for emerging issues. Estimates used in the valuations include the probable outcome of such proceedings, the costs and expenses reasonably expected to be incurred and currently accrued to-date and consider the availability and extent of insurance coverage. Such liability balances contain uncertainties due to new developments regarding the facts and circumstances of each proceeding, changes in applicable laws and regulations, and other future events and decisions by third parties that may impact the ultimate resolution of a proceeding.

Effect if actual results differ from assumptions
Although we believe that the amount accrued to-date is adequate, future changes in circumstances could impact these determinations, and we may be exposed to a material loss. For example, to the extent we prevail in matters for which a liability has been established or are required to pay amounts in excess of our established liability, our contingent liability in a given financial statement period could be materially affected. However, the Company does not believe that it is currently involved in any legal proceedings which, individually or in the aggregate, could have a material effect on its financial position, results of operations, or cash flows.

Recent Accounting Standards

See Note 1 — Description of Business and Summary of Significant Accounting Policies in the Consolidated Financial Statements in Item 8 of this Form 10-K for a discussion of recent accounting pronouncements and recently adopted accounting standards.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

Page
58	Management's Report on Internal Control Over Financial Reporting
59	Report of Independent Registered Public Accounting Firm (PCAOB ID 238)
61	Consolidated Statements of Earnings
62	Consolidated Statements of Comprehensive Earnings
63	Consolidated Balance Sheets
64	Consolidated Statements of Stockholders' Equity
65	Consolidated Statements of Cash Flows
66	Notes to Consolidated Financial Statements
66	Note 1 - Description of Business and Summary of Significant Accounting Policies
70	Note 2 - Revenue
73	Note 3 - Acquisitions
78	Note 4 - Dispositions
79	Note 5 - Inventories, net
79	Note 6 - Property, Plant and Equipment, net
79	Note 7 - Leases
81	Note 8 - Credit Losses
82	Note 9 - Goodwill and Other Intangible Assets
83	Note 10 - Accrued Expenses and Other Liabilities
84	Note 11 - Restructuring Activities
86	Note 12 - Borrowings
87	Note 13 - Financial Instruments
89	Note 14 - Income Taxes
92	Note 15 - Equity and Cash Incentive Program
95	Note 16 - Commitments and Contingent Liabilities
96	Note 17 - Employee Benefit Plans
102	Note 18 - Accumulated Other Comprehensive Earnings (Loss)
103	Note 19 - Segment Information
106	Note 20 - Earnings per Share
106	Note 21 - Shareholder's Equity
107	Financial Statement Schedule - Schedule II, Valuation and Qualifying Accounts for the Years Ended December 31, 2022, 2021, and 2020

 (All other schedules are not required and have been omitted)

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2022. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013).

Based on its assessment under the criteria set forth in Internal Control — Integrated Framework (2013), management concluded that, as of December 31, 2022, the Company's internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Dover Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Dover Corporation and its subsidiaries (the "Company") as of December 31, 2022 and 2021, and the related consolidated statements of earnings, of comprehensive earnings, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Goodwill Impairment Test

As described in Notes 1 and 9 to the consolidated financial statements, the Company’s consolidated goodwill balance was $4.669 billion as of December 31, 2022. Management performs its goodwill impairment test annually in the fourth quarter, or more frequently if events or circumstances indicate that the carrying value of goodwill may be impaired, when some portion but not all of a reporting unit is disposed of or classified as held for sale, or when a change in the composition of reporting units occurs for other reasons. When performing the impairment test, management estimates the fair value of each reporting unit using the income-based valuation method, which involves significant judgment. Under the income-based valuation method, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. Management uses internal forecasts to estimate future cash flows, which are based on historical performance and future estimated results.

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
February 10, 2023

We have served as the Company's auditor since 1995.

DOVER CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share amounts)

	Years Ended December 31,
	2022	2021	2020
Revenue	$8,508,088	$7,907,081	$6,683,760
Cost of goods and services	5,444,532	4,937,295	4,209,741
Gross profit	3,063,556	2,969,786	2,474,019
Selling, general and administrative expenses	1,684,226	1,688,278	1,541,032
Operating earnings	1,379,330	1,281,508	932,987
Interest expense	116,456	106,319	111,937
Interest income	(4,430)	(4,441)	(3,571)
Gain on dispositions	—	(206,338)	(5,213)
Other income, net	(20,201)	(14,858)	(11,900)
Earnings before provision for income taxes	1,287,505	1,400,826	841,734
Provision for income taxes	222,129	277,008	158,283
Net earnings	$1,065,376	$1,123,818	$683,451

Net earnings per share:
Basic	$7.47	$7.81	$4.74
Diluted	$7.42	$7.74	$4.70

Weighted average shares outstanding:
Basic	142,681	143,923	144,050
Diluted	143,595	145,273	145,393

See Notes to Consolidated Financial Statements

DOVER CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands)

	Years Ended December 31,
	2022	2021	2020
Net earnings	$1,065,376	$1,123,818	$683,451
Other comprehensive earnings (loss), net of tax
Foreign currency translation adjustments:
Foreign currency translation (losses) gains	(119,010)	(39,819)	55,450
Reclassification of foreign currency translation losses to earnings	5,915	—	—
Total foreign currency translation adjustments (net of $(17,824), $(20,976) and $26,957 tax (provision) benefit, respectively)	(113,095)	(39,819)	55,450
Pension and other postretirement benefit plans:
Actuarial (losses) gains	(2,658)	26,960	705
Prior service credit (cost)	1,370	(1,433)	828
Amortization of actuarial losses included in net periodic pension cost	1,903	9,451	6,695
Amortization of prior service costs included in net periodic pension cost	888	1,023	1,153
Settlement and curtailment impact	3,688	1,167	18
Total pension and other postretirement benefit plans (net of $(2,230), $(9,868) and $(3,197) tax provision, respectively)	5,191	37,168	9,399
Changes in fair value of cash flow hedges:
Unrealized net (losses) gains	(535)	6,724	(1,445)
Net gains reclassified into earnings	(3,732)	(4,871)	(632)
Total cash flow hedges (net of $1,217, $(532) and $607 tax benefit (provision), respectively)	(4,267)	1,853	(2,077)
Other comprehensive (loss) earnings, net of tax	(112,171)	(798)	62,772
Comprehensive earnings	$953,205	$1,123,020	$746,223
See Notes to Consolidated Financial Statements

DOVER CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$380,868	$385,504
Receivables, net	1,516,871	1,347,514
Inventories, net	1,366,608	1,191,095
Prepaid and other current assets	159,118	137,596
Total current assets	3,423,465	3,061,709
Property, plant and equipment, net	1,004,825	957,310
Goodwill	4,669,494	4,558,822
Intangible assets, net	1,333,735	1,359,522
Other assets and deferred charges	465,000	466,264
Total assets	$10,896,519	$10,403,627

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$735,772	$105,702
Accounts payable	1,068,144	1,073,568
Accrued compensation and employee benefits	269,785	302,978
Deferred revenue	256,933	227,549
Accrued insurance	92,876	101,448
Other accrued expenses	318,337	347,097
Federal and other income taxes	31,427	91,999
Total current liabilities	2,773,274	2,250,341
Long-term debt	2,942,513	3,018,714
Deferred income taxes	375,150	364,117
Noncurrent income tax payable	44,313	48,385
Other liabilities	474,903	532,542
Stockholders' equity:
Preferred stock - $100 par value; 100,000 shares authorized; none issued	—	—
Common stock - $1 par value; 500,000,000 shares authorized; 259,643,756 and 259,457,233 shares issued at December 31, 2022 and 2021	259,644	259,457
Additional paid-in capital	867,560	857,636
Retained earnings	10,223,070	9,445,245
Accumulated other comprehensive loss	(266,223)	(154,052)
Treasury stock, at cost: 119,945,271 and 115,411,548 shares at December 31, 2022 and 2021	(6,797,685)	(6,218,758)
Total stockholders' equity	4,286,366	4,189,528
Total liabilities and stockholders' equity	$10,896,519	$10,403,627

See Notes to Consolidated Financial Statements

DOVER CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except per share amounts)

	Common Stock $1 Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Loss)	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2019	$258,552	$869,719	$8,211,257	$(216,026)	$(6,090,842)	$3,032,660
Adoption of ASU No. 2016-13- CECL	—	—	(2,112)	—	—	(2,112)
Net earnings	—	—	683,451	—	—	683,451
Dividends paid ($1.97 per share)	—	—	(284,312)	—	—	(284,312)
Common stock issued for the exercise of share-based awards	430	(28,906)	—	—	—	(28,476)
Stock-based compensation expense	—	25,026	—	—	—	25,026
Common stock acquired	—	—	—	—	(106,279)	(106,279)
Other comprehensive earnings, net of tax	—	—	—	62,772	—	62,772
Other	—	3,043	—	—	—	3,043
Balance at December 31, 2020	258,982	868,882	8,608,284	(153,254)	(6,197,121)	3,385,773
Net earnings	—	—	1,123,818	—	—	1,123,818
Dividends paid ($1.99 per share)	—	—	(286,896)	—	—	(286,896)
Common stock issued for the exercise of share-based awards	475	(42,399)	—	—	—	(41,924)
Stock-based compensation expense	—	31,111	—	—	—	31,111
Common stock acquired	—	—	—	—	(21,637)	(21,637)
Other comprehensive loss, net of tax	—	—	—	(798)	—	(798)
Other	—	42	39	—	—	81
Balance at December 31, 2021	259,457	857,636	9,445,245	(154,052)	(6,218,758)	4,189,528
Net earnings	—	—	1,065,376	—	—	1,065,376
Dividends paid ($2.01 per share)	—	—	(287,551)	—	—	(287,551)
Common stock issued for the exercise of share-based awards	187	(14,824)	—	—	—	(14,637)
Stock-based compensation expense	—	30,821	—	—	—	30,821
Common stock acquired, including accelerated share repurchase program	—	(6,073)	—	—	(578,927)	(585,000)
Other comprehensive loss, net of tax	—	—	—	(112,171)	—	(112,171)
Balance at December 31, 2022	$259,644	$867,560	$10,223,070	$(266,223)	$(6,797,685)	$4,286,366
See Notes to Consolidated Financial Statements

DOVER CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2022	2021	2020
Operating Activities:
Net earnings	$1,065,376	$1,123,818	$683,451
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	307,538	290,123	279,051
Stock-based compensation	30,821	31,111	25,026
Gain on dispositions	—	(206,338)	(5,213)
Provision for losses on accounts receivable (net of recoveries)	5,552	5,053	11,171
Deferred income taxes	(28,138)	(48,322)	(25,643)
Employee benefit plan expense	3,096	11,897	7,205
Other, net	(18,218)	(7,368)	(6,593)
Cash effect of changes in assets and liabilities (excluding effects of acquisitions, dispositions and foreign exchange):
Accounts receivable	(209,021)	(201,540)	122,407
Inventories	(199,033)	(297,623)	10,519
Prepaid expenses and other assets	(3,494)	(14,303)	(17,915)
Accounts payable	15,422	229,334	(95,636)
Accrued compensation and employee benefits	(34,803)	65,482	12,277
Accrued expenses and other liabilities	(54,067)	60,734	129,916
Accrued taxes	(62,417)	88,190	(5,412)
Contributions to employee benefit plans	(12,890)	(14,383)	(19,801)
Net cash provided by operating activities	805,724	1,115,865	1,104,810
Investing Activities:
Additions to property, plant and equipment	(220,962)	(171,465)	(165,692)
Acquisitions (net of cash and cash equivalents acquired)	(312,855)	(1,112,075)	(335,786)
Proceeds from sale of property, plant and equipment	6,061	7,070	7,207
Proceeds from dispositions	—	274,982	15,400
Other	(13,168)	8,735	(2,508)
Net cash used in investing activities	(540,924)	(992,753)	(481,379)
Financing Activities:
Change in commercial paper and other short-term borrowings, net	629,891	105,000	(84,700)
Dividends to stockholders	(287,551)	(286,896)	(284,312)
Repurchase of common stock, including accelerated share repurchase program	(585,000)	(21,637)	(106,279)
Payments to settle employee tax obligations on exercise of share-based awards	(14,637)	(41,924)	(28,476)
Other	(2,968)	(4,423)	(2,523)
Net cash used in financing activities	(260,265)	(249,880)	(506,290)
Effect of exchange rate changes on cash and cash equivalents	(9,171)	(803)	(1,319)
Net (decrease) increase in cash and cash equivalents	(4,636)	(127,571)	115,822
Cash and cash equivalents at beginning of year	385,504	513,075	397,253
Cash and cash equivalents at end of year	$380,868	$385,504	$513,075
Supplemental information - cash paid during the year for:
Income taxes	$354,468	$233,631	$199,657
Interest	112,469	102,139	108,119

See Notes to Consolidated Financial Statements

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

1. Description of Business and Summary of Significant Accounting Policies

Description of Business

Dover Corporation ("Dover" or "Company") is a diversified global manufacturer and solutions provider delivering innovative equipment and components, consumable supplies, aftermarket parts, software and digital solutions and support services. The Company's businesses are based primarily in the United States and Europe with manufacturing and other operations throughout the world. The Company operates through five business segments that are structured around similar business models, go-to market strategies and manufacturing practices: Engineered Products, Clean Energy & Fueling, Imaging & Identification, Pumps & Process Solutions and Climate & Sustainability Technologies. For additional information on the Company's segments, see Note 19 — Segment Information.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The results of operations of acquired businesses are included from the dates of acquisitions.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying disclosures. These estimates may be adjusted due to changes in future economic, industry, or customer financial conditions, as well as changes in technology or demand. Estimates are used for, but not limited to, allowances for doubtful accounts receivable, net realizable value of inventories, restructuring reserves, warranty reserves, pension and post-retirement plans, stock-based compensation, useful lives for depreciation and amortization of long-lived assets including finite-lived intangibles, future cash flows associated with impairment testing for goodwill, indefinite-lived intangible assets and other long-lived assets, deferred tax assets, unrecognized tax benefits and contingencies. Actual results may ultimately differ from these estimates, although management does not believe such differences would materially affect the consolidated financial statements in any individual year. Estimates and assumptions are periodically reviewed and the effects of changes in these estimates and assumptions are reflected in the Consolidated Financial Statements in the period that they are determined.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits and short-term investments, which are highly liquid in nature and have original maturities at the time of purchase of three months or less. The carrying value of cash and cash equivalents approximates fair value.

Accounts Receivable and Allowance for Credit Losses

Accounts receivable are recorded at face amounts less an allowance for credit losses. The allowance is an estimate based on historical collection experience, current and future economic and market conditions and a review of the current status of each customer's trade accounts receivable. Management evaluates the aging of the accounts receivable balances and the financial condition of its customers and all other forward-looking information that is reasonably available to estimate the amount of accounts receivable that may not be collected in the future and records the appropriate provision. See Note 8 — Credit Losses for additional information.

Inventories

Inventories are stated at the lower of cost, determined on the first-in, first-out (FIFO) basis, or net realizable value. An immaterial portion of domestic inventories is stated at cost, determined on the last-in, first-out (LIFO) basis, which is less than net realizable value.

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

The Company performs its goodwill impairment test annually in the fourth quarter at the reporting unit level. A quantitative test is used to determine existence of goodwill impairment and the amount of the impairment loss at the reporting unit level. The quantitative test compares the fair value of a reporting unit with its carrying amount, including goodwill. The Company uses an income-based valuation method, determining the present value of estimated future cash flows, to estimate the fair value of a reporting unit. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. Factors used in the impairment analysis require significant judgment, and actual results may differ from assumed and estimated amounts. The Company uses its own market assumptions including internal projections of future cash flows, discount rates and other assumptions considered reasonable in the analysis and reflective of market participant assumptions. These forecasts are based on historical performance and future estimated results. The discount rates utilized are based on a capital asset pricing model and published relevant industry rates, which take into consideration the risks and uncertainties inherent to the reporting units and in the internally developed forecasts. See Note 9 — Goodwill and Other Intangible Assets for further discussion of the Company's annual goodwill impairment test and results. No impairment of goodwill was required for the years ended December 31, 2022, 2021, or 2020.

The Company uses an income-based valuation method to annually test its indefinite-lived intangible assets for impairment. The fair value of the intangible asset is compared to its carrying value. This method uses the Company's own market assumptions, which are considered reasonable. Any excess of carrying value over the estimated fair value is recognized as an impairment loss. No impairment of indefinite-lived intangible assets was required for the years ended December 31, 2022, 2021, or 2020.

Other intangible assets with determinable lives primarily consist of customer intangibles, unpatented technologies, patents and trademarks. The other intangible assets are amortized over their estimated useful lives, ranging from 5 to 20 years.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Long-lived assets (including definite-lived intangible assets) are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, such as a significant sustained change in the business climate. If an indicator of impairment exists for any grouping of assets, an estimate of undiscounted future cash flows is prepared and compared to its carrying value. If an asset group is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset group over its fair value, as determined by an estimate of discounted future cash flows.

Leases

The Company determines if an arrangement is a lease at inception of a contract. The Company has operating and finance leases for corporate offices, manufacturing plants, research and development facilities, shared services facilities, vehicle fleets and certain office and manufacturing equipment. Operating lease right-of-use ("ROU") assets are included in other assets and deferred charges and operating lease liabilities are included in other accrued expenses and other liabilities in the consolidated balance sheet. Finance lease ROU assets are included in property, plant and equipment, and the related lease liabilities are included in other accrued expenses and other liabilities in the consolidated balance sheet. Leases with an initial term of 12 months or less are not recorded in the balance sheet.

The Company accounts for each separate lease component of a contract and its associated non-lease components as a single lease component, thus causing all fixed payments to be capitalized. Variable lease payment amounts that cannot be determined at the commencement of the lease, such as increases in lease payments based on changes in index rates or usage, are not included in the ROU assets or lease liabilities. These are expensed as incurred and recorded as variable lease expense.

ROU assets represent the Company's right to use an underlying asset during the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date based on the net present value of fixed lease payments over the lease term. The lease term includes options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. ROU assets also include any advance lease payments made and exclude lease incentives. As most of the Company's operating leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Finance lease agreements include an interest rate that is used to determine the present value of future lease payments. Fixed operating lease expense and finance lease depreciation expense are recognized on a straight-line basis over the lease term.

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

Foreign Currency

Assets and liabilities of non-U.S. subsidiaries, where the functional currency is not the U.S. dollar, have been translated at year-end exchange rates and profit and loss accounts have been translated using weighted-average monthly exchange rates. Foreign currency translation gains and losses are included in the consolidated statements of comprehensive earnings as a component of other comprehensive earnings (loss). Assets and liabilities of an entity that are denominated in currencies other than an entity's functional currency are re-measured into the functional currency using end of period exchange rates, where applicable to certain balances. Gains and losses related to these re-measurements are recorded within the consolidated statements of earnings as a component of other income, net. Gains and losses arising from intercompany foreign currency transactions that are of a long-term investment in nature are reported in the same manner as translation adjustments.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
Revenue Recognition

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

Stock-Based Compensation

The principal awards issued under the Company's stock-based compensation plans include non-qualified stock appreciation rights ("SARs"), restricted stock units ("RSUs") and performance share awards ("PSAs"). The cost for such awards is measured at the grant date based on the fair value of the award. At the time of grant, the Company estimates forfeitures, based on historical experience, in order to estimate the portion of the award that will ultimately vest. The value of the portion of the award that is expected to ultimately vest is recognized as expense on a straight-line basis, generally over the explicit service period of three years (except for retirement-eligible employees) and is included in selling, general and administrative expenses in the consolidated statements of earnings. Expense for awards granted to retirement-eligible employees is recorded over the period from the date of grant through the date the employee first becomes eligible to retire and is no longer required to provide service. See Note 15 — Equity and Cash Incentive Program for additional information related to the Company's stock-based compensation.

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

Research and Development Costs

Research and development costs, including qualifying engineering costs, are expensed when incurred and amounted to $163,300 in 2022, $157,826 in 2021 and $142,101 in 2020. These costs as a percent of revenue were 1.9% in 2022, 2.0% in 2021 and 2.1% in 2020. Research and development costs are reported within selling, general and administrative expenses in the consolidated statements of earnings.

Advertising Costs

Advertising costs are expensed when incurred and amounted to $25,905 in 2022, $23,685 in 2021 and $21,375 in 2020. Advertising costs are reported within selling, general and administrative expenses in the consolidated statements of earnings.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
Risk, Retention, Insurance

The Company's insurance programs contain various deductibles that, based on the Company's experience, are typical and customary for a company of its size and risk profile. The Company does not consider any of the deductibles to represent a material risk to the Company. The Company generally maintains insurance policies with deductibles for claims and liabilities related primarily to workers' compensation, health and welfare claims, general liability, product and automobile liability, cybersecurity risks, property damage and business interruption resulting from certain events. The Company accrues for claim exposures that are probable of occurrence and can be reasonably estimated.

Recent Accounting Pronouncements

Recently Issued Accounting Standards

The following accounting standards updates ("ASU"), issued by the Financial Accounting Standards Board ("FASB"), will, or are expected to, result in a change in practice and/or have a financial impact to the Company's Consolidated Financial Statements:

In September 2022, the FASB issued ASU No. 2022-04 Liabilities-Supplier Finance Programs (Topic 405-50): Disclosure of Supplier Finance Program Obligations. The amendments in this update require a buyer in a supplier finance program to disclose information about the program's nature, activity during the period, changes from period to period, and potential magnitude. The guidance will become effective January 1, 2023 and early adoption is permitted. Management is currently evaluating the impact of adopting this ASU on the Company's Consolidated Financial Statements.

Recently Adopted Accounting Standards

In October 2021, the FASB issued ASU No. 2021-08 Business Combinations (Topic 805)-Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The amendments in this update require that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers, as if the acquirer had originated the contracts. Under current guidance, the acquirer generally recognizes such contract assets and contract liabilities at fair value on the acquisition date. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The amendments in this update should be applied prospectively to business combinations occurring on or after the effective date of the amendments. Early adoption of the amendments is permitted, including adoption in an interim period. The Company early adopted the guidance as of January 1, 2022, which did not have a material impact on the Company's Consolidated Financial Statements.

In March 2020 and January 2021, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting and ASU No. 2021-01, Reference Rate Reform, Scope, respectively. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 as an update to ASU No. 2020-04. These updates provide optional guidance for a limited time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform, including expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in these updates are elective and are effective upon issuance for all entities. The Company adopted the guidance, which did not have a material impact on the Company's Consolidated Financial Statements.

2. Revenue

Revenue from contracts with customers
A majority of the Company's revenue is short cycle in nature with shipments within one year from order. A small portion of the Company's revenue derives from contracts extending over one year. The Company's payment terms generally range between 30 to 90 days and vary by the location of businesses, the type of products manufactured to be sold and the volume of products sold, among other factors.

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

Performance Obligations

A majority of the Company's contracts have a single performance obligation which represents, in most cases, the equipment or product being sold to the customer. Some contracts include multiple performance obligations such as a product and the related installation, extended warranty, software and digital solutions, and/or maintenance services. These contracts require judgment in determining the number of performance obligations.

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

The majority of the Company's contracts offer assurance-type warranties in connection with the sale of a product to a customer. Assurance-type warranties provide a customer with assurance that the related product will function as the parties intended because it complies with agreed-upon specifications. Such warranties do not represent a separate performance obligation.

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

Some contracts with customers include variable consideration primarily related to volume rebates. The Company estimates variable consideration at the most likely amount to determine the total consideration which the Company expects to be entitled. Estimated amounts are included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. The Company's estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of anticipated performance and all information (historical, current and forecasted) that is reasonably available.

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

Over 95% of the Company's performance obligations are recognized at a point in time, rather than over time, as the Company completes its performance obligations. Specifically, revenue is recognized when control transfers to the customer, typically upon shipment or completion of installation, testing, certification, or other substantive acceptance provisions required under the contract. Less than 5% of the Company's revenue is recognized over time and relates to the sale of equipment or services in which the Company transfers control of a good or service over time and the customer simultaneously receives and consumes the benefits as the Company performs, or our performance creates or enhances an asset the customer controls as the asset is created or enhanced, or our performance does not create an asset with an alternative use to the Company and the Company has an enforceable right to payment for its performance to date plus a reasonable margin.

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

Transaction Price Allocated to the Remaining Performance Obligations

At December 31, 2022, we estimated that $296,698 in revenue is expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. We expect to recognize approximately 63.1% of our unsatisfied (or partially unsatisfied) performance obligations as revenue in 2023, with the remaining balance to be recognized in 2024 and thereafter.

Remaining consideration, including variable consideration, from contracts with customers is included in the amounts presented in the preceding paragraph and pertains to contracts with multiple performance obligations, extended warranties on products and multi-year agreements, which are typically recognized as the performance obligation is satisfied.

The Company applied the standard's practical expedient that permits the omission of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which the Company recognizes revenue at the amount to which the Company has the right to invoice for services performed.

Contract Balances

The following table provides information about contract assets and contract liabilities from contracts with customers:

	December 31, 2022	December 31, 2021	December 31, 2020
Contract assets	$11,074	$11,440	$15,020
Contract liabilities - current	256,933	227,549	184,845
Contract liabilities - non-current	19,879	21,513	13,921

Contract assets primarily relate to the Company's right to consideration for work completed but not billed at the reporting date and are recorded in prepaid and other current assets in the consolidated balance sheets. Contract assets are transferred to receivables when the right to consideration becomes unconditional. Contract liabilities relate to advance consideration received from customers or advance billings for which revenue has not been recognized. Current contract liabilities are recorded in deferred revenue and non-current contract liabilities are recorded in other liabilities in the consolidated balance sheets. Contract liabilities are reduced when the associated revenue from the contract is recognized. The increase in current contract liabilities presented above primarily relates to advance payments received from customers.

The revenue recognized during 2022 and 2021 that was included in the contract liabilities at the beginning of the respective periods amounted to $196,891 and $163,546, respectively.

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

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
3. Acquisitions

2022

During the year ended December 31, 2022, the Company acquired three businesses in separate transactions for total consideration of $312,855, net of cash acquired and inclusive of measurement period adjustments. Of these transactions, one includes additional consideration contingent on achieving certain financial performance targets. These businesses were acquired to complement and expand upon existing operations within the Pumps & Process Solutions segment. The goodwill recorded as a result of these acquisitions represents the economic benefits expected to be derived from product line expansions and operational synergies. The goodwill is non-deductible for U.S. income tax purposes for these acquisitions.

Malema

On July 1, 2022, the Company acquired 99.7% of the equity interests in Malema Engineering Corporation and its related foreign entities ("Malema"), a designer and manufacturer of flow measurement and control instruments serving customers in the biopharmaceutical, semiconductor and industrial sectors, for $223,462, net of cash acquired and inclusive of the impact of measurement period adjustments discussed below, subject to contingent consideration. During the fourth quarter of 2022, the Company acquired the remaining 0.3% of equity interests in Malema. The Malema acquisition expands the Company's biopharma single-use production offering within the Pumps & Process Solutions segment. The contingent consideration is based upon meeting certain financial performance targets for each twelve-month period over the next two years from March 31, 2022, with a maximum potential payout of $50,000. No value is attributed to the current estimated fair value of contingent earn-out liability, which will be reassessed quarterly during the performance periods. In connection with this acquisition, the Company recorded goodwill of $153,082 and intangible assets of $64,000 for customer intangibles, $16,000 for patents, and $4,000 for trademarks. The fair value for customer intangibles at the acquisition date was determined using the multi-period excess earnings method under the income approach. The fair value measurements of intangible assets are based on significant unobservable inputs, and thus represent Level 3 inputs. Significant assumptions used in assessing the fair values of intangible assets include discounted future cash flows, customer attrition rates and discount rates. The fair values of the assets acquired and liabilities assumed, and the related tax balances, are based on preliminary estimates and assumptions. These preliminary estimates and assumptions could change significantly during the measurement period as the Company finalizes the valuations of the assets acquired and liabilities assumed, and the related tax balances. During the year ended December 31, 2022, the Company recorded measurement period adjustments primarily related to its preliminary treatment of certain liabilities. These adjustments are based on facts and circumstances that existed, but were not known, as of the acquisition date which resulted in an increase in goodwill of $1,381.

The following presents the preliminary allocation of purchase price to the assets acquired and liabilities assumed under the Malema acquisition, based on their estimated fair values at acquisition date:

Total
Current assets, net of cash acquired	$8,985
Property, plant and equipment	2,733
Goodwill	153,082
Intangible assets	84,000
Other assets and deferred charges	1,159
Current liabilities	(4,487)
Non-current liabilities	(22,010)
Net assets acquired	$223,462

Other acquisitions

On December 14, 2022, the Company acquired 100% of the equity interests in Witte Pumps & Technology GmbH ("Witte"), a manufacturer of precision gear pumps, for $81,293, net of cash acquired. The Witte acquisition expands the Company's reach into gear pump manufacturing and associated spare parts and services for the chemical, plastics and polymer processing, food and beverage, and pharmaceutical industries within the Pumps & Process Solutions segment. In connection with this acquisition, the Company recorded goodwill of $45,528 and intangible assets of $34,791, primarily related to customer intangibles.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

On May 2, 2022, the Company acquired 100% of the equity interests in AMN DPI ("AMN"), a designer and manufacturer of polymer pelletizing tools, for $8,100, net of cash acquired. The AMN acquisition extends the Company's reach into polymer processing equipment production within the Pumps & Process Solutions segment. In connection with this acquisition, the Company recorded goodwill of $1,903 and intangible assets of $5,625, primarily related to customer intangibles.

The following presents, for the two acquisitions other than Malema, the preliminary allocation of purchase price to the assets acquired and liabilities assumed, based on their estimated fair values at acquisition date:

Total
Current assets, net of cash acquired	$23,369
Property, plant and equipment	4,325
Goodwill	47,431
Intangible assets	40,416
Other assets and deferred charges	20
Current liabilities	(13,614)
Non-current liabilities	(12,554)
Net assets acquired	$89,393

The amounts assigned to goodwill and major intangible asset classifications for all 2022 acquisitions were as follows:

	Amount allocated	Useful life (in years)
Goodwill - non-deductible	$200,513	na
Customer intangibles	90,657	10	-	15
Patents	16,000	10
Unpatented technology	10,355	8
Trademarks	7,404	15
	$324,929

2021

During the year ended December 31, 2021, the Company acquired nine businesses in separate transactions for total consideration of $1,125,786, net of cash acquired of $18,475, including contingent consideration of $13,002 and measurement period adjustments discussed below. These businesses were acquired to complement and expand upon existing operations within the Clean Energy & Fueling, Engineered Products, Imaging & Identification, and Pumps & Process Solutions segments. The goodwill recorded as a result of these acquisitions represents the economic benefits expected to be derived from product line expansions and operational synergies. Goodwill of $200,117 is deductible for income tax purposes and $384,269 is non-deductible for income tax purposes for these acquisitions.

RegO

On December 28, 2021, the Company acquired 100% of the voting stock of ECI Holding Company, LLC ("RegO"), a provider of highly-engineered components and services that facilitate the production, storage, and distribution of cryogenic gases, for $626,618, net of cash acquired and inclusive of the impact of measurement period adjustments discussed below. The RegO acquisition strengthens the Company's offering for the hydrogen ("H2"), liquefied natural gas ("LNG"), and liquefied petroleum gas ("LPG") applications, as well as Dover's participation in the attractive cryogenic industrial gases end market within the Clean Energy & Fueling segment. In connection with this acquisition, the Company recorded goodwill of $170,800 deductible for income tax purposes and $110,363 non-deductible for income tax purposes and intangible assets of $173,000 for customer intangibles, $40,000 for patents and $21,000 for trademarks. The fair value for customer intangibles at the acquisition date was determined using the multi-period excess earnings method under the income approach. The fair value measurements of intangible assets are based on significant unobservable inputs, and thus represent Level 3 inputs. Significant assumptions used in assessing the fair values of intangible assets include discounted future cash flows, customer attrition rates and discount rates. The fair value of assets acquired also includes trade receivables of $33,900. The gross amount is $34,606, of which $706 is expected to be uncollectible. During the year ended December 31, 2022, the Company recorded

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
measurement period adjustments primarily related to deferred taxes and changes in net working capital. These adjustments are based on facts and circumstances that existed, but were not known, as of the acquisition date which resulted in an increase in goodwill of $4,187.

The following presents the allocation of purchase price, net of cash acquired of $10,382, to the assets acquired and liabilities assumed under the RegO acquisition, based on their estimated fair values at acquisition date:

Total
Accounts receivable	$33,900
Inventories	71,529
Other current assets	2,958
Property, plant and equipment	50,027
Goodwill	281,163
Intangible assets	234,000
Other assets and deferred charges	884
Current liabilities	(20,150)
Non-current liabilities	(27,693)
Net assets acquired	$626,618

Acme Cryogenics

On December 16, 2021, the Company acquired 100% of the voting stock of Acme Cryo Intermediate Inc. ("Acme Cryogenics"), a provider of highly-engineered components and services that facilitate the production, storage, and distribution of cryogenic gases, for $292,306, net of cash acquired and inclusive of the impact of measurement period adjustments discussed below. The Acme Cryogenics acquisition strengthens the Company's offering for the H2, LNG, and LPG applications, as well as Dover's participation in the attractive cryogenic industrial gases end market within the Clean Energy & Fueling segment. In connection with this acquisition, the Company recorded goodwill of $167,291 non-deductible for income tax purposes and intangible assets of $99,000 for customer intangibles, $21,800 for unpatented technology and $6,500 for trademarks. The fair value for customer intangibles at the acquisition date was determined using the multi-period excess earnings method under the income approach. The fair value measurements of intangible assets are based on significant unobservable inputs and thus represent Level 3 inputs. Significant assumptions used in assessing the fair values of intangible assets include discounted future cash flows, customer attrition rates and discount rates. The fair value of assets acquired also includes trade receivables of $14,644. The gross amount is $14,912, of which $268 is expected to be uncollectible. During the year ended December 31, 2022, the Company recorded measurement period adjustments primarily related to deferred taxes and changes in net working capital. These adjustments are based on facts and circumstances that existed, but were not known, as of the acquisition date which resulted in a decrease in goodwill of $1,918.

The following presents the allocation of purchase price to the assets acquired and liabilities assumed under the Acme Cryogenics acquisition, based on their estimated fair values at acquisition date:

Total
Current assets, net of cash acquired	$25,932
Property, plant and equipment	8,640
Goodwill	167,291
Intangible assets	127,300
Other assets and deferred charges	5,057
Current liabilities	(7,286)
Non-current liabilities	(34,628)
Net assets acquired	$292,306

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

The following presents, for the seven acquisitions other than RegO and Acme Cryogenics, the allocation of purchase price to the assets acquired and liabilities assumed, based on their estimated fair values at acquisition date:

Total
Current assets, net of cash acquired	$12,751
Property, plant and equipment	8,272
Goodwill	135,932
Intangible assets	78,179
Other assets and deferred charges	4,485
Current liabilities	(15,368)
Non-current liabilities	(17,389)
Net assets acquired	$206,862

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

The amounts assigned to goodwill and major intangible asset classifications for all 2021 acquisitions were as follows:

	Amount allocated	Useful life (in years)
Goodwill - tax deductible	$200,117	na
Goodwill - non deductible	384,269	na
Customer intangibles	310,819	12	-	15
Patents	49,056	7	-	12
Unpatented technology	44,180	7	-	12
Trademarks	35,424	15	-	16
	$1,023,865

2020

During the year ended December 31, 2020, the Company acquired six businesses in separate transactions for total consideration of $335,786, net of cash acquired. On December 30, 2020, the Company acquired 100% of the voting stock of Innovative Control Systems, Inc. ("ICS"), within the Clean Energy & Fueling segment, for $77,030, net of cash acquired. On August 20, 2020, the Company acquired 100% of the voting stock of Solaris Laser S.A. ("Solaris"), within the Imaging & Identification segment, for $18,680, net of cash acquired. On April 30, 2020, the Company acquired 100% of the voting stock of Em-tec GmbH ("Em-tec"), within the Pumps & Process Solutions segment, for $30,396, net of cash acquired. On February 18, 2020, the Company acquired 100% of the voting stock of So. Cal. Soft-Pak, Incorporated ("Soft-Pak"), within the Engineered Products segment, for $45,500, net of cash acquired. On January 24, 2020, the Company acquired 100% of the voting stock of Sys-Tech Solutions, Inc. ("Systech"), within the Imaging & Identification segment, for $161,830, net of cash acquired. One other immaterial acquisition was completed during the year ended December 31, 2020, within the Pumps & Process Solutions segment.

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
	$339,854

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Pro forma Information (Unaudited)

The following unaudited pro forma results of operations reflect the 2021 acquisitions of RegO and Acme Cryogenics as if they had occurred on January 1, 2020. The pro forma information is not necessarily indicative of the results that actually would have occurred, nor does it indicate future operating results of the combined companies. The pro forma earnings are adjusted to reflect the comparable impact of additional depreciation and amortization expense, net of tax, resulting from the fair value measurement of tangible and intangible assets; nonrecurring acquisition-related costs, net of tax, of $5,855; and inventory step-up charges, net of tax, of $15,082. These unaudited pro forma adjustments are based upon purchase price allocations. The actual revenues and earnings for RegO and Acme Cryogenics from the date of acquisition on December 28, 2021 and December 16, 2021, respectively, to December 31, 2021 were not material.

	Years Ended December 31,
	2021	2020
Revenue:
As reported	$7,907,081	$6,683,760
Pro forma (unaudited)	8,163,185	6,920,929
Earnings:
As reported	$1,123,818	$683,451
Pro forma (unaudited)	1,145,106	669,458

The pro forma results for the remaining seven acquisitions in 2021, as well as the acquisitions in 2022 and 2020 are not presented as they are not considered material.

4. Dispositions

Management evaluates Dover's businesses periodically for their strategic fit within its operations and may from time to time sell or discontinue certain operations for various reasons.

2022

There was one immaterial disposition in 2022.

2021

On December 1, 2021, the Company completed the sale of Unified Brands ("UB"), a wholly owned subsidiary of the Company within the Climate & Sustainability Technologies segment. The Company recognized total consideration of $229,024. This sale resulted in a pre-tax gain on disposition of $181,615 included within the consolidated statements of earnings for the year ended December 31, 2021. The sale did not represent a strategic shift that had a major effect on operations and financial results and, therefore, did not qualify for presentation as a discontinued operation.

On November 16, 2021, the Company disposed of Race Winning Brands ("RWB"), an equity method investment within the Engineered Products segment for a total consideration of $45,958, resulting in a recognized gain of $24,723 included within the consolidated statements of earnings for the year ended December 31, 2021.

2020

On March 6, 2020, the Company completed the sale of the Chino, California branch of The AMS Group ("AMS Chino"), a wholly owned subsidiary of the Company. The Company recognized total consideration of $15,400, which included a working capital adjustment. This sale resulted in a pre-tax gain on disposition of $5,213 included within the consolidated statements of earnings for the year ended December 31, 2020. The sale did not represent a strategic shift that had a major effect on operations and financial results and, therefore, did not qualify for presentation as a discontinued operation.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
5. Inventories, net

The components of inventories, net were as follows:

	December 31, 2022	December 31, 2021
Raw materials	$812,066	$671,195
Work in progress	230,865	271,659
Finished goods	458,881	377,800
Subtotal	1,501,812	1,320,654
Less reserves	(135,204)	(129,559)
Total	$1,366,608	$1,191,095

At December 31, 2022 and 2021, approximately 4% of the Company's total inventories were accounted for using the LIFO method.

6. Property, Plant and Equipment, net

The components of property, plant and equipment, net were as follows:

	December 31, 2022	December 31, 2021
Land	$62,495	$63,656
Buildings and improvements	620,500	582,314
Machinery, equipment and other	1,895,502	1,816,473
Property, plant and equipment, gross	2,578,497	2,462,443
Total accumulated depreciation	(1,573,672)	(1,505,133)
Property, plant and equipment, net	$1,004,825	$957,310

Total depreciation expense was $148,910, $147,309 and $140,008 for the years ended December 31, 2022, 2021 and 2020, respectively.

7. Leases

The Company's ROU assets and lease liabilities are discussed in detail in Note 1 — Description of Business and Summary of Significant Accounting Policies.

The components of lease costs were as follows:

	Years Ended December 31,
	2022	2021	2020
Operating Lease Costs:
Fixed	$53,428	$54,397	$52,875
Variable	7,512	6,281	5,973
Short-term	22,097	17,847	18,436
Total(1)	$83,037	$78,525	$77,284
(1) Finance lease cost and sublease income were immaterial.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
Supplemental cash flow information related to leases was as follows:

	Years Ended December 31,
	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$54,268	$55,921	$53,903
Operating cash flows for finance leases	335	357	434
Financing cash flows for finance leases	2,917	3,073	2,523
Total	$57,520	$59,351	$56,860
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$57,190	$47,666	$21,381
Financing leases	3,149	2,016	3,708
Total	$60,339	$49,682	$25,089

Supplemental balance sheet information related to leases were as follows:

	December 31, 2022	December 31, 2021
Operating Leases
Right-of-use assets:
Other assets and deferred charges	$197,058	$169,022

Lease liabilities:
Other accrued expenses	$42,649	$43,086
Other liabilities	165,741	134,448
Total operating lease liabilities	$208,390	$177,534

Finance Leases
Right-of-use assets:
Property, plant and equipment, net (1)	$7,846	$8,588

Lease liabilities:
Other accrued expenses	$2,554	$2,475
Other liabilities	6,189	6,767
Total finance lease liabilities	$8,743	$9,242
(1) Finance lease right-of-use assets are recorded net of accumulated depreciation of $8,017 and $7,675 for the years ended December 31, 2022 and December 31, 2021, respectively.

The aggregate future lease payments for operating and finance leases as of December 31, 2022 were as follows:

	Operating	Finance
2023	$47,843	$2,860
2024	40,524	2,432
2025	32,759	1,963
2026	23,009	1,480
2027	19,447	816
Thereafter	81,937	1
Total lease payments	245,519	9,552
Less interest	(37,129)	(809)
Present value of lease liabilities	$208,390	$8,743

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
Average lease terms and discount rates were as follows:

	December 31, 2022	December 31, 2021	December 31, 2020
Weighted-average remaining lease term (years)
Operating leases	7.8	5.8	5.9
Finance leases	3.6	4.2	4.8
Weighted-average discount rate
Operating leases	3.5%	2.7%	2.9%
Finance leases	3.4%	3.4%	3.6%

8. Credit Losses

Effective January 1, 2020, the Company adopted ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments prospectively. This ASU replaces the incurred loss impairment model with an expected credit loss impairment model for financial instruments, including trade receivables. The amendment requires entities to consider forward-looking information to estimate expected credit losses, resulting in earlier recognition of losses for receivables that are current or not yet due. Upon adoption, the Company recorded a noncash cumulative effect adjustment to retained earnings of $2.1 million, net of $0.6 million of income taxes, on the opening consolidated balance sheet as of January 1, 2020.

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

Estimates are used to determine the allowance, based on assessment of anticipated payment and all other historical, current and forward-looking information that is reasonably available.

The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected.

	2022	2021	2020
Beginning Balance, January 1,	$40,126	$40,474	$29,381
Adoption of ASU No. 2016-13, cumulative-effect adjustment to retained earnings	—	—	2,706
Provision for expected credit losses, net of recoveries	5,552	5,053	11,171
Amounts written off charged against the allowance	(4,462)	(5,307)	(3,863)
Other, including dispositions and foreign currency translation	(1,817)	(94)	1,079
Ending balance, December 31	$39,399	$40,126	$40,474

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
9. Goodwill and Other Intangible Assets

Goodwill
The changes in the carrying value of goodwill by reportable operating segments were as follows:

	Engineered Products	Clean Energy & Fueling	Imaging & Identification	Pumps & Process Solutions	Climate & Sustainability Technologies	Total
Goodwill	$693,576	$940,973	$1,117,589	$846,250	$544,715	$4,143,103
Accumulated impairment loss (1)	(10,591)	—	—	(59,970)	—	(70,561)
Balance at January 1, 2021	682,985	940,973	1,117,589	786,280	544,715	4,072,542
Acquisitions	50,180	496,461	20,458	15,018	—	582,117
Measurement period adjustments	—	2,640	(1,926)	—	—	714
Disposition of business	—	—	—	—	(34,662)	(34,662)
Foreign currency translation	(9,882)	(12,383)	(29,919)	(8,459)	(1,246)	(61,889)
Balance at December 31, 2021	723,283	1,427,691	1,106,202	792,839	508,807	4,558,822
Acquisitions	—	—	—	200,513	—	200,513
Measurement period adjustments	(286)	2,432	(1,544)	968	—	1,570
Foreign currency translation	(10,455)	(38,705)	(26,399)	(14,785)	(1,067)	(91,411)
Balance at December 31, 2022	$712,542	$1,391,418	$1,078,259	$979,535	$507,740	$4,669,494
(1) Accumulated impairment loss as of December 31, 2022 is not subject to foreign currency translation.

During 2022 and 2021, the Company recognized additions of $200,513 and $582,117, respectively, to goodwill as a result of acquisitions as discussed in Note 3 — Acquisitions. There were no dispositions of goodwill during 2022. During 2021, the Company disposed of $34,662 of goodwill as a result of dispositions of businesses as discussed in Note 4 — Dispositions. The Company reallocated goodwill upon disposal based upon the fair value of the disposed business relative to the remaining entities in its reporting unit.

Annual impairment testing

The Company tests goodwill for impairment annually in the fourth quarter of each year, whenever events or circumstances indicate an impairment may have occurred, or when a change in the composition of reporting units occurs for other reasons, such as a change in segments.

The Company performed its annual goodwill impairment test during the fourth quarter of 2022 using a discounted cash flow analysis as discussed in Note 1 — Description of Business and Summary of Significant Accounting Policies. The Company performed a quantitative goodwill impairment test for each of its reporting units, concluding that the fair values of all of its reporting units were in excess of their carrying values. No impairment of goodwill was required. The discounted cash flow analysis includes management's current assumptions as to future cash flows and long-term growth rates. The discount rates utilized are based on a capital asset pricing model and published relevant industry rates, which take into consideration the risks and uncertainties inherent to the reporting units and in the internally developed forecasts. The discount rate used in the 2022 reporting unit valuations was 9.5%. Further, the Company assessed the current market capitalization, forecasts and the amount of headroom in the 2022 impairment test.

While the Company believes the assumptions used in the 2022 impairment analysis are reasonable and representative of expected results, actual results may differ from expectations.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
Intangible Assets
The Company's definite-lived and indefinite-lived intangible assets by major asset class were as follows:

	December 31, 2022			December 31, 2021
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Customer intangibles	$1,881,402	$996,947	$884,455	$1,829,492	$909,776	$919,716
Trademarks	265,466	132,791	132,675	263,367	116,633	146,734
Patents	219,199	146,337	72,862	205,910	140,327	65,583
Unpatented technologies	257,428	137,750	119,678	221,239	123,464	97,775
Distributor relationships	79,622	57,299	22,323	84,204	55,260	28,944
Drawings and manuals	26,062	26,062	—	27,792	27,303	489
Other	20,818	15,620	5,198	22,347	18,775	3,572
Total	2,749,997	1,512,806	1,237,191	2,654,351	1,391,538	1,262,813
Unamortized intangible assets:
Trademarks	96,544	—	96,544	96,709	—	96,709
Total intangible assets, net	$2,846,541	$1,512,806	$1,333,735	$2,751,060	$1,391,538	$1,359,522
The Company recorded $124,416 of acquired intangible assets in 2022. See Note 3 — Acquisitions for further information.

During the year ended December 31, 2022, the Company acquired certain intellectual property assets related to electric refuse collection vehicles for approximately $29,750, including contingent consideration of up to $20,000. These assets were classified as unpatented technologies and included in the Engineered Products segment.

Amortization expense was $158,628, $142,814 and $139,043 for the years ended December 31, 2022, 2021 and 2020, respectively, primarily comprised of acquisition-related intangible amortization.

Estimated future amortization expense related to intangible assets held at December 31, 2022 for the next five years is as follows:

Estimated Amortization
2023	$154,124
2024	149,866
2025	145,857
2026	138,090
2027	135,785
10. Other Accrued Expenses and Other Liabilities

The following table details the major components of other accrued expenses:

	December 31, 2022	December 31, 2021
Accrued rebates and volume discounts	$47,660	$52,909
Warranty	43,351	43,449
Operating lease liabilities	42,649	43,086
Taxes other than income (1)	33,782	49,992
Accrued interest	20,591	20,426
Accrued commissions (non-employee)	15,808	16,273
Restructuring and exit costs	14,510	13,797
Other (none of which are individually significant)	99,986	107,165
Total other accrued expenses	$318,337	$347,097
(1) Taxes other than income includes a $15.3 million deferral of employment taxes related to the U.S. CARES Act as of December 31, 2021.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

The following table details the major components of other liabilities (non-current):

	December 31, 2022	December 31, 2021
Operating lease liabilities	$165,741	$134,448
Defined benefit and other post-retirement benefit plans	92,630	138,992
Deferred compensation	82,479	88,681
Unrecognized tax benefits	34,361	79,757
Legal and environmental	30,139	31,304
Deferred revenue	19,879	21,513
Warranty	5,098	5,119
Other	44,576	32,728
Total other liabilities	$474,903	$532,542

Warranty
Estimated warranty program claims are provided for at the time of sale. Amounts provided for are based on historical costs and adjusted for new claims. The changes in the carrying amount of product warranties were as follows:

	Years Ended December 31,
	2022	2021	2020
Beginning Balance, December 31 of the Prior Year	$48,568	$51,088	$49,116
Provision for warranties	60,758	67,212	60,902
Settlements made	(59,612)	(65,498)	(60,853)
Other adjustments, including acquisitions and currency translation	(1,265)	(4,234)	1,923
Ending Balance, December 31	$48,449	$48,568	$51,088

11. Restructuring Activities

The Company initiated various restructuring programs and incurred severance and other restructuring costs by segment as follows:

	Years Ended December 31,
	2022	2021	2020
Engineered Products	$3,194	$9,507	$10,307
Clean Energy & Fueling	9,571	3,609	6,681
Imaging & Identification	4,702	4,589	5,946
Pumps & Process Solutions	4,685	1,911	13,374
Climate & Sustainability Technologies	6,007	5,068	4,015
Corporate	2,321	2,021	4,145
Total	$30,480	$26,705	$44,468
These amounts are classified in the consolidated statements of earnings as follows:
Cost of goods and services	$6,855	$12,895	$18,895
Selling, general and administrative expenses	23,625	13,810	25,573
Total	$30,480	$26,705	$44,468

Total restructuring charges of $30,480 incurred during the year ended December 31, 2022, were primarily a result of restructuring programs initiated in 2021 and 2022 in response to demand conditions and broad-based operational efficiency initiatives focusing on footprint consolidation. Additional programs, beyond the scope of the announced programs may be implemented during 2023 with related restructuring charges.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
The $30,480 of restructuring charges incurred during 2022 primarily included the following items:

•The Engineered Products segment recorded $3,194 of restructuring charges related primarily to headcount reductions.

•The Clean Energy & Fueling segment recorded $9,571 of restructuring charges primarily due to headcount reductions and exit costs undertaken in light of market conditions. The segment will continue to make proactive adjustments to its cost structure through restructuring and other programs to align with current demand trends.

•The Imaging & Identification segment recorded $4,702 of restructuring charges related primarily to headcount reductions and exit costs.

•The Pumps & Process Solutions segment recorded $4,685 of restructuring charges related primarily to headcount reductions.

•The Climate & Sustainability Technologies segment recorded $6,007 of restructuring charges related primarily to the substantial liquidation of businesses in certain Latin America countries and includes non-cash foreign currency translation losses.

•Corporate recorded $2,321 of restructuring charges primarily related to exit costs and simplification of organizational structure.

Restructuring expenses incurred in 2021 and 2020 also included headcount reductions, targeted facility consolidations at certain businesses, asset charges related to a product line exit, and actions taken to optimize the Company's cost structure.

The following table details the Company's severance and other restructuring accrual activities:

	Severance	Exit		Total
Balance at January 1, 2020	$13,751	$2,639		$16,390
Restructuring charges	25,716	18,752		44,468
Payments	(29,768)	(6,035)		(35,803)
Other, including foreign currency translation	848	(10,990)	(1)	(10,142)
Balance at December 31, 2020	10,547	4,366		14,913
Restructuring charges	11,561	15,144		26,705
Payments	(10,951)	(6,171)		(17,122)
Other, including foreign currency translation	(427)	(10,272)	(1)	(10,699)
Balance at December 31, 2021	10,730	3,067		13,797
Restructuring charges	15,388	15,092	(2)	30,480
Payments	(13,975)	(8,159)		(22,134)
Other, including foreign currency translation	(136)	(7,497)	(2)	(7,633)
Balance at December 31, 2022	$12,007	$2,503		$14,510
(1) Other activity in exit reserves primarily represents the non-cash write-off of certain long-lived assets and inventory in connection with certain facility closures and product exits.
(2) Other activity in exit reserves includes non-cash foreign currency translation losses recorded as restructuring charges due to the substantial liquidation of businesses in certain Latin America countries.

The restructuring accrual balances at December 31, 2022 primarily reflect restructuring plans initiated during the year.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
12. Borrowings

Borrowings consist of the following:

	December 31, 2022	December 31, 2021
Short-term:
Commercial paper	$734,936	$105,000
Other	836	702
Short-term borrowings	$735,772	$105,702

During the year ended December 31, 2022, commercial paper borrowings increased $629,936. The borrowings outstanding under the commercial paper program had a weighted average annual interest rate of 2.29% and 0.38% as of December 31, 2022 and December 31, 2021, respectively.

		Carrying amount (1)
	Principal	December 31, 2022	December 31, 2021
Long-term:
3.15% 10-year notes due November 15, 2025	$400,000	$398,063	$397,389
1.25% 10-year notes due November 9, 2026 (euro-denominated)	€600,000	631,522	674,217
0.750% 8-year notes due November 4, 2027 (euro denominated)	€500,000	525,654	561,293
6.65% 30-year debentures due June 1, 2028	$200,000	199,456	199,356
2.950% 10-year notes due November 4, 2029	$300,000	297,408	297,029
5.375% 30-year debentures due October 15, 2035	$300,000	296,808	296,559
6.60% 30-year notes due March 15, 2038	$250,000	248,279	248,166
5.375% 30-year notes due March 1, 2041	$350,000	344,982	344,705
Other		341	—
Total long-term debt		$2,942,513	$3,018,714
(1) Carrying amount is net of unamortized debt discount and deferred debt issuance costs. Total unamortized debt discounts were $12.7 million and $15.1 million as of December 31, 2022 and 2021, respectively. Total deferred debt issuance costs were $10.7 million and $12.5 million as of December 31, 2022 and 2021, respectively.

The discounts are being amortized to interest expense using the effective interest method over the life of the issuances. The deferred issuance costs are amortized on a straight-line basis over the life of the debt, as this approximates the effective interest method.

As of December 31, 2022, the Company maintained a $1 billion five-year unsecured revolving credit facility (the "Credit Agreement") with a syndicate of banks, which expires on October 4, 2024. The Company uses the Credit Agreement principally as liquidity back-up for Dover's commercial paper program and for general corporate purposes. At the Company's election, loans under the Credit Agreement will bear interest at a base rate plus an applicable margin. The Credit Agreement requires the Company to pay a facility fee and imposes various restrictions on the Company such as, among other things, a requirement to maintain a minimum interest coverage ratio of consolidated EBITDA to consolidated net interest expense of not less than 3.0 to 1. As of December 31, 2022, there were no outstanding borrowings under the Credit Agreement.

The Company was in compliance with all covenants in the Credit Agreement and other long-term debt covenants at December 31, 2022 and had an interest coverage ratio of consolidated EBITDA to consolidated net interest expense of 15.3 to 1.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
As of December 31, 2022, the future maturities of long-term debt were as follows:

Future Maturities
2024	$118
2025	400,103
2026	635,915
2027	529,829
2028 and thereafter	1,400,000
Total	$2,965,965

Letters of Credit and other Guarantees

As of December 31, 2022, the Company had approximately $180.3 million outstanding in letters of credit, surety bonds, and performance and other guarantees with financial institutions, which primarily expire on various dates through 2029. These letters of credit and bonds are primarily issued as security for insurance, warranty and other performance obligations. In general, the Company would only be liable for the amount of these guarantees in the event of default in the performance of its obligations, the probability of which is believed to be remote.

13. Financial Instruments

Derivatives

The Company is exposed to market risk for changes in foreign currency exchange rates due to the global nature of its operations and certain commodity risks. In order to manage these risks, the Company has hedged portions of its forecasted sales and purchases, which occur within the next twelve months that are denominated in non-functional currencies, with currency forward contracts designated as cash flow hedges. At December 31, 2022 and 2021, the Company had contracts with U.S. dollar equivalent notional amounts of $184,565 and $180,929, respectively, to exchange foreign currencies, principally the euro, pound sterling, Swedish krona, Canadian dollar, Chinese yuan, and Swiss franc. The Company believes it is probable that all forecasted cash flow transactions will occur.

In addition, the Company had outstanding contracts at December 31, 2022 and 2021 with a total notional amount of $102,509 and $108,736, respectively, that are not designated as hedging instruments. These instruments are used to reduce the Company's exposure to operating receivables and payables that are denominated in non-functional currencies. Gains and losses on these contracts are recorded in other income, net in the consolidated statements of earnings.

The following table sets forth the fair values of derivative instruments held by the Company as of December 31, 2022 and 2021 and the balance sheet lines in which they are recorded:

	Fair Value Asset (Liability)
	December 31, 2022	December 31, 2021	Balance Sheet Caption
Foreign currency forward	$944	$2,825	Prepaid and other current assets
Foreign currency forward	(2,760)	(433)	Other accrued expenses

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

The Company is exposed to credit loss in the event of nonperformance by counterparties to the financial instrument contracts held by the Company; however, nonperformance by these counterparties is considered unlikely as the Company's policy is to contract with highly-rated, diversified counterparties.

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

Amounts recognized in other comprehensive earnings (loss) for the gains (losses) on net investment hedges were as follows:

	2022	2021	2020
Gain (loss) on euro-denominated debt	$80,301	$94,003	$(119,298)
Tax (expense) benefit	(17,824)	(20,976)	26,957
Net gain (loss) on net investment hedges, net of tax	$62,477	$73,027	$(92,341)
Fair Value Measurements

ASC 820, Fair Value Measurements and Disclosures, establishes a fair value hierarchy that requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument's categorization within the hierarchy is based on the lowest level of input that is significant to the fair value measurement. ASC 820 establishes three levels of inputs that may be used to measure fair value as follows:

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

Level 3 inputs are unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The Company's assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 and 2021 were as follows:

	December 31, 2022	December 31, 2021
	Level 2	Level 2
Assets:
Foreign currency cash flow hedges	$944	$2,825
Liabilities:
Foreign currency cash flow hedges	2,760	433

The derivative contracts are measured at fair value using models based on observable market inputs such as foreign currency exchange rates and interest rates; therefore, they are classified within Level 2 of the fair value hierarchy.

In addition to fair value disclosure requirements related to financial instruments carried at fair value, accounting standards require disclosures regarding the fair value of all of the Company's financial instruments.

The estimated fair value of long-term debt at December 31, 2022 and 2021 was $2,786,862 and $3,440,501, respectively. The estimated fair value of long-term debt is based on quoted market prices for similar instruments and is, therefore, classified as Level 2 within the fair value hierarchy.

The carrying values of cash equivalents, trade receivables, accounts payable and short-term borrowings are reasonable estimates of their fair values as of December 31, 2022 and 2021 due to the short-term nature of these instruments.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
14. Income Taxes

Income taxes have been based on the following components of earnings before provision for income taxes in the consolidated statements of earnings:

	Years Ended December 31,
	2022	2021	2020
Domestic	$731,796	$835,773	$464,145
Foreign	555,709	565,053	377,589
Total	$1,287,505	$1,400,826	$841,734

Income tax expense (benefit) for the years ended December 31, 2022, 2021 and 2020 is comprised of the following:

	Years Ended December 31,
	2022	2021	2020
Current:
U.S. federal	$106,768	$150,990	$79,305
State and local	1,450	28,106	13,312
Foreign	140,696	154,147	97,106
Total current	248,914	333,243	189,723
Deferred:
U.S. federal	(4,760)	(14,143)	2,777
State and local	303	3,165	(10,526)
Foreign	(22,328)	(45,257)	(23,691)
Total deferred	(26,785)	(56,235)	(31,440)
Total expense	$222,129	$277,008	$158,283

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
Differences between the effective income tax rate and the U.S. federal income statutory tax rate are as follows:

	Years Ended December 31,
	2022	2021	2020
U.S. federal income tax rate	21.0%	21.0%	21.0%
State and local taxes, net of federal income tax benefit	1.6	1.8	1.7
Foreign operations tax effect	0.1	(0.2)	(0.8)
Foreign-derived intangible income	(1.3)	(0.8)	(1.1)
Share awards	(0.2)	(0.8)	(1.2)
Dispositions	—	0.3	—
Audit resolutions	(3.2)	(1.4)	(0.9)
Other	(0.7)	(0.1)	0.1
Effective tax rate	17.3%	19.8%	18.8%

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows:

	December 31, 2022	December 31, 2021
Deferred Tax Assets:
Accrued compensation, postretirement and other employee benefits	$46,008	$61,388
Accrued expenses	20,608	30,143
Net operating loss and other carryforwards	317,186	334,483
Inventories	30,569	28,698
Allowance for credit losses	9,224	9,988
Accrued insurance	3,978	4,708
Long-term liabilities, warranty and environmental costs	2,851	3,043
Lease obligations	47,887	41,653
Capitalized research and development	26,548	—
Total gross deferred tax assets	504,859	514,104
Valuation allowance	(271,203)	(306,066)
Total deferred tax assets, net of valuation allowances	$233,656	$208,038
Deferred Tax Liabilities:
Intangible assets	$(417,809)	$(392,208)
Property, plant and equipment	(82,658)	(77,918)
Lease right-of-use assets	(45,202)	(40,181)
Other liabilities	(27,447)	(28,786)
Total gross deferred tax liabilities	(573,116)	(539,093)
Net deferred tax liability	$(339,460)	$(331,055)

Classified as follows in the Consolidated Balance Sheets:
Other assets and deferred charges	$35,690	$33,062
Deferred income taxes	(375,150)	(364,117)
	$(339,460)	$(331,055)

As of December 31, 2022, the Company has $263,260 of deferred tax assets recorded related to non-U.S. tax loss carryforwards primarily resulting from non-operating activities. The non-U.S. losses as of December 31, 2022 are available to be carried forward, with $59,366 of these losses expiring during the years 2023 through 2042, and the remaining $203,894 carried forward indefinitely.

As of December 31, 2022, the Company has $53,617 of deferred tax assets recorded related to U.S. federal and state tax loss and tax credit carryforwards. The U.S. federal and state tax losses and credits as of December 31, 2022 are available to be carried forward, with $46,186 expiring during the years 2023 through 2042, and the remaining $7,431 carried forward indefinitely.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
The Company maintains valuation allowances by jurisdiction against the deferred tax assets related to certain of these carryforwards for which it is more likely than not that some portion or all will not be realized.

Unrecognized Tax Benefits

The Company files U.S federal, state, local and non-U.S. tax returns. The Company is routinely audited by the tax authorities in these jurisdictions, and a number of audits are currently underway. It is reasonably possible during the next twelve months that uncertain tax positions may be settled, which could result in a decrease in the gross amount of unrecognized tax benefits. This decrease may result in an income tax benefit. Due to the potential for resolution of U.S federal, state and non-U.S. examinations, and the expiration of various statutes of limitation, the Company's gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $5,113. All significant U.S. federal, state, local and non-U.S. matters have been concluded through 2018. The Company believes adequate provision has been made for all income tax uncertainties.

The following table is a reconciliation of the beginning and ending balances of the Company's unrecognized tax benefits:

Total
Unrecognized tax benefits at January 1, 2020	$83,214
Additions based on tax positions related to the current year	3,134
Additions for tax positions of prior years	5,490
Reductions for tax positions of prior years	(3,599)
Cash settlements	(6,214)
Lapse of statutes	(9,687)
Unrecognized tax benefits at December 31, 2020 (1)	72,338
Additions based on tax positions related to the current year	5,859
Additions for tax positions of prior years	3,784
Reductions for tax positions of prior years	(13,008)
Cash settlements	(1,490)
Lapse of statutes	(2,831)
Unrecognized tax benefits at December 31, 2021 (1)	64,652
Additions based on tax positions related to the current year	3,315
Additions for tax positions of prior years	3,421
Reductions for tax positions of prior years	(39,439)
Cash settlements	(411)
Lapse of statutes	(3,352)
Unrecognized tax benefits at December 31, 2022 (1)	$28,186
(1) If recognized, the net amount of potential tax benefits as of December 31, 2022 that would impact the Company's effective tax rate is $23,496. During the years ended December 31, 2022, 2021 and 2020, the Company recorded income of $8,931, $2,654 and $78, respectively, as a component of provision for income taxes related to the accrued interest and penalties on net reductions to unrecognized tax benefits. The Company had accrued interest and penalties of $6,175 at December 31, 2022 and $15,107 at December 31, 2021, which are not included in the above table.

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

On May 7, 2021, the shareholders approved the 2021 Plan, to replace the 2012 Plan, which otherwise would have terminated according to its terms on May 3, 2022. Upon approval of the 2021 Plan, no additional awards could be granted under the 2012 Plan, and the remaining 4,888,197 shares available for additional award grant purposes became available for issuance under the 2021 Plan. The 2021 Plan provides for stock options and SARs, RSUs, PSAs, cash performance awards, directors' shares and deferred stock units. Under the 2021 Plan, a total of 8,300,000 newly authorized shares of common stock are reserved for issuance, resulting in a total of 13,188,197 authorized shares available for issuance. These shares are subject to adjustments resulting from stock dividends, stock splits, recapitalizations, reorganizations and other similar changes.

Officers and other key employees, as well as non-employee directors, are eligible to participate in the 2021 Plan, and were also eligible under the 2012 Plan which had a ten-year term between May 3, 2012 to May 3, 2022.

Stock-based compensation costs are reported within selling, general and administrative expenses in the consolidated statements of earnings. The following table summarizes the Company's compensation expense relating to all stock-based incentive plans:

	Years Ended December 31,
	2022	2021	2020
Pre-tax stock-based compensation expense	$30,821	$31,111	$25,026
Tax benefit	(2,993)	(2,859)	(2,731)
Total stock-based compensation expense, net of tax	$27,828	$28,252	$22,295

SARs

The exercise price per share for SARs is equal to the closing price of the Company's stock on the New York Stock Exchange on the date of grant. New common shares are issued when SARs are exercised. The period during which SARs are exercisable is fixed by the Company's Compensation Committee at the time of grant. Generally, the SARs vest after three years of service and expire at the end of ten years.

In 2022, 2021 and 2020, the Company issued SARs covering 335,285, 413,173 and 390,780 shares, respectively. The fair value of each SAR grant was estimated on the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	2022	2021	2020
Risk-free interest rate	1.86%	0.59%	1.44%
Dividend yield	1.25%	1.62%	1.65%
Expected life (years)	5.4	5.5	5.5
Volatility	29.46%	30.49%	22.76%
Grant price	$160.21	$122.73	$119.86
Fair value per share at date of grant	$42.07	$29.08	$22.54

Expected volatilities are based on Dover's stock price history, including implied volatilities from traded options on Dover stock. The Company uses historical data to estimate SAR exercises and employee termination patterns within the valuation model. The expected life of SARs granted is derived from the output of the option valuation model and represents the average period of time that SARs granted are expected to be outstanding. The interest rate for periods within the contractual life of the awards is based on the U.S. Treasury yield curve in effect at the time of grant.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

A summary of activity relating to SARs granted under the 2021 Plan and the 2012 Plan for the year ended December 31, 2022 is as follows:

	SARs
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at January 1, 2022	2,377,384	$89.49
Granted	335,285	160.21
Forfeited / expired	(76,856)	135.59
Exercised	(191,271)	76.15
Outstanding at December 31, 2022	2,444,542	98.70	6.0

Exercisable at December 31, 2022	1,443,544	$74.87	4.5

The following table summarizes information about outstanding SARs at December 31, 2022:

	SARs Outstanding				SARs Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Aggregate Intrinsic Value
$48.28 - $82.09	1,009,878	$67.86	3.8	$68,217	1,009,878	$67.86	3.8	$68,217
$84.94 - $119.86	771,613	$103.70	6.6	24,469	433,666	$91.20	6.1	19,172
$122.73 - $160.21	663,051	$139.87	8.6	4,515	—	$—	0	—
	2,444,542			$97,201	1,443,544			$87,389
Unrecognized compensation expense related to SARs not yet exercisable was $9,855 at December 31, 2022. This cost is expected to be recognized over a weighted average period of 1.8 years.

Other information regarding the exercise of SARs is listed below:

	2022	2021	2020
Fair value of SARs that became exercisable	$8,939	$10,199	$8,585
Aggregate intrinsic value of SARs exercised	$11,992	$62,895	$55,031

PSAs

PSAs granted are expensed over the three-year requisite performance and service period. Awards become vested if (1) the Company achieves certain market conditions and (2) the employee remains continuously employed by the Company during the performance period. Partial vesting may occur after separation from service in the case of certain terminations not for cause and for retirements.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
In 2022, 2021 and 2020, the Company issued performance shares covering 40,087, 50,371 and 49,056 shares, respectively.

The PSAs granted in 2022, 2021 and 2020 are market condition awards as attainment is based on Dover's performance relative to its peer group (companies listed under the S&P 500 Industrials sector) for the relevant performance period. The performance period and vesting period for these awards is approximately three years. These awards were valued on the date of grant using the Monte Carlo simulation model (a binomial lattice-based valuation model), and are generally recognized ratably over the vesting period. The fair value is not subject to change based on future market conditions. The assumptions used in determining the fair value of the performance shares granted in 2022, 2021 and 2020 were as follows:

	2022	2021	2020
Risk-free interest rate	1.68%	0.19%	1.40%
Dividend yield	1.25%	1.62%	1.65%
Expected life (years)	2.9	2.9	2.9
Volatility	31.10%	31.90%	23.30%

Grant price	$160.21	$122.73	$119.86
Fair value per share at date of grant	$196.40	$148.29	$165.71

A summary of activity for PSAs for the year ended December 31, 2022 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2022	96,129	$156.88
Granted	40,087	196.40
Forfeited	(4,690)	167.93
Vested	(45,719)	165.71
Unvested at December 31, 2022	85,807	$170.03

Unrecognized compensation expense related to unvested performance shares as of December 31, 2022 was $7,702, which will be recognized over a weighted average period of 1.7 years.

RSUs

The Company also has restricted stock authorized for grant. Common stock of the Company may be granted at no cost to certain officers and key employees. In general, restrictions limit the sale or transfer of these shares during a three-year period, and restrictions lapse proportionately over the three-year period. The Company granted 79,556, 87,177 and 83,512 of RSUs in 2022, 2021 and 2020, respectively. The fair value of these awards was determined using Dover's closing stock price on the date of grant, which was $160.21, $122.73, and $119.86 in 2022, 2021 and 2020, respectively.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
A summary of activity for RSUs for the year ended December 31, 2022 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2022	202,682	$107.03
Granted	79,556	160.21
Forfeited	(14,920)	136.85
Vested	(119,642)	101.41
Unvested at December 31, 2022	147,676	$135.98

Unrecognized compensation expense relating to unvested RSUs as of December 31, 2022 was $9,762, which will be recognized over a weighted average period of 1.4 years.

Directors' Shares

The Company issued the following shares to its non-employee directors as partial compensation for serving as directors of the Company:

	Years ended December 31,
	2022	2021	2020
Aggregate shares granted	10,730	7,917	9,854
Deferred stock units	(7,247)	(5,322)	(6,278)
Net shares issued	3,483	2,595	3,576

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

Litigation

A few of the Company's subsidiaries are involved in legal proceedings relating to the cleanup of waste disposal sites identified under federal and state statutes which provide for the allocation of such costs among "potentially responsible parties." In each instance, the extent of the Company's liability appears to be relatively insignificant in relation to the total projected expenditures and the number of other "potentially responsible parties" involved and is anticipated to be immaterial to the Company. In addition, a few of the Company's subsidiaries are involved in ongoing remedial activities at certain current and former plant sites, in cooperation with regulatory agencies, and appropriate estimated liabilities have been established. See Note 10 — Other Accrued Expenses and Other Liabilities for additional details.

The Company and some of its subsidiaries are also parties to a number of other legal proceedings incidental to their businesses. These proceedings primarily involve claims by private parties alleging injury arising out of use of the Company's products, patent infringement, employment matters and commercial disputes. Management and legal counsel, at least quarterly, review the probable outcome of such proceedings, the costs and expenses reasonably expected to be incurred and currently accrued to-date and consider the availability and extent of insurance coverage. The Company has estimated liabilities for these other legal matters that are probable and estimable, and at December 31, 2022 and 2021, these liabilities were immaterial. While it is not possible at this time to predict the outcome of these legal actions, in the opinion of management, based on the aforementioned reviews, the Company is not currently involved in any legal proceedings which, individually or in the aggregate, could have a material effect on its financial position, results of operations, or cash flows.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
17. Employee Benefit Plans

The Company offers defined contribution retirement plans which cover the majority of its U.S. employees, as well as employees in certain other countries. The Company’s expense relating to defined contribution plans was $57,543, $59,719 and $52,629 for the years ended December 31, 2022, 2021 and 2020, respectively.

The Company sponsors qualified defined benefit pension plans covering certain employees of the Company and its subsidiaries. The plans' benefits are generally based on years of service and employee compensation. The Company also provides to certain management employees, through non-qualified plans, supplemental retirement benefits in excess of qualified plan limits imposed by federal tax law.

In July 2013, the Company announced that, after December 31, 2013, the U.S. qualified and non-qualified defined benefit plans would be closed to new employees. All pension-eligible employees as of December 31, 2013 will continue to earn a pension benefit through December 31, 2023 as long as they remain employed by the Company participating in the impacted plans. The Company also announced that effective January 1, 2024, the plans would be frozen to any future benefit accruals.

The Company also maintains other post-retirement benefit plans. These plans are closed to new entrants and are not considered to be significant. The supplemental and other post-retirement benefit plans are supported by the general assets of the Company.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
Obligations and Funded Status

The following tables summarize the change in benefit obligations, change in plan assets, and funded status associated with the Company's significant defined benefit plans and the amounts recognized in the consolidated balance sheets at December 31, 2022 and 2021:

	Qualified Defined Benefits				Non-Qualified Supplemental Benefits
	U.S. Plan		Non-U.S. Plans
	2022	2021	2022	2021	2022	2021
Change in benefit obligation:
Benefit obligation at beginning of year	$478,346	$524,181	$314,715	$340,829	$42,905	$51,194
Service cost	5,703	7,134	4,675	5,749	1,426	1,561
Interest cost	13,745	13,605	5,220	3,590	1,215	1,232
Plan participants' contributions	—	—	2,186	2,009	—	—
Benefits paid	(17,680)	(18,221)	(9,756)	(7,519)	(3,831)	(5,331)
Actuarial gains(1)	(126,985)	(19,393)	(72,977)	(20,766)	(9,596)	(4,568)
Amendments	—	—	(2,291)	1,828	384	—
Settlements and curtailments	(33,228)	(28,960)	(8,849)	(3,517)	—	(1,183)
Currency translation and other	—	—	(17,606)	(7,488)	—	—
Benefit obligation at end of year	319,901	478,346	215,317	314,715	32,503	42,905
Change in plan assets:
Fair value of plan assets at beginning of year	573,100	606,896	219,677	212,748	—	—
Actual return on plan assets	(125,011)	13,385	(48,147)	10,664	—	—
Company contributions	—	—	9,059	8,121	3,831	6,262
Plan participants' contributions	—	—	2,186	2,009	—	—
Benefits paid	(17,680)	(18,221)	(9,756)	(7,519)	(3,831)	(5,331)
Settlements and curtailments	(36,356)	(28,960)	(8,640)	(2,287)	—	(931)
Currency translation and other	—	—	(11,519)	(4,059)	—	—
Fair value of plan assets at end of year	394,053	573,100	152,860	219,677	—	—
Funded (Unfunded) status	$74,152	$94,754	$(62,457)	$(95,038)	$(32,503)	$(42,905)
Amounts recognized in the consolidated balance sheets consist of:
Assets and Liabilities:
Other assets and deferred charges	$74,152	$94,754	$1,863	$1,575	$—	$—
Accrued compensation and employee benefits	—	—	(1,774)	(1,729)	(7,243)	(4,776)
Other liabilities (deferred compensation)	—	—	(62,546)	(94,884)	(25,260)	(38,129)
Total assets (liabilities)	74,152	94,754	(62,457)	(95,038)	(32,503)	(42,905)
Accumulated Other Comprehensive Loss (Earnings):
Net actuarial losses (gains)	55,227	33,545	31,607	50,878	(28,304)	(20,724)
Prior service cost (credit)	—	110	(3,006)	(1,303)	1,874	2,980
Tax (benefit) expense	(11,474)	(6,686)	(6,434)	(11,836)	5,768	3,840
Total accumulated other comprehensive loss (earnings), net of tax	43,753	26,969	22,167	37,739	(20,662)	(13,904)
Net amount recognized at December 31,	$117,905	$121,723	$(40,290)	$(57,299)	$(53,165)	$(56,809)

Accumulated benefit obligations	$318,275	$471,871	$210,259	$302,929	$31,523	$41,110
(1) The actuarial gains were primarily due to discount rate fluctuations.

The Company's net unfunded status at December 31, 2022 and 2021 includes net liabilities of $62,457 and $95,038, respectively, relating to the Company's significant international qualified plans, some in locations where it is not economically advantageous to pre-fund the plans due to local regulations. The majority of the international obligations relate to defined pension plans operated by the Company's businesses in Germany, France, the United Kingdom, and Italy.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
The accumulated benefit obligation for all defined benefit pension plans was $560,057 and $815,910 at December 31, 2022 and 2021, respectively.

Non-U.S. pension plans with accumulated benefit obligations in excess of plan assets consist of the following at December 31, 2022 and 2021:

	2022	2021
Accumulated benefit obligation	$124,082	$193,710
Fair value of plan assets	64,112	106,519

Non-U.S. pension plans with projected benefit obligations in excess of plan assets consist of the following at December 31, 2022 and 2021:

	2022	2021
Projected benefit obligation	$200,671	$292,701
Fair value of plan assets	136,351	196,088

The Company has adjusted the prior year amounts for projected benefit obligations in excess of plan assets in the table above.

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

Components of the net periodic benefit cost were as follows:

Defined Benefit Plans

	Qualified Defined Benefits						Non-Qualified Supplemental Benefits
	U.S. Plan			Non-U.S. Plans
	2022	2021	2020	2022	2021	2020	2022	2021	2020
Service cost	$5,703	$7,134	$6,824	$4,675	$5,749	$5,345	$1,426	$1,561	$1,272
Interest cost	13,745	13,605	16,272	5,220	3,590	3,697	1,215	1,232	1,765
Expected return on plan assets	(29,104)	(28,980)	(31,475)	(7,191)	(7,188)	(6,837)	—	—	—
Amortization of:
Prior service cost (credit)	110	212	227	(526)	(453)	(493)	1,490	1,531	1,695
Recognized actuarial loss (gain)	2,300	10,012	7,536	1,747	3,938	3,047	(2,016)	(1,672)	(1,857)
Settlement and curtailment loss (gain)	6,276	2,031	—	(393)	194	25	—	(743)	—
Net periodic (benefit) expense	$(970)	$4,014	$(616)	$3,532	$5,830	$4,784	$2,115	$1,909	$2,875

Assumptions

The Company determines actuarial assumptions on an annual basis. The weighted average assumptions used in determining the benefit obligations were as follows:

	Qualified Defined Benefits				Non-Qualified Supplemental Benefits
	U.S. Plan		Non-U.S. Plans
	2022	2021	2022	2021	2022	2021
Discount rate	5.55%	2.95%	3.57%	1.18%	5.50%	2.90%
Average wage increase	4.00%	4.00%	1.70%	1.53%	4.50%	4.50%

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

The weighted average assumptions used in determining the net periodic benefit cost were as follows:

	Qualified Defined Benefits						Non- Qualified Supplemental Benefits
	U.S. Plan			Non-U.S. Plans
	2022	2021	2020	2022	2021	2020	2022	2021	2020
Discount rate	2.95%	2.65%	3.40%	1.18%	0.79%	1.18%	2.90%	2.45%	3.20%
Average wage increase	4.00%	4.00%	4.00%	1.53%	1.51%	1.80%	4.50%	4.50%	4.50%
Expected return on plan assets	5.60%	5.60%	6.30%	3.47%	3.40%	3.69%	na	na	na

The Company's discount rate assumption is determined by developing a yield curve based on high quality corporate bonds with maturities matching the plans' expected benefit payment streams. The plans' expected cash flows are then discounted by the resulting year-by-year spot rates.

Plan Assets

The primary financial objective of the plans is to secure participant retirement benefits. Accordingly, the key objective in the plans' financial management is to promote stability and, to the extent appropriate, growth in the funded status. Related and supporting financial objectives are established in conjunction with a review of current and projected plan financial requirements.

As it relates to the funded defined benefit pension plans, the Company's funding policy is consistent with the funding requirements of the Employment Retirement Income Security Act ("ERISA") and applicable international laws. The Company is responsible for overseeing the management of the investments of the plans' assets and otherwise ensuring that the plans' investment programs are in compliance with ERISA, other relevant legislation and the related plan documents. Where relevant, the Company has retained professional investment managers to manage the plans' assets and implement the investment process. The investment managers, in implementing their investment processes, have the authority and responsibility to select appropriate investments in the asset classes specified by the terms of their applicable prospectus or investment manager agreements with the plans.

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

The Company's actual and target weighted average asset allocation for our U.S. Qualified Defined Benefits Plan was as follows:

	2022	2021	Current Target
Return-seeking investments	27%	29%	30%
Liability hedging investments	73%	69%	70%
Other	—%	2%	—%
Total	100%	100%	100%

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

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
The fair values of both U.S. and non-U.S. pension plan assets by asset category within the fair value hierarchy (as defined in Note 13 — Financial Instruments) were as follows:

	U.S. Qualified Defined Benefits Plan
	12/31/2022			12/31/2021
	Level 1	Level 2	Total Fair Value	Level 1	Level 2	Total Fair Value
Corporate bonds	$—	$201,203	$201,203	$—	$316,367	$316,367
Government securities	—	56,978	56,978	—	73,115	73,115
Interest-bearing cash and short-term investments	2,900	—	2,900	3,227	—	3,227
Total investments at fair value	2,900	258,181	261,081	3,227	389,482	392,709
Investments measured at net asset value*
Collective funds	—	—	106,273	—	—	167,551
Short-term investment funds	—	—	26,699	—	—	12,840
Total investments	$2,900	$258,181	$394,053	$3,227	$389,482	$573,100

	Non-U.S. Plans
	12/31/2022				12/31/2021
	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Common stocks	$46,618	$—	$—	$46,618	$58,054	$—	$—	$58,054
Fixed income investments	—	25,168	—	25,168	—	27,034	—	27,034
Mutual funds	20,031	—	—	20,031	30,675	—	—	30,675
Cash and cash equivalents	909	—	—	909	3,634	—	—	3,634
Other	—	996	16,294	17,290	—	2,877	20,252	23,129
Total investments at fair value	67,558	26,164	16,294	110,016	92,363	29,911	20,252	142,526
Investments measured at net asset value*
Collective funds	—	—	—	39,675	—	—	—	72,235
Other	—	—	—	3,169	—	—	—	4,916
Total investments	$67,558	$26,164	$16,294	$152,860	$92,363	$29,911	$20,252	$219,677
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

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
The fair value measurement of plan assets using significant unobservable inputs (Level 3) changed during 2021 and 2022, due to the following:

Level 3
Balance at December 31, 2020	$21,276
Actual return on plan assets:
Relating to assets still held at December 31, 2021	48
Relating to assets sold during the period	—
Purchases	1,664
Sales and settlements	(2,158)
Foreign currency translation	(578)
Balance at December 31, 2021	20,252
Actual return on plan assets:
Relating to assets still held at December 31, 2022	(382)
Relating to assets sold during the period	—
Purchases	1,852
Sales and settlements	(4,808)
Foreign currency translation	(620)
Balance at December 31, 2022	$16,294

Future Estimates

Benefit Payments

Estimated future benefit payments to retirees, which reflect expected future service except to the extent frozen, are as follows:

	Qualified Defined Benefits		Non-Qualified Supplemental Benefits
	U.S. Plan	Non-U.S. Plans
2023	$25,946	$10,677	$7,440
2024	27,511	10,969	5,231
2025	26,121	10,800	2,312
2026	25,567	11,859	4,599
2027	25,307	14,156	1,800
2028 - 2032	122,304	68,857	14,348

Contributions

In 2023, the Company expects to make payments of approximately $7.1 million to its non-US plans and $7.4 million to its non-qualified U.S. plan. No payments are expected for the qualified U.S. plan in 2023.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
18. Accumulated Other Comprehensive Earnings (Loss)

The components of accumulated other comprehensive earnings (loss) are as follows:

	December 31, 2022	December 31, 2021
Cumulative foreign currency translation adjustments	$(220,224)	$(107,130)
Pension and other postretirement benefit plans	(45,258)	(50,448)
Changes in fair value of cash flow hedges and other	(741)	3,526
	$(266,223)	$(154,052)

Amounts reclassified from accumulated other comprehensive earnings (loss) to earnings (loss) during the year ended December 31, 2022, 2021 and 2020 were as follows:

	Years Ended December 31,
	2022	2021	2020
Foreign currency translation:
Reclassification of foreign currency translation losses to earnings	$5,915	$—	$—
Tax benefit	—	—	—
Net of tax	$5,915	$—	$—
Pension and other postretirement benefit plans:
Amortization of actuarial losses	$2,965	$12,278	$8,583
Amortization of prior service costs and transition obligation	1,074	1,304	1,442
Settlement and curtailment	4,282	1,482	25
Total before tax	8,321	15,064	10,050
Tax benefit	(1,842)	(3,423)	(2,184)
Net of tax	$6,479	$11,641	$7,866
Cash flow hedges:
Net gains reclassified into earnings	$(4,797)	$(6,271)	$(817)
Tax expense	1,065	1,400	185
Net of tax	$(3,732)	$(4,871)	$(632)

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

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
19. Segment Information

The Company categorizes its operating companies into five reportable segments: Engineered Products, Clean Energy & Fueling, Imaging & Identification, Pumps & Process Solutions, and Climate & Sustainability Technologies. The Company's businesses are structured around similar business models, go-to market strategies, manufacturing practices and product categories which increases management efficiency and better aligns Dover's operations with its strategic initiatives and capital allocation priorities, and provides greater transparency about performance. Operating segments are defined as the components of an enterprise for which separate financial information is available, that engage in business activities from which they may recognize revenues and incur expenses, and that are regularly evaluated by the entity's chief operating decision maker or decision-making group, which is composed of Dover's executive leadership team, in making resource allocation decisions and evaluating performance.

The five reportable segments are as follows:

•Engineered Products segment provides a wide range of equipment, components, software, solutions and services to the vehicle aftermarket, waste handling, industrial automation, aerospace and defense, industrial winch and hoist, and fluid dispensing end-markets.

•Clean Energy & Fueling segment provides components, equipment, software, solutions and services enabling safe and reliable storage, transport and dispensing of traditional and clean fuels (including liquefied natural gas, hydrogen, and electric vehicle charging), cryogenic gases, and other hazardous substances along the supply chain, and safe and efficient operation of convenience retail, retail fueling and vehicle wash establishments, as well as facilities where cryogenic gases are produced, stored or consumed.

•Imaging & Identification segment supplies precision marking and coding, product traceability, brand protection and digital textile printing equipment, as well as related consumables, software and services to the global packaged and consumer goods, pharmaceutical, industrial manufacturing, textile and other end-markets.

•Pumps & Process Solutions segment manufactures specialty pumps and flow meters, highly engineered precision components for rotating and reciprocating machines, fluid connecting solutions and plastics and polymer processing equipment, serving single-use biopharmaceutical production, diversified industrial manufacturing, chemical production, plastics and polymer processing, midstream and downstream oil and gas and other end-markets.

•Climate & Sustainability Technologies segment is a provider of innovative and energy-efficient equipment, components and parts for the commercial refrigeration, equipment and systems, heating and cooling and beverage can-making equipment markets.

The Company's Chief Operating Decision Maker ("CODM") uses segment earnings to evaluate segment performance and allocate resources. Segment earnings is defined as earnings before purchase accounting expenses, restructuring and other costs, loss (gain) on dispositions, corporate expenses/other, interest expense, interest income and provision for income taxes.

During the year ended December 31, 2022, the segment measure of profit and loss used by the CODM was changed to segment earnings from segment earnings (EBIT), defined as earnings before corporate expenses/other, interest expense, interest income and provision for income taxes. This change in segment measure allows the CODM to better assess operating results over time and is consistent with how the CODM evaluates our businesses. Accordingly, we have updated our segment earnings for the years ended 2021 and 2020 to conform to the new presentation.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
Segment financial information and a reconciliation of segment results to consolidated results follows:

	Years Ended December 31,
	2022	2021	2020
Revenue:
Engineered Products	$2,043,632	$1,780,827	$1,531,277
Clean Energy & Fueling	1,878,507	1,648,153	1,476,282
Imaging & Identification	1,123,815	1,163,367	1,038,178
Pumps & Process Solutions	1,728,235	1,708,634	1,324,003
Climate & Sustainability Technologies	1,737,724	1,608,175	1,316,090
Intersegment eliminations	(3,825)	(2,075)	(2,070)
Total consolidated revenue	$8,508,088	$7,907,081	$6,683,760
Net earnings:
Segment earnings:
Engineered Products	$346,519	$277,852	$265,143
Clean Energy & Fueling	352,993	327,186	290,233
Imaging & Identification	268,084	266,932	224,033
Pumps & Process Solutions	533,018	575,593	348,733
Climate & Sustainability Technologies	254,484	185,517	126,093
Total segment earnings	1,755,098	1,633,080	1,254,235
Purchase accounting expenses (1)	181,103	141,980	138,515
Restructuring and other costs (2)	38,990	38,436	51,472
Loss (gain) on dispositions (3)	194	(206,338)	(5,213)
Corporate expense / other (4)	135,280	156,298	119,361
Interest expense	116,456	106,319	111,937
Interest income	(4,430)	(4,441)	(3,571)
Earnings before provision for income taxes	1,287,505	1,400,826	841,734
Provision for income taxes	222,129	277,008	158,283
Net earnings	$1,065,376	$1,123,818	$683,451
Segment margins:
Engineered Products	17.0%	15.6%	17.3%
Clean Energy & Fueling	18.8%	19.9%	19.7%
Imaging & Identification	23.9%	22.9%	21.6%
Pumps & Process Solutions	30.8%	33.7%	26.3%
Climate & Sustainability Technologies	14.6%	11.5%	9.6%
Total segments	20.6%	20.7%	18.8%
Net earnings	12.5%	14.2%	10.2%
Depreciation and amortization:
Other depreciation and amortization (5):
Engineered Products	$27,745	$27,036	$25,242
Clean Energy & Fueling	28,815	25,842	26,053
Imaging & Identification	14,185	14,189	13,795
Pumps & Process Solutions	40,839	39,272	38,667
Climate & Sustainability Technologies	26,204	26,987	24,582
Total other depreciation and amortization	137,788	133,326	128,339
Corporate depreciation and amortization	8,137	7,250	6,535
Depreciation and amortization included in purchase accounting expenses and restructuring and other	161,613	149,547	144,177
Consolidated total	$307,538	$290,123	$279,051
(1) Purchase accounting expenses are primarily comprised of amortization of intangible assets and charges related to fair value step-ups for acquired inventory sold during the period.
(2) Restructuring and other costs relate to actions taken for headcount reductions, facility consolidations and site closures, exit costs, and other asset charges. Restructuring and other costs consist of the following:

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

	Years Ended December 31,
	2022	2021	2020
Restructuring	$30,480	$26,705	$44,468
Other costs, net	8,510	11,731	7,004
Restructuring and other costs	$38,990	$38,436	$51,472
(3) Loss (gain) on dispositions includes working capital adjustments related to dispositions.
(4) Certain expenses are maintained at the corporate level and not allocated to the segments. These expenses include executive and functional compensation costs, non-service pension costs, non-operating insurance expenses, shared business services overhead costs, deal related expenses and various administrative expenses relating to the corporate headquarters.
(5) Other depreciation and amortization relates to property, plant, and equipment and intangibles, and excludes amounts related to purchase accounting expenses and restructuring and other costs.

Selected financial information by segment (continued):

Capital expenditures:	2022	2021	2020
Engineered Products	$39,765	$48,453	$23,515
Clean Energy & Fueling	33,489	25,167	26,903
Imaging & Identification	14,695	10,671	10,690
Pumps & Process Solutions	82,817	44,578	52,804
Climate & Sustainability Technologies	41,426	34,335	42,923
Corporate	8,770	8,261	8,857
Consolidated total	$220,962	$171,465	$165,692

Total assets at December 31:	2022	2021
Engineered Products	$1,771,689	$1,678,317
Clean Energy & Fueling	3,068,260	3,201,504
Imaging & Identification	1,821,649	1,871,039
Pumps & Process Solutions (6)	2,161,210	1,709,852
Climate & Sustainability Technologies	1,525,449	1,358,118
Corporate (7)	548,262	584,797
Total assets	$10,896,519	$10,403,627
(6) Increase primarily driven by 2022 acquisitions. See Note 3 — Acquisitions for additional information.
(7) Corporate assets are comprised primarily of cash and cash equivalents.

	Revenue			Long-Lived Assets (8)
	Years Ended December 31,			At December 31,
	2022	2021	2020	2022	2021
United States	$4,847,321	$4,305,957	$3,677,285	$629,140	$584,948
Europe	1,792,020	1,797,138	1,482,520	291,921	283,952
Asia	939,093	901,141	745,150	57,253	62,210
Other Americas	667,673	612,751	535,091	21,763	20,627
Other	261,981	290,094	243,714	4,748	5,573
Consolidated total	$8,508,088	$7,907,081	$6,683,760	$1,004,825	$957,310
(8) Long-lived assets are comprised of net property, plant and equipment.

The U.S. was the largest geographical market for the Engineered Products, Clean Energy & Fueling, Pumps & Process Solutions, and Climate & Sustainability Technologies segments, and Europe was the largest market for the Imaging & Identification segment.

Revenue is attributed to regions based on the location of the Company's customer, which in some instances is an intermediary and not necessarily the end user. The Company's businesses serve thousands of customers, none of which individually accounted for more than 10% of consolidated revenue.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
20. Earnings per Share

The following table sets forth a reconciliation of the information used in computing basic and diluted earnings per share:

	Years Ended December 31,
	2022	2021	2020
Net earnings	$1,065,376	$1,123,818	$683,451

Basic earnings per common share:
Net earnings	$7.47	$7.81	$4.74

Weighted average basic shares outstanding	142,681,000	143,923,000	144,050,000
Diluted earnings per common share:
Net earnings	$7.42	$7.74	$4.70

Weighted average diluted shares outstanding	143,595,000	145,273,000	145,393,000

The following table is a reconciliation of the share amounts used in computing earnings per share:

	Years Ended December 31,
	2022	2021	2020
Weighted average shares outstanding - basic	142,681,000	143,923,000	144,050,000
Dilutive effect of assumed exercise of SARs and vesting of performance shares and RSUs	914,000	1,350,000	1,343,000
Weighted average shares outstanding - diluted	143,595,000	145,273,000	145,393,000

Diluted earnings per share amounts are computed using the weighted average number of common shares outstanding and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of SARs and vesting of performance shares and RSUs, as determined using the treasury stock method. For the years ended December 31, 2022, 2021 and 2020, the weighted average number of anti-dilutive potential common shares excluded from the calculation above totaled 21,173, 1,072 and 30,378, respectively.

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

On August 31, 2022, the Company entered into a $500,000 accelerated share repurchase agreement (the "ASR Agreement") with Bank of America N.A. ("Bank of America") to repurchase its shares in an accelerated share repurchase program (the "ASR Program"). The ASR Program is classified as equity, initially recorded at fair value with no subsequent remeasurement. The Company conducted the ASR Program under the November 2020 share repurchase authorization. The Company funded the ASR Program with net proceeds from commercial paper.

Under the terms of the ASR Agreement, the Company paid Bank of America $500,000 on September 1, 2022 and on that date received initial deliveries of 3,201,025 shares, representing a substantial majority of the shares expected to be retired over the course of the ASR Agreement. In December 2022, Bank of America delivered 691,270 additional shares which completed the ASR Program. During 2022, the Company received a total of 3,892,295 shares upon completion of the ASR

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
Agreement. The total number of shares ultimately repurchased under the ASR Agreement was based on the volume-weighted average share price of Dover's common stock during the calculation period of the ASR Program, less a discount, which was $128.46 over the term of the ASR Program.

During the years ended December 31, 2022, 2021, and 2020, exclusive of the ASR Program, the Company repurchased 641,428, 182,951, and 979,165 shares of common stock at a total cost of $85,000, $21,637, and $106,279 or $132.52, $118.27, and $108.54 per share, respectively.

As of December 31, 2022, 15,283,326 shares remain authorized for repurchase under the November 2020 share repurchase authorization.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2022, 2021 and 2020
(In thousands)

Deferred Tax Valuation Allowance	Balance at Beginning of Year	Additions	Reductions	Balance at End of Year

Year Ended December 31, 2022	$306,066	4,960	(39,823)	$271,203

Year Ended December 31, 2021	$287,679	38,514	(20,127)	$306,066

Year Ended December 31, 2020	$244,153	49,130	(5,604)	$287,679

LIFO Reserve	Balance at Beginning of Year	Charged to Cost and Expense	Reductions	Balance at End of Year

Year Ended December 31, 2022	$13,155	2,329	(1,333)	$14,151

Year Ended December 31, 2021	$7,149	7,220	(1,214)	$13,155

Year Ended December 31, 2020	$11,428	357	(4,636)	$7,149

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company's management, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act were effective as of December 31, 2022 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the fourth quarter of 2022, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Inherent Limitations Over Internal Controls

The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that:

i.pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company's assets;

ii.provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with authorizations of the Company's management and directors; and

iii.provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Management's report on the effectiveness of the Company's internal control over financial reporting is included in Item 8 of this Form 10-K. Management, including the Company's Chief Executive Officer and Chief Financial Officer, does not expect that the Company's internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods is subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information with respect to the corporate governance matters required to be included pursuant to this Item 10 will be included in the 2023 Proxy Statement that will be filed with the Securities and Exchange Commission pursuant to Rule 14a-6 under the Exchange Act in accordance with applicable SEC deadlines, and is incorporated in this Item 10 by reference.

As set forth below is a list of the members of our Board of Directors as of February 10, 2023.

Deborah L. DeHaas 1
Former Vice Chairman of Deloitte and Managing Partner of the Center for Board Effectiveness

H. John Gilbertson, Jr.1,4
Retired Managing Director, Goldman Sachs Group Inc.

Kristiane C. Graham2,3
Private Investor

Michael F. Johnston, Chairman of the Board2,3
Retired Chief Executive Officer, Visteon Corporation

Michael Manley1,4
Chief Executive Officer of AutoNation, Inc.

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
Former Executive Vice President & Chief Financial Officer, Family Dollar Stores, Inc.

1 Members of Audit Committee
2 Members of Compensation Committee
3 Members of Governance & Nominating Committee
4 Members of Finance Committee

The information with respect to Section 16(a) reporting compliance required to be included in this Item 10 will be included in our 2023 Proxy Statement and is incorporated in this Item 10 by reference.

The Company has adopted a code of ethics that applies to its chief executive officer and senior financial officers. A copy of this code of ethics can be found on our website at www.dovercorporation.com. In the event of any amendment to, or waiver from, the code of ethics, we will publicly disclose the amendment or waiver by posting the information on our website.

ITEM 11. EXECUTIVE COMPENSATION

The information with respect to executive compensation and the compensation committee required to be included pursuant to this Item 11 will be included in our 2023 Proxy Statement and is incorporated in this Item 11 by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information regarding security ownership of certain beneficial owners and management that is required to be included pursuant to this Item 12 will be included in our 2023 Proxy Statement and is incorporated in this Item 12 by reference.

Equity Compensation Plans

The Equity Compensation Plan Table below presents information regarding our equity compensation plans at December 31, 2022:

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (2)
Equity compensation plans approved by stockholders	2,678,025	$98.70	12,533,401
Equity compensation plans not approved by stockholders	—	—	—
Total	2,678,025	$98.70	12,533,401

1.Column (a) includes shares issuable pursuant to outstanding stock appreciation rights ("SARs"), restricted stock units ("RSUs") and performance share awards ("PSAs") under the Company's 2021 Omnibus Incentive Plan (the "2021 Plan") and 2012 Equity and Cash Incentive Plan (the "2012 Plan"). Performance shares are subject to satisfaction of the applicable performance criteria over a three-year performance period. RSUs and PSAs are not reflected in the weighted exercise price in column (b) as these awards do not have an exercise price.

2.Column (c) consists of shares available for future issuance under the Company's 2021 Plan. Under the 2021 Plan, the Company may grant stock options, SARs, restricted stock, RSUs, PSAs, director shares, or deferred stock units. Under the 2021 Plan, the number of shares available for issuance will be reduced (i) by one share for each share issued pursuant to options or SARs and (ii) by three shares for each share of stock issued pursuant to restricted stock, RSUs, PSAs, director share, or deferred stock unit awards.

As of December 31, 2022, equity securities have been authorized for issuance to employees and/or non-employee directors under the 2021 Plan and its predecessor plan (the "2012 Plan"). Although the 2012 Plan has expired and no further awards may be granted under the Plan, there remain outstanding SARs, RSUs, and PSAs under the 2012 Plan, which are reflected in Column (a) of the table.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information with respect to any director independence, related party transaction policies and any reportable transaction, business relationship, or indebtedness between the Company and the beneficial owners of more than 5% of the Common Stock, the directors or nominees for director of the Company, the executive officers of the Company, or the members of the immediate families of such individuals that are required to be included pursuant to this Item 13 will be included in the 2023 Proxy Statement and is incorporated in this Item 13 by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information with respect to the Company's relationship with its independent registered public accounting firm and fees paid thereto required to be included pursuant to this Item 14 will be included in the 2023 Proxy Statement and is incorporated in this Item 14 by reference.

The information with respect to audit committee pre-approval policies and procedures required to be included pursuant to this Item 14 will be included in the 2023 Proxy Statement and is incorporated in this Item 14 by reference.

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

EXHIBIT INDEX

(3)(i)
Fifth Restated Certificate of Incorporation of the Company, filed as Exhibit 3(i)(a) to the Company's Current Report on Form 8-K filed May 7, 2019 (SEC File No. 001-04018), is incorporated by reference.

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

(4.11)
Fifth Supplemental Indenture, dated as of November 3, 2015, between the Company and J.P. Morgan Trust Company National Association, as trustee, filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on November 3, 2015 (SEC File No. 001-04018), is incorporated by reference.

(4.12)
Form of Global Note representing the 3.150% Notes due 2025 ($400,000,000 aggregate principal amount) (included as Exhibit A to the Fifth Supplemental Indenture), filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on November 3, 2015 (SEC File No. 001-04018), is incorporated by reference.

(4.13)
Sixth Supplemental Indenture, dated as of November 9, 2016, between the Company and J.P. Morgan Trust Company National Association, as trustee, filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on November 9, 2016 (SEC File No. 001-04018), is incorporated by reference.

(4.14)
Form of Global Note representing the 1.250% Notes due 2026 (€600,000,000 aggregate principal amount)  (included as Exhibit A to the Sixth Supplemental Indenture), filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on November 9, 2016 (SEC File No. 001-04018), is incorporated by reference.

(4.15)
Seventh Supplemental Indenture, dated as of November 4, 2019, between the Company and the Bank of New York Mellon, filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on November 4, 2019 (SEC File No. 001-04018), is incorporated by reference.

(4.16)
Form of Global Note representing the 0.750% Notes due 2027 (€500,000,000 aggregate principal amount)  (included as Exhibit A to the Seventh Supplemental Indenture), filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed on November 4, 2019 (SEC File No. 001-04018), is incorporated by reference.

(4.17)
Eighth Supplemental Indenture, dated as of November 4, 2019, between the Company and the Bank of New York Mellon, as trustee, filed as Exhibit 4.3 to the Company's Current Report on Form 8-K filed on November 4, 2019 (SEC File No. 001-04018), is incorporated by reference.

(4.18)
Form of Global Note representing the 2.950% Notes due 2029 ($300,000,000 aggregate principal amount)  (included as Exhibit A to the Eighth Supplemental Indenture), filed as Exhibit 4.4 to the Company's Current Report on Form 8-K filed on November 4, 2019 (SEC File No. 001-04018), is incorporated by reference.

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
(10.1)
Five-Year Credit Agreement, dated as of October 4, 2019, among the Company, the Borrowing Subsidiaries party thereto from time to time, the Lenders party thereto, and JPMorgan Chase Bank, N.A, as Administrative Agent, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed October 10, 2019 (SEC File No. 001-04018), is incorporated by reference.

(10.2)
Tax Matters Agreement, dated May 9, 2018, by and between Dover Corporation and Apergy Corporation, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed May 11, 2018 (SEC File No. 001-04018), is incorporated by reference.

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

(10.5)
Dover Corporation Deferred Compensation Plan, as amended and restated as of September 21, 2020, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2020 (SEC File No. 001-04018), is incorporated by reference.*

(10.6)	First Amendment, dated as of November 23, 2021, to the Dover Corporation Deferred Compensation Plan (1)*
(10.7)
Dover Corporation Pension Replacement Plan (formerly the Supplemental Executive Retirement Plan), as amended and restated as of January 1, 2010, filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009 (SEC File No. 001-04018), is incorporated by reference.*

(10.8)
First Amendment to the Dover Corporation Pension Replacement Plan, as amended and restated as of January 1, 2010, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2013 (SEC File No. 001-04018), is incorporated by reference.*

(10.9)
Second Amendment, dated as of November 28, 2016, to the Dover Corporation Pension Replacement Plan, as amended and restated as of January 1, 2010, filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the period ended December 31, 2016 (SEC File No. 001-04018), is incorporated by reference.*

(10.10)
Third Amendment, dated as of May 8, 2018, to the Dover Corporation Pension Replacement Plan, as amended and restated as of January 1, 2010, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2018 (SEC File No. 001-04018), is incorporated by reference.*

(10.11)
Dover Corporation Executive Severance Plan (as amended and restated effective August 5, 2021), filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 11, 2021 (SEC File No. 001-04018) is incorporated by reference.*

(10.12)
Dover Corporation Senior Executive Change-in-Control Severance Plan (as amended and restated effective August 5, 2021), filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed August 11, 2021 (SEC File No. 001-04018) is incorporated by reference.*

(10.13)
Dover Corporation 2012 Equity and Cash Incentive Plan, effective as of May 3, 2012, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2012 (SEC File No. 001-04018), is incorporated by reference.*

(10.14)
Amendment No. 1 to the Dover Corporation 2012 Equity and Cash Incentive Plan, filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013 (SEC File No. 001-04018), is incorporated by reference.*

(10.15)
Amendment No. 2, adopted and effective as of August 6, 2014, to the Dover Corporation 2012 Equity and Cash Incentive Plan, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2014 (SEC File No. 001-04018), is incorporated by reference.*

(10.16)
Amendment Number 3, adopted and effective as of February 12, 2021, to the Dover Corporation 2012 Equity and Cash Incentive Plan, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2021 (SEC File No. 001-04018), is incorporated by reference.*

(10.17)
Form of award grant letter for SSAR grants made under the Dover Corporation 2012 Equity and Cash Incentive Plan, filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2014 (SEC File No. 001-04018), is incorporated by reference.*

(10.18)
Form of award grant letter for SSAR grants made under the Dover Corporation 2012 Equity and Cash Incentive Plan, filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K for the period ended December 31, 2014 (SEC File No. 001-04018), is incorporated by reference.*

(10.19)
Form of award grant letter for SSAR grants made under the Dover Corporation 2012 Equity and Cash Incentive Plan, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2016 (SEC File No. 001-04018), is incorporated by reference.*

(10.20)
Form of award grant letter for SSAR grants made under the Dover Corporation 2012 Equity and Cash Incentive Plan, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2017 (SEC File No. 001-04018), is incorporated by reference.*

(10.21)
Form of award grant letter for SSAR grants made under the Dover Corporation 2012 Equity and Cash Incentive Plan, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2018 (SEC File No. 001-04018), is incorporated by reference.*

(10.22)
Form of award grant letter for SSAR grants made under the Dover Corporation 2012 Equity and Cash Incentive Plan, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2019 (SEC File No. 001-04019), is incorporated by reference.*

(10.23)
Form of award grant letter for SSAR grants made under the Dover Corporation 2012 Equity and Cash Incentive Plan, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2020 (SEC File No. 001-04019), is incorporated by reference.*

(10.24)
Form of 2021 award grant letter for SSAR grants made under the Dover Corporation 2012 Equity and Cash Incentive Plan filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2021 (SEC File No. 001-04018), is incorporated by reference.*

(10.25)
Form of award grant letter for performance share awards made under the Dover Corporation 2012 Equity and Cash Incentive Plan, filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2019 (SEC File No. 001-04018), is incorporated by reference.*

(10.26)
Form of award grant letter for performance share awards made under the Dover Corporation 2012 Equity and Cash Incentive Plan, filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2020 (SEC File No. 001-04018), is incorporated by reference.*

(10.27)
Form of 2021 award grant letter for performance share awards made under the Dover Corporation 2012 Equity and Cash Incentive Plan filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2021 (SEC File No. 001-04018), is incorporated by reference.*

(10.28)
Form of Restricted Stock Unit Award Letter under the Dover Corporation 2012 Equity and Cash Incentive Plan, filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2019 (SEC File No. 001-04018), is incorporated by reference.*

(10.29)
Form of Restricted Stock Unit Award Letter under the Dover Corporation 2012 Equity and Cash Incentive Plan, filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2020 (SEC File No. 001-04018), is incorporated by reference.*

(10.30)
Form of 2021 award grant letter for RSU awards made under the Dover Corporation 2012 Equity and Cash Incentive Plan filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2021 (SEC File No. 001-04018), is incorporated by reference.*

(10.31)	Dover Corporation 2021 Omnibus Incentive Plan, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 10, 2021 (SEC File No. 001-04018), is incorporated by reference.*
(10.32)
Form of 2021 award grant letter for SSAR grants made under the Dover Corporation 2021 Omnibus Incentive Plan filed as Exhibit 10.40 to the Company's Annual Report on Form 10-K for the year ended December 31, 2021 (SEC File No. 001-04018), is incorporated by reference.*

(10.33)
Form of 2021 award grant letter for RSU awards made under the Dover Corporation 2021 Omnibus Incentive Plan.filed as Exhibit 10.41 to the Company's Annual Report on Form 10-K for the year ended December 31, 2021 (SEC File No. 001-04018), is incorporated by reference.*

(10.34)
Form of 2022 award grant letter for SSAR grants made under the Dover Corporation 2021 Omnibus Incentive Plan filed as Exhibit 10.43 to the Company's Annual Report on Form 10-K for the year ended December 31, 2021 (SEC File No. 001-04018), is incorporated by reference.*

(10.35)
Form of 2022 award grant letter for RSU awards made under the Dover Corporation 2021 Omnibus Incentive Plan filed as Exhibit 10.44 to the Company's Annual Report on Form 10-K for the year ended December 31, 2021 (SEC File No. 001-04018), is incorporated by reference.*

(10.36)
Form of 2022 award grant letter for performance share awards made under the Dover Corporation 2021 Omnibus Incentive Plan filed as Exhibit 10.46 to the Company's Annual Report on Form 10-K for the year ended December 31, 2021 (SEC File No. 001-04018), is incorporated by reference.*

(10.37)	Form of 2023 award grant letter for SSAR grants made under the Dover Corporation 2021 Omnibus Incentive Plan*(1)
(10.38)	Form of 2023 award grant letter for RSU awards made under the Dover Corporation 2021 Omnibus Incentive Plan*(1)
(10.39)	Form of 2023 award grant letter for performance share awards made under the Dover Corporation 2021 Omnibus Incentive Plan *(1)
(10.40)
Employment Agreement of Richard J. Tobin dated March 16, 2018, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 20, 2018 (SEC File No. 001-04018), is incorporated by reference.*

(10.41)
Amendment to Employment Agreement of Richard J. Tobin, dated as of February 19, 2021, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed February 19, 2021 (SEC File No. 001-04018), is incorporated by reference.*

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
(101)
The following materials from Dover Corporation's Annual Report on Form 10-K for the year ended December 31, 2022 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Earnings, (ii) Consolidated Statements of Comprehensive Earnings (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements. (1)

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

DOVER CORPORATION

/s/ Richard J. Tobin
Richard J. Tobin
President and Chief Executive Officer
Date:	February 10, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated. Each of the undersigned, being a director or officer of Dover Corporation (the "Company"), hereby constitutes and appoints Richard J. Tobin, Brad M. Cerepak and Ivonne M. Cabrera and each of them (with full power to each of them to act alone), his or her true and lawful attorney-in-fact and agent for him or her and in his or her name, place and stead in any and all capacities, to sign the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022 under the Securities Exchange Act of 1934, as amended, and any and all amendments thereto, and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission and any other appropriate authority, granting unto such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing required and necessary to be done in and about the premises in order to effectuate the same as fully to all intents and purposes as he or she might or could do if personally present, hereby ratifying and confirming all that such attorneys-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ Michael F. Johnston	Chairman, Board of Directors	February 10, 2023
Michael F. Johnston

/s/ Richard J. Tobin	Chief Executive Officer, President and Director (Principal Executive Officer)	February 10, 2023
Richard J. Tobin

/s/ Brad M. Cerepak	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 10, 2023
Brad M. Cerepak

/s/ Ryan W. Paulson	Vice President, Controller (Principal Accounting Officer)	February 10, 2023
Ryan W. Paulson

/s/ Deborah L. DeHaas	Director	February 10, 2023
Deborah L. DeHaas

/s/ H. John Gilbertson, Jr.	Director	February 10, 2023
H. John Gilbertson, Jr.

/s/ Kristiane C. Graham	Director	February 10, 2023
Kristiane C. Graham

Signature	Title	Date

/s/ Michael Manley	Director	February 10, 2023
Michael Manley

/s/ Eric A. Spiegel	Director	February 10, 2023
Eric A. Spiegel

/s/ Stephen M. Todd	Director	February 10, 2023
Stephen M. Todd

/s/ Stephen K. Wagner	Director	February 10, 2023
Stephen K. Wagner

/s/ Keith E. Wandell	Director	February 10, 2023
Keith E. Wandell

/s/ Mary A. Winston	Director	February 10, 2023
Mary A. Winston