Form 10-Q
period 2023-03-31
DOVER Corp
filed 2023-04-26
CIK 29905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☑
The number of shares outstanding of the Registrant’s common stock as of April 19, 2023 was 139,851,298.

Dover Corporation
Form 10-Q

Item 1. Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue	$2,079,023	$2,051,901
Cost of goods and services	1,332,004	1,308,707
Gross profit	747,019	743,194
Selling, general and administrative expenses	432,414	443,843
Operating earnings	314,605	299,351
Interest expense	34,214	26,552
Interest income	(2,091)	(775)
Other income, net	(3,808)	(2,129)
Earnings before provision for income taxes	286,290	275,703
Provision for income taxes	57,716	49,550
Net earnings	$228,574	$226,153

Net earnings per share:
Basic	$1.64	$1.57
Diluted	$1.63	$1.56
Weighted average shares outstanding:
Basic	139,757	144,087
Diluted	140,616	145,329

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net earnings	$228,574	$226,153
Other comprehensive earnings (loss), net of tax
Foreign currency translation adjustments:
Foreign currency translation gain (loss)	16,572	(21,653)
Reclassification of foreign currency translation losses to earnings	—	5,915
Total foreign currency translation adjustments (net of $4,050 and $(8,431) tax benefit (provision), respectively)	16,572	(15,738)
Pension and other post-retirement benefit plans:
Amortization of actuarial (gain) loss included in net periodic pension cost	(534)	360
Amortization of prior service costs included in net periodic pension cost	264	221
Total pension and other post-retirement benefit plans (net of $82 and $(208) tax benefit (provision), respectively)	(270)	581
Changes in fair value of cash flow hedges:
Unrealized net (loss) gain arising during period	(73)	1,964
Net loss (gain) reclassified into earnings	846	(1,576)
Total cash flow hedges (net of $(220) and $(112) tax provision, respectively)	773	388
Other comprehensive earnings (loss), net of tax	17,075	(14,769)
Comprehensive earnings	$245,649	$211,384

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$272,426	$380,868
Receivables, net	1,460,970	1,516,871
Inventories, net	1,405,416	1,366,608
Prepaid and other current assets	177,038	159,118
Total current assets	3,315,850	3,423,465
Property, plant and equipment, net	1,011,707	1,004,825
Goodwill	4,680,713	4,669,494
Intangible assets, net	1,301,696	1,333,735
Other assets and deferred charges	494,679	465,000
Total assets	$10,804,645	$10,896,519

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$514,567	$735,772
Accounts payable	1,039,162	1,068,144
Accrued compensation and employee benefits	191,687	269,785
Deferred revenue	285,209	256,933
Accrued insurance	94,573	92,876
Other accrued expenses	320,435	318,337
Federal and other income taxes	62,860	31,427
Total current liabilities	2,508,493	2,773,274
Long-term debt	2,961,362	2,942,513
Deferred income taxes	358,831	375,150
Noncurrent income tax payable	44,313	44,313
Other liabilities	471,085	474,903
Stockholders' equity:
Total stockholders' equity	4,460,561	4,286,366
Total liabilities and stockholders' equity	$10,804,645	$10,896,519

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except per share data)
(Unaudited)

	Common stock $1 par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total stockholders' equity
Balance at January 1, 2023	$259,644	$867,560	$10,223,070	$(266,223)	$(6,797,685)	$4,286,366
Net earnings	—	—	228,574	—	—	228,574
Dividends paid ($0.505 per share)	—	—	(70,773)	—	—	(70,773)
Common stock issued for the exercise of share-based awards	150	(13,137)	—	—		(12,987)
Stock-based compensation expense	—	12,282	—	—	—	12,282
Other comprehensive earnings, net of tax	—	—	—	17,075	—	17,075
Other, net	—	—	24	—	—	24
Balance at March 31, 2023	$259,794	$866,705	$10,380,895	$(249,148)	$(6,797,685)	$4,460,561

	Common stock $1 par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total stockholders' equity
Balance at January 1, 2022	$259,457	$857,636	$9,445,245	$(154,052)	$(6,218,758)	$4,189,528
Net earnings	—	—	226,153	—	—	226,153
Dividends paid ($0.500 per share)	—	—	(72,203)	—	—	(72,203)
Common stock issued for the exercise of share-based awards	116	(10,162)	—	—	—	(10,046)
Stock-based compensation expense	—	11,113	—	—	—	11,113
Other comprehensive loss, net of tax	—	—	—	(14,769)	—	(14,769)
Balance at March 31, 2022	$259,573	$858,587	$9,599,195	$(168,821)	$(6,218,758)	$4,329,776

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating Activities:
Net earnings	$228,574	$226,153
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	77,896	79,003
Stock-based compensation expense	12,282	11,113
Reclassification of foreign currency translation losses to earnings	—	5,915
Other, net	6,188	(5,593)
Cash effect of changes in assets and liabilities:
Accounts receivable, net	64,929	(97,220)
Inventories	(29,213)	(136,722)
Prepaid expenses and other assets	(30,944)	(23,524)
Accounts payable	(30,271)	58,484
Accrued compensation and employee benefits	(98,791)	(98,602)
Accrued expenses and other liabilities	16,553	(1,463)
Accrued and deferred taxes, net	24,081	6,139
Net cash provided by operating activities	241,284	23,683
Investing Activities:
Additions to property, plant and equipment	(48,375)	(50,381)
Proceeds from sale of property, plant and equipment	2,007	3,177
Other	2,812	241
Net cash used in investing activities	(43,556)	(46,963)
Financing Activities:
Change in commercial paper and other short-term borrowings, net	(221,205)	7,778
Dividends paid to stockholders	(70,773)	(72,203)
Payments to settle employee tax obligations on exercise of share-based awards	(12,987)	(10,046)
Other	(1,600)	(733)
Net cash used in financing activities	(306,565)	(75,204)
Effect of exchange rate changes on cash and cash equivalents	395	2,964
Net decrease in cash and cash equivalents	(108,442)	(95,520)
Cash and cash equivalents at beginning of period	380,868	385,504
Cash and cash equivalents at end of period	$272,426	$289,984

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

1. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim periods and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America ("GAAP") for complete financial statements. These unaudited interim condensed consolidated financial statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes for Dover Corporation ("Dover" or the "Company") for the year ended December 31, 2022, included in the Company's Annual Report on Form 10-K filed with the SEC on February 10, 2023. The year-end condensed consolidated balance sheet was derived from audited financial statements.

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

Over 95% of the Company’s revenue is recognized at a point in time, rather than over time, as the Company completes its performance obligations. Specifically, revenue is recognized when control transfers to the customer, typically upon shipment or completion of installation, testing, certification, or other substantive acceptance provisions required under the contract. Less than 5% of the Company’s revenue is recognized over time and relates to the sale of equipment or services, including software solutions and services, in which the Company transfers control of a good or service over time and the customer simultaneously receives and consumes the benefits provided by the Company's performance as the Company performs, or our performance creates or enhances an asset the customer controls as the asset is created or enhanced, or our performance does not create an asset with an alternative use to the Company and the Company has an enforceable right to payment for its performance to date plus a reasonable margin.

Revenue from contracts with customers is disaggregated by segment and geographic location, as they best depict the nature and amount of the Company’s revenue. See Note 14 — Segment Information for further details for revenue by segment and geographic location.

At March 31, 2023, we estimated that $285,778 in revenue is expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. We expect to recognize approximately 79.4% of our unsatisfied (or partially unsatisfied) performance obligations as revenue through 2024, with the remaining balance to be recognized in 2025 and thereafter.

The following table provides information about contract assets and contract liabilities from contracts with customers:

	March 31, 2023	December 31, 2022	December 31, 2021
Contract assets	$19,170	$11,074	$11,440
Contract liabilities - current	285,209	256,933	227,549
Contract liabilities - non-current	19,593	19,879	21,513

The revenue recognized during the three months ended March 31, 2023 and 2022 that was included in contract liabilities at the beginning of the period amounted to $131,563 and $104,008, respectively.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
3. Inventories, net

	March 31, 2023	December 31, 2022
Raw materials	$816,558	$812,066
Work in progress	254,141	230,865
Finished goods	476,026	458,881
Subtotal	1,546,725	1,501,812
Less reserves	(141,309)	(135,204)
Total	$1,405,416	$1,366,608

4. Property, Plant and Equipment, net

	March 31, 2023	December 31, 2022
Land	$65,331	$62,495
Buildings and improvements	629,465	620,500
Machinery, equipment and other	1,955,889	1,895,502
Property, plant and equipment, gross	2,650,685	2,578,497
Accumulated depreciation	(1,638,978)	(1,573,672)
Property, plant and equipment, net	$1,011,707	$1,004,825

Depreciation expense totaled $37,530 and $37,812 for the three months ended March 31, 2023 and 2022, respectively.

5. Credit Losses

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

	2023	2022
Balance at January 1	$39,399	$40,126
Provision for expected credit losses, net of recoveries	1,422	1,185
Amounts written off charged against the allowance	(727)	(603)
Other, including foreign currency translation	235	(387)
Balance at March 31	$40,329	$40,321

6. Goodwill and Other Intangible Assets

The changes in the carrying value of goodwill by reportable operating segments were as follows:

	Engineered Products	Clean Energy & Fueling	Imaging & Identification	Pumps & Process Solutions	Climate & Sustainability Technologies	Total
Balance at January 1, 2023	$712,542	$1,391,418	$1,078,259	$979,535	$507,740	$4,669,494
Measurement period adjustments	—	—	—	(2,709)	—	(2,709)
Foreign currency translation	1,997	5,291	5,196	1,215	229	13,928
Balance at March 31, 2023	$714,539	$1,396,709	$1,083,455	$978,041	$507,969	$4,680,713

During the three months ended March 31, 2023, the Company recorded measurement period adjustments that decreased goodwill by $2,709, principally related to working capital adjustments for 2022 acquisitions within the Pumps & Process Solutions segment.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
The Company’s definite-lived and indefinite-lived intangible assets by major asset class were as follows:

	March 31, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Customer intangibles	$1,888,873	$1,027,837	$861,036	$1,881,402	$996,947	$884,455
Trademarks	266,520	138,203	128,317	265,466	132,791	132,675
Patents	219,878	149,117	70,761	219,199	146,337	72,862
Unpatented technologies	258,414	143,160	115,254	257,428	137,750	119,678
Distributor relationships	80,456	59,025	21,431	79,622	57,299	22,323
Drawings and manuals	26,383	26,383	—	26,062	26,062	—
Other	24,358	16,027	8,331	20,818	15,620	5,198
Total	2,764,882	1,559,752	1,205,130	2,749,997	1,512,806	1,237,191
Unamortized intangible assets:
Trademarks	96,566	—	96,566	96,544	—	96,544
Total intangible assets, net	$2,861,448	$1,559,752	$1,301,696	$2,846,541	$1,512,806	$1,333,735

For the three months ended March 31, 2023 and 2022, amortization expense was $40,366 and $41,191, respectively. Amortization expense is primarily comprised of acquisition-related intangible amortization.

7. Restructuring Activities

The Company's restructuring charges by segment were as follows:

	Three Months Ended March 31,
	2023	2022
Engineered Products	$539	$457
Clean Energy & Fueling	10,144	196
Imaging & Identification	339	1,191
Pumps & Process Solutions	1,326	685
Climate & Sustainability Technologies	242	5,716
Corporate	(114)	(88)
Total	$12,476	$8,157

These amounts are classified in the condensed consolidated statements of earnings as follows:
Cost of goods and services	$3,473	$207
Selling, general and administrative expenses	9,003	7,950
Total	$12,476	$8,157

The restructuring expenses of $12,476 incurred during the three months ended March 31, 2023 were primarily related to headcount reductions and exit costs in the Clean Energy & Fueling segment. These programs were initiated in 2022 and 2023 and were undertaken in light of current market conditions. The Company will continue to make proactive adjustments to its cost structure through restructuring and other programs to align with current demand trends.

The Company’s severance and exit accrual activities were as follows:

	Severance	Exit	Total
Balance at January 1, 2023	$12,007	$2,503	$14,510
Restructuring charges	11,635	841	12,476
Payments	(6,728)	(2,207)	(8,935)
Other, including foreign currency translation	179	12	191
Balance at March 31, 2023	$17,093	$1,149	$18,242

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
8. Borrowings

Borrowings consist of the following:

	March 31, 2023	December 31, 2022
Short-term:
Commercial paper	$513,900	$734,936
Other	667	836
Short-term borrowings	$514,567	$735,772

During the three months ended March 31, 2023, commercial paper borrowings decreased $221,036. The borrowings outstanding under the commercial paper program had a weighted average annual interest rate of 5.19% and 4.61% as of March 31, 2023 and December 31, 2022, respectively.

		Carrying amount (1)
	Principal	March 31, 2023	December 31, 2022
Long-term
3.15% 10-year notes due November 15, 2025	$400,000	$398,232	$398,063
1.25% 10-year notes due November 9, 2026 (euro-denominated)	€600,000	641,754	631,522
0.750% 8-year notes due November 4, 2027 (euro-denominated)	€500,000	534,164	525,654
6.65% 30-year debentures due June 1, 2028	$200,000	199,481	199,456
2.950% 10-year notes due November 4, 2029	$300,000	297,502	297,408
5.375% 30-year debentures due October 15, 2035	$300,000	296,871	296,808
6.60% 30-year notes due March 15, 2038	$250,000	248,307	248,279
5.375% 30-year notes due March 1, 2041	$350,000	345,051	344,982
Other		—	341
Total long-term debt		$2,961,362	$2,942,513
(1) Carrying amount is net of unamortized debt discount and deferred debt issuance costs. Total unamortized debt discounts were $12.3 million and $12.7 million as of March 31, 2023 and December 31, 2022, respectively. Total deferred debt issuance costs were $10.3 million and $10.7 million as of March 31, 2023 and December 31, 2022, respectively.

The discounts are being amortized to interest expense using the effective interest method over the life of the issuances. The deferred issuance costs are amortized on a straight-line basis over the life of the debt, as this approximates the effective interest method.

As of March 31, 2023, the Company maintained a $1.0 billion five-year unsecured revolving credit facility (the "Credit Agreement") with a syndicate of banks which expires on October 4, 2024. The Company uses the Credit Agreement principally as liquidity back-up for its commercial paper program and for general corporate purposes. At the Company's election, loans under the Credit Agreement will bear interest at a base rate plus an applicable margin. The Credit Agreement requires the Company to pay a facility fee and imposes various restrictions on the Company such as, among other things, a requirement to maintain a minimum interest coverage ratio of consolidated EBITDA to consolidated net interest expense of not less than 3.0 to 1. As of March 31, 2023 and December 31, 2022, there were no outstanding borrowings under the Credit Agreement.

On April 6, 2023, the Company entered into a new $1 billion five-year unsecured revolving credit facility, which has substantially similar terms to the existing Credit Agreement, and a $500 million 364-day unsecured revolving credit facility. The new five-year credit facility replaced the existing Credit Agreement. See Note 18 — Subsequent Events for additional details.

The Company was in compliance with all covenants in the Credit Agreement and other long-term debt covenants at March 31, 2023 and had an interest coverage ratio of consolidated EBITDA to consolidated net interest expense of 14.6 to 1.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
Letters of Credit and other Guarantees

As of March 31, 2023, the Company had approximately $184.6 million outstanding in letters of credit, surety bonds, and performance and other guarantees which primarily expire on various dates through 2029. These letters of credit and bonds are primarily issued as security for insurance, warranty and other performance obligations. In general, we would only be liable for the amount of these guarantees in the event of default in the performance of our obligations, the probability of which is believed to be remote.

9. Financial Instruments

Derivatives

The Company is exposed to market risk for changes in foreign currency exchange rates due to the global nature of its operations and certain commodity risks. In order to manage these risks, the Company has hedged portions of its forecasted sales and purchases which occur within the next twelve months that are denominated in non-functional currencies, with currency forward contracts designated as cash flow hedges. At March 31, 2023 and December 31, 2022, the Company had contracts with total notional amounts of $187,875 and $184,565, respectively, to exchange currencies, principally euro, pound sterling, Swedish krona, Canadian dollar, Chinese yuan, and Swiss franc. The Company believes it is probable that all forecasted cash flow transactions will occur.

In addition, the Company had outstanding contracts with a total notional amount of $105,736 and $102,509 as of March 31, 2023 and December 31, 2022, respectively, that are not designated as hedging instruments. These instruments are used to reduce the Company's exposure for operating receivables and payables that are denominated in non-functional currencies. Gains and losses on these contracts are recorded in other income, net in the condensed consolidated statements of earnings.

The following table sets forth the fair values of derivative instruments held by the Company as of March 31, 2023 and December 31, 2022 and the balance sheet lines in which they are recorded:

	Fair Value Asset (Liability)
	March 31, 2023	December 31, 2022	Balance Sheet Caption
Foreign currency forward	$857	$944	Prepaid and other current assets
Foreign currency forward	(2,025)	(2,760)	Other accrued expenses

For a cash flow hedge, the change in estimated fair value of a hedging instrument is recorded in accumulated other comprehensive earnings (loss) as a separate component of the condensed consolidated statements of stockholders' equity and is reclassified into revenues, cost of goods and services, or selling, general and administrative expenses in the condensed consolidated statements of earnings during the period in which the hedged transaction is settled. The amount of gains or losses from hedging activity recorded in earnings is not significant, and the amount of unrealized gains and losses from cash flow hedges that are expected to be reclassified to earnings in the next twelve months is not significant; therefore, additional tabular disclosures are not presented. There are no amounts excluded from the assessment of hedge effectiveness, and the Company's derivative instruments that are subject to credit risk contingent features were not significant.

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

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
Amounts recognized in other comprehensive earnings for the gains on net investment hedges were as follows:

	Three Months Ended March 31,
	2023	2022
(Loss) gain on euro-denominated debt	$(18,247)	$37,748
Tax benefit (expense)	4,050	(8,431)
Net (loss) gain on net investment hedges, net of tax	$(14,197)	$29,317

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

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
	Level 2	Level 2
Assets:
Foreign currency cash flow hedges	$857	$944
Liabilities:
Foreign currency cash flow hedges	2,025	2,760

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

The estimated fair value of long-term debt at March 31, 2023 and December 31, 2022, was $2,892,395 and $2,786,862, respectively. The estimated fair value of long-term debt is based on quoted market prices for similar instruments and is, therefore, classified as Level 2 within the fair value hierarchy.

The carrying values of cash and cash equivalents, trade receivables, accounts payable and short-term borrowings approximate their fair values as of March 31, 2023 and December 31, 2022 due to the short-term nature of these instruments.

10. Income Taxes

The effective tax rates for the three months ended March 31, 2023 and 2022 were 20.2% and 18.0%, respectively. The increase in the effective tax rate for the three months ended March 31, 2023 relative to the prior year comparable period was primarily driven by favorable audit resolutions in 2022.

Dover and its subsidiaries file tax returns in the U.S., including various state and local returns, and in other foreign jurisdictions. We believe adequate provision has been made for all income tax uncertainties. The Company is routinely audited by taxing

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
authorities in its filing jurisdictions, and a number of these audits are currently underway. The Company believes that within the next twelve months uncertain tax positions may be resolved and statutes of limitations will expire, which could result in a decrease in the gross amount of unrecognized tax benefits of approximately $0 to $5,890.

11. Equity Incentive Program

The Company typically makes its annual grants of equity awards pursuant to actions taken by the Compensation Committee of the Board of Directors at its regularly scheduled first quarter meeting. During the three months ended March 31, 2023, the Company issued stock-settled appreciation rights ("SARs") covering 358,322 shares, performance share awards ("PSAs") of 43,656 and restricted stock units ("RSUs") of 78,029. During the three months ended March 31, 2022, the Company issued SARs covering 327,940 shares, PSAs of 40,087 and RSUs of 71,961.

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

The assumptions used in determining the fair value of the SARs awarded during the respective periods were as follows:

	SARs
	2023	2022
Risk-free interest rate	3.91%	1.86%
Dividend yield	1.32%	1.25%
Expected life (years)	5.4	5.4
Volatility	30.65%	29.46%
Grant price	$153.25	$160.21
Fair value per share at date of grant	$47.27	$42.07

The PSAs granted in 2023 and 2022 are market condition awards as attainment is based on Dover's performance relative to its peer group (companies listed under the S&P 500 Industrials sector) for the relevant performance period. The performance period and vesting period for these awards is three years. These awards were valued on the date of grant using the Monte Carlo simulation model (a binomial lattice-based valuation model) and are generally recognized ratably over the vesting period, and the fair value is not subject to change based on future market conditions. The assumptions used in determining the fair value of the PSAs granted in the respective periods were as follows:

	PSAs
	2023	2022
Risk-free interest rate	4.28%	1.68%
Dividend yield	1.32%	1.25%
Expected life (years)	2.9	2.9
Volatility	27.30%	31.10%
Grant price	$153.25	$160.21
Fair value per share at date of grant	$249.48	$196.40

The Company also has granted RSUs, and the fair value of these awards was determined using Dover's closing stock price on the date of grant, which was $153.25 and $160.21 for RSUs granted in 2023 and 2022, respectively.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
Stock-based compensation is reported within selling, general and administrative expenses in the condensed consolidated statements of earnings. The following table summarizes the Company’s compensation expense relating to all stock-based incentive plans:

	Three Months Ended March 31,
	2023	2022
Pre-tax stock-based compensation expense	$12,282	$11,113
Tax benefit	(1,364)	(1,115)
Total stock-based compensation expense, net of tax	$10,918	$9,998

12. Commitments and Contingent Liabilities

Litigation

A few of the Company’s subsidiaries are involved in legal proceedings relating to the cleanup of waste disposal sites identified under federal and state statutes which provide for the allocation of such costs among "potentially responsible parties." In each instance, the extent of the Company’s liability appears to be relatively insignificant in relation to the total projected expenditures and the number of other "potentially responsible parties" involved and is anticipated to be immaterial to the Company. In addition, a few of the Company’s subsidiaries are involved in ongoing remedial activities at certain current and former plant sites, in cooperation with regulatory agencies, and appropriate estimated liabilities have been established. At March 31, 2023 and December 31, 2022, these estimated liabilities for environmental and other matters, including private party claims for exposure to hazardous substances that are probable and estimable, were not significant.

The Company and some of its subsidiaries are also parties to a number of other legal proceedings incidental to their businesses. These proceedings primarily involve claims by private parties alleging injury arising out of use of the Company’s products, patent infringement, employment matters and commercial disputes. Management and legal counsel, at least quarterly, review the probable outcome of such proceedings, the costs and expenses reasonably expected to be incurred and currently accrued to-date and consider the availability and extent of insurance coverage. The Company has estimated liabilities for these other legal matters that are probable and estimable, and at March 31, 2023 and December 31, 2022, these estimated liabilities were immaterial. While it is not possible at this time to predict the outcome of these legal actions, in the opinion of management, based on the aforementioned reviews, the Company is not currently involved in any legal proceedings which, individually or in the aggregate, could have a material effect on its financial position, results of operations, or cash flows.

Warranty Accruals

Estimated warranty program claims are provided for at the time of sale of the Company's products. Amounts provided for are based on historical costs and adjusted for new claims and are included within other accrued expenses and other liabilities in the condensed consolidated balance sheet. The changes in the carrying amount of product warranties through March 31, 2023 and 2022, were as follows:

	2023	2022
Balance at January 1	$48,449	$48,568
Provision for warranties	16,166	16,052
Settlements made	(15,812)	(15,485)
Other adjustments, including acquisitions and currency translation	311	255
Balance at March 31	$49,114	$49,390

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
13. Other Comprehensive Earnings

Amounts reclassified from accumulated other comprehensive loss to earnings during the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
	2023	2022
Foreign currency translation:
Reclassification of foreign currency translation losses to earnings for the substantial liquidation of businesses	$—	$5,915
Tax benefit	—	—
Net of tax	$—	$5,915
Pension plans:
Amortization of actuarial (gain) loss	$(641)	$521
Amortization of prior service costs	289	268
Total before tax	(352)	789
Tax provision (benefit)	82	(208)
Net of tax	$(270)	$581
Cash flow hedges:
Net loss (gain) reclassified into earnings	$1,073	$(2,029)
Tax (benefit) provision	(227)	453
Net of tax	$846	$(1,576)

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

14. Segment Information

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

Management uses segment earnings to evaluate segment performance and allocate resources. Segment earnings is defined as earnings before purchase accounting expenses, restructuring and other costs (benefits), loss (gain) on dispositions, corporate expenses/other, interest expense, interest income and provision for income taxes.

In the second quarter of 2022, the segment measure of profit and loss used by the Company's Chief Operating Decision Maker ("CODM") was changed to segment earnings from segment earnings (EBIT), defined as earnings before corporate expenses/other, interest expense, interest income and provision for income taxes. This change in segment measure allows the CODM to better assess operating results over time and is consistent with how the CODM evaluates our businesses. Accordingly, we have updated our segment earnings for the three months ended March 31, 2022 to conform to the new presentation.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
Segment financial information and a reconciliation of segment results to consolidated results were as follows:

	Three Months Ended March 31,
	2023	2022
Revenue:
Engineered Products	$497,549	$487,647
Clean Energy & Fueling	430,729	458,395
Imaging & Identification	283,091	272,255
Pumps & Process Solutions	413,881	435,195
Climate & Sustainability Technologies	455,325	399,078
Intersegment eliminations	(1,552)	(669)
Total consolidated revenue	$2,079,023	$2,051,901
Net earnings:
Segment earnings:
Engineered Products	$84,275	$71,130
Clean Energy & Fueling	73,605	72,962
Imaging & Identification	68,315	58,598
Pumps & Process Solutions	115,244	146,617
Climate & Sustainability Technologies	73,778	53,609
Total segment earnings	415,217	402,916
Purchase accounting expenses (1)	42,679	53,286
Restructuring and other costs (2)	14,053	10,552
Loss on dispositions (3)	—	194
Corporate expense / other (4)	40,072	37,404
Interest expense	34,214	26,552
Interest income	(2,091)	(775)
Earnings before provision for income taxes	286,290	275,703
Provision for income taxes	57,716	49,550
Net earnings	$228,574	$226,153
(1) Purchase accounting expenses are primarily comprised of amortization of intangible assets and charges related to fair value step-ups for acquired inventory sold during the period.
(2) Restructuring and other costs relate to actions taken for headcount reductions, facility consolidations and site closures, product line exits, and other asset charges. Restructuring and other costs consist of the following:

	Three Months Ended March 31,
	2023	2022
Restructuring	$12,476	$8,157
Other costs, net	1,577	2,395
Restructuring and other costs	$14,053	$10,552
(3) Loss on dispositions includes working capital adjustments related to dispositions.
(4) Certain expenses are maintained at the corporate level and not allocated to the segments. These expenses include executive and functional compensation costs, non-service pension costs, non-operating insurance expenses, shared business services and digital overhead costs, deal-related expenses and various administrative expenses relating to the corporate headquarters.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
The following table presents revenue disaggregated by geography based on the location of the Company's customers:

	Three Months Ended March 31,
Revenue by geography	2023	2022
United States	$1,171,364	$1,151,500
Europe	432,841	447,565
Asia	214,850	229,386
Other Americas	172,185	151,592
Other	87,783	71,858
Total	$2,079,023	$2,051,901
15. Share Repurchases

In November 2020, the Company's Board of Directors approved a new standing share repurchase authorization, whereby the Company may repurchase up to 20 million shares beginning on January 1, 2021 through December 31, 2023. This share repurchase authorization replaced the February 2018 share repurchase authorization.

In the three months ended March 31, 2023 and 2022, there were no share repurchases. As of March 31, 2023, 15,283,326 shares remain authorized for repurchase under the November 2020 share repurchase authorization.

16. Earnings per Share

The following table sets forth a reconciliation of the information used in computing basic and diluted earnings per share:

	Three Months Ended March 31,
	2023	2022
Net earnings	$228,574	$226,153
Basic earnings per common share:
Net earnings	$1.64	$1.57
Weighted average shares outstanding	139,757,000	144,087,000
Diluted earnings per common share:
Net earnings	$1.63	$1.56
Weighted average shares outstanding	140,616,000	145,329,000

The following table is a reconciliation of the share amounts used in computing earnings per share:

	Three Months Ended March 31,
	2023	2022
Weighted average shares outstanding - Basic	139,757,000	144,087,000
Dilutive effect of assumed exercise of SARs and vesting of performance shares and RSUs	859,000	1,242,000
Weighted average shares outstanding - Diluted	140,616,000	145,329,000

Diluted earnings per share amounts are computed using the weighted average number of common shares outstanding and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of SARs and vesting of performance shares and RSUs, as determined using the treasury stock method.

The weighted average number of anti-dilutive potential common shares excluded from the calculation above were approximately 88,000 and 58,000 for the three months ended March 31, 2023 and 2022, respectively.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
17. Recent Accounting Pronouncements

Recently Adopted Accounting Standard

In September 2022, the FASB issued ASU No. 2022-04 Liabilities-Supplier Finance Programs (Topic 405-50): Disclosure of Supplier Finance Program Obligations. The amendments in this update require a buyer in a supplier finance program to disclose information about the program's nature, activity during the period, changes from period to period, and potential magnitude. The Company adopted the guidance when it became effective on January 1, 2023, except for the rollforward requirement, which becomes effective January 1, 2024. The adoption did not have a material impact on the Company's condensed consolidated financial statements.

The Company facilitates the opportunity for suppliers to participate in a voluntary supply chain financing ("SCF") program with a third-party financial institution. Participating suppliers are paid directly by the SCF financial institution and, in addition, may elect to sell receivables due from the Company to the SCF financial institution for early payment. Thus, participating suppliers have additional potential flexibility in managing their liquidity by accelerating, at their option and cost, collection of receivables due from the Company.

The Company and its suppliers agree on commercial terms, including payment terms, for the goods and services the Company procures, regardless of whether the supplier participates in SCF. For participating suppliers, the Company’s responsibility is limited to making all payments to the SCF financial institution on the terms originally negotiated with the supplier, irrespective of whether the supplier elects to sell receivables to the SCF financial institution. The Company does not determine the terms or conditions of the arrangement between the SCF financial institution and the Company's suppliers. The SCF financial institution pays the supplier on the invoice due date for any invoices that were not previously sold by the supplier. The agreement between the Company and the SCF financial institution does not require the Company to provide assets pledged as security or other forms of guarantees.

Outstanding payments related to the SCF program are recorded within accounts payable in our condensed consolidated balance sheets. As of March 31, 2023 and December 31, 2022, amounts due to the SCF financial institution were approximately $189,296 and $194,362, respectively.

18. Subsequent Events

On April 6, 2023, the Company entered into a new $1 billion five-year unsecured revolving credit facility with a syndicate of banks on substantially similar terms as the existing Credit Agreement. The new five-year revolving credit facility replaced the existing $1 billion five-year Credit Agreement, which was terminated by the Company upon execution of the new credit facility. The lenders' commitments under the new five-year credit agreement will terminate, and the loans under that credit agreement will mature, on April 6, 2028. Also on April 6, 2023, the Company entered into a $500 million 364-day unsecured revolving credit facility with the same syndicate of banks. The lenders' commitments under the 364-day credit agreement will terminate, and the loans under that credit agreement will mature, on April 4, 2024. The Company may elect to extend the maturity date of any loans under the 364-day credit agreement until April 4, 2025, subject to the conditions specified therein. As of April 26, 2023, there are no outstanding loans under these new revolving credit facilities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Refer to the section below entitled "Special Notes Regarding Forward-Looking Statements" for a discussion of factors that could cause our actual results to differ from the forward-looking statements contained below and throughout this quarterly report.

Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), we refer to measures used by management to evaluate performance, including a number of financial measures that are not defined under accounting principles generally accepted in the United States of America ("GAAP"). Please see "Non-GAAP Disclosures" at the end of this Item 2 for further detail on these financial measures. We believe these measures provide investors with important information that is useful in understanding our business results and trends. Reconciliations within this MD&A provide more details on the use and derivation of these measures.

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

In the first quarter of 2023, revenue was $2.1 billion, which increased $27.1 million, or 1.3%, as compared to the first quarter of 2022. This was driven by organic revenue growth of 2.9% and acquisition-related revenue growth of 0.9%, partially offset by an unfavorable impact from foreign currency translation of 2.5%. Pricing initiatives continued in the quarter to offset the impact of higher commodity costs, component parts inflation and higher energy, freight and logistics costs.

The 2.9% organic revenue growth for the first quarter of 2023 was broad-based across most of our businesses based on solid underlying demand and the recovery in global supply chains. The Engineered Products segment had organic revenue growth of 3.4% primarily as a result of segment-wide pricing actions to recover increased material and logistics costs, and strong demand in our waste handling business as large national waste haulers and municipal governments invest to upgrade their refuse collection vehicle fleets and implement our leading digital technologies to improve waste collection process efficiencies. The

Clean Energy & Fueling segment had organic revenue decline of 2.6% principally due to reduced year-over-year demand in above ground retail fueling equipment driven by expected roll-off of EMV-related demand, customer construction related delays, and overall caution among operators. The Imaging & Identification segment experienced organic revenue growth of 8.2% driven by pricing initiatives and solid activity in our marking and coding business, as underlying demand for our printers, spare parts, services and consumables remains positive. The Pumps & Process Solutions segment had organic revenue decline of 7.1%, as biopharmaceutical manufacturers reduced orders for components used in COVID-19 vaccine production and repurposed inventory purchased for the COVID-19 vaccine production toward production of non-COVID-19 therapies. This decline was partially offset by pricing initiatives, along with continued strength in thermal connectors, industrial pumps, plastics and polymer processing solutions, and bearings and compression components businesses, which saw revenue growth driven by solid end market demand and strong backlogs. The Climate & Sustainability Technologies segment posted organic revenue growth of 16.2%, driven by strong demand across many of our key end markets combined with price actions implemented to principally recover increased material and logistics costs.

From a geographic perspective, organic revenue for the U.S., our largest market, increased 2.6% in the first quarter of 2023. Organic revenue for Other Americas increased 16.8%. Asia and Europe decreased 3.9% and 0.3%, respectively.

Bookings were $2.0 billion for the three months ended March 31, 2023, a decrease of $207.5 million, or 9.2% compared to the prior year comparable quarter. Included in this result was organic decline of 7.6%, an unfavorable impact from foreign currency translation of 2.6%, partially offset by acquisition-related growth of 1.0%. The organic bookings decline was driven primarily by lead time normalization across the portfolio as supply chains improve as well as $90.0 million in order de-bookings in Climate & Sustainability Technologies related to a major retail refrigeration customer’s strategic decision to temporarily pause its new store expansion program. Despite the year-over-year decline, new bookings grew sequentially in the quarter. Book-to-bill was above one in four out of five segments, with Climate & Sustainability Technologies falling below one primarily due to the aforementioned order de-bookings as well as order timing in beverage can-making equipment.

Backlog as of March 31, 2023 was $3.0 billion, a decrease from $3.4 billion in the prior year. See definition of bookings and backlog within "Segment Results of Operations".

Restructuring and other costs for the three months ended March 31, 2023 was $14.1 million which included restructuring charges of $12.5 million and other costs of $1.6 million. Restructuring and other costs were primarily related to headcount reductions and exit costs in the Clean Energy & Fueling segment. These programs were initiated in 2022 and 2023 and were undertaken in light of current market conditions. See Note 7 — Restructuring Activities in the condensed consolidated financial statements in Item 1 of this Form 10-Q for further details.

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended March 31,
(dollars in thousands, except per share figures)	2023	2022	% / Point Change
Revenue	$2,079,023	$2,051,901	1.3%
Cost of goods and services	1,332,004	1,308,707	1.8%
Gross profit	747,019	743,194	0.5%
Gross profit margin	35.9%	36.2%	(0.3)
Selling, general and administrative expenses	432,414	443,843	(2.6)%
Selling, general and administrative expenses as a percent of revenue	20.8%	21.6%	(0.8)
Operating earnings	314,605	299,351	5.1%
Interest expense	34,214	26,552	28.9%
Interest income	(2,091)	(775)	169.8%
Other income, net	(3,808)	(2,129)	nm*
Earnings before provision for income taxes	286,290	275,703	3.8%
Provision for income taxes	57,716	49,550	16.5%
Effective tax rate	20.2%	18.0%	2.2
Net earnings	228,574	226,153	1.1%
Net earnings per common share - diluted	$1.63	$1.56	4.5%
* nm - not meaningful

Revenue

Revenue for the three months ended March 31, 2023 increased $27.1 million, or 1.3%, from the prior year comparable quarter. Results included organic revenue growth of 2.9%, primarily led by our Engineered Products and Climate & Sustainability Technologies segments, and acquisition-related revenue growth of 0.9%, primarily driven by our Pumps & Process Solutions segment. This growth was partially offset by an unfavorable impact from foreign currency translation of 2.5%. Customer pricing favorably impacted revenue by approximately 5.1% in the first quarter of 2023 compared to 6.0% in the prior year comparable quarter.

Gross Profit

Gross profit for the three months ended March 31, 2023 increased $3.8 million, or 0.5%, while gross profit margin decreased 30 basis points to 35.9%, from the prior year comparable quarter. Gross profit margin decreased due to product mix across the company's businesses, partially offset by pricing initiatives which continued into 2023.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2023 decreased $11.4 million, or 2.6%, from the prior year comparable quarter, primarily due to lower insurance claims, gain on sale of fixed assets, and lower variable compensation expense, partially offset by increased restructuring costs. As a percentage of revenue, selling, general and administrative expenses decreased 80 basis points as compared to the prior year comparable quarter to 20.8% due to an increase in revenue.

Research and development costs, including qualifying engineering costs, are expensed when incurred and amounted to $38.0 million and $40.7 million for the three months ended March 31, 2023 and 2022, respectively. These costs as a percent of revenue were 1.8% and 2.0% for the three months ended March 31, 2023 and 2022, respectively.

Other income, net

Other income, net includes non-service pension benefit, deferred compensation plan investments gain or loss, earnings or charges from equity method investments, foreign exchange gain or loss, and various other items. Other income, net for the three months ended March 31, 2023 increased $1.7 million from the prior year comparable periods due to various immaterial items.

Income Taxes

The effective tax rates for the three months ended March 31, 2023 and 2022 were 20.2% and 18.0%, respectively. The increase in the effective tax rate for the three months ended March 31, 2023 relative to the prior year comparable quarter was primarily driven by favorable audit resolutions in 2022.

Net earnings

Net earnings for the three months ended March 31, 2023 increased 1.1% to $228.6 million, or $1.63 diluted earnings per share, from $226.2 million, or $1.56 diluted earnings per share, in the prior year comparable quarter. The increase in net earnings is mainly attributable to productivity initiatives and customer pricing actions, partially offset by increased material and labor costs and unfavorable impact from foreign currency translation.

SEGMENT RESULTS OF OPERATIONS

The summary that follows provides a discussion of the results of operations of each of our five reportable operating segments (Engineered Products, Clean Energy & Fueling, Imaging & Identification, Pumps & Process Solutions, and Climate & Sustainability Technologies). Each of these segments is comprised of various product and service offerings that serve multiple markets. We evaluate our operating segment performance based on segment earnings as defined in Note 14 — Segment Information in the condensed consolidated financial statements in Item 1 of this Form 10-Q. For further information, see "Non-GAAP Disclosures" at the end of this Item 2.

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

	Three Months Ended March 31,
(dollars in thousands)	2023	2022	% Change
Revenue	$497,549	$487,647	2.0%

Segment earnings	$84,275	$71,130	18.5%

Segment margin	16.9%	14.6%

Operational metrics:
Bookings	$536,472	$541,035	(0.8)%
Backlog	$755,442	$830,135	(9.0)%

Components of revenue growth:
Organic growth			3.4%
Foreign currency translation			(1.4)%
Total revenue growth			2.0%

First Quarter 2023 Compared to the First Quarter 2022

Engineered Products segment revenue for the first quarter of 2023 increased $9.9 million, or 2.0%, as compared to the first quarter of 2022, comprised primarily of organic growth of 3.4%, partially offset by an unfavorable impact from foreign currency translation of 1.4%. Customer pricing favorably impacted revenue in the first quarter of 2023 by approximately 4.1% compared to 10.8% in the prior year comparable quarter.

The organic revenue growth was primarily driven by segment-wide pricing actions to recover increased material and logistics costs, as well as strong demand and improved chassis availability in our waste handling business as large national waste haulers and municipal governments invest to upgrade their refuse collection vehicle fleets and implement our leading digital technologies to improve waste collection process efficiencies. Our industrial automation and aerospace and defense businesses experienced modest organic declines, primarily related to timing of programs with key automotive and defense customers. We anticipate organic revenue growth to continue into the second quarter driven by a healthy backlog position and strong order demand trends in several of our key end markets, most notably waste handling and industrial automation.

Engineered Products segment earnings increased $13.1 million, or 18.5%, compared to the first quarter of 2022. The increase was primarily driven by continued customer pricing actions and improved productivity, partially offset by higher labor costs, as well as an unfavorable impact from foreign currency translation. As a result, segment margin increased to 16.9% from 14.6% as compared to the prior year comparable quarter.

Bookings decreased 0.8% for the segment, comprised of an unfavorable impact from foreign currency translation of 1.7%, partially offset by organic growth of 0.9%. The organic bookings growth was driven by strong demand in our waste handling, industrial automation and industrial winch and hoist businesses, partially offset by a reduction in vehicle lift business primarily driven by normalization of lead times. Segment book-to-bill was 1.08. Backlog decreased 9.0% compared to the prior year comparable period, primarily related to supply chain improvements resulting in the normalization of customer delivery lead times and market demand in our vehicle lift business.

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

	Three Months Ended March 31,
(dollars in thousands)	2023	2022	% Change
Revenue	$430,729	$458,395	(6.0)%

Segment earnings	$73,605	$72,962	0.9%

Segment margin	17.1%	15.9%

Operational metrics:
Bookings	$454,526	$501,491	(9.4)%
Backlog	$337,116	$426,342	(20.9)%

Components of revenue decline:
Organic decline			(2.6)%
Foreign currency translation			(3.4)%
Total revenue decline			(6.0)%

First Quarter 2023 Compared to the First Quarter 2022

Clean Energy & Fueling segment revenue for the first quarter of 2023 decreased $27.7 million, or 6.0%, as compared to the first quarter of 2022, comprised of an unfavorable impact from foreign currency translation of 3.4%, and an organic decline of 2.6%. Customer pricing favorably impacted revenue in the first quarter of 2023 by approximately 4.5% compared to 2.9% in the prior year comparable quarter.

The organic revenue decline was primarily driven by reduced year-over-year demand in above ground retail fueling equipment due to the expected roll-off of EMV-related demand, customer construction related delays, and overall caution among operators, and was partially offset by solid demand in fluid transfer solutions, clean energy components for LPG and H2 applications, and vehicle wash solutions, along with pricing actions aimed at mitigating material and logistics cost inflation. We expect organic growth rates in the second quarter to remain constrained due to the continued recovery in above-ground retail fueling equipment, with year-over-year improvement expected in the second half of the year.

Clean Energy & Fueling segment earnings increased $0.6 million, or 0.9%, over the prior year comparable quarter. The increase was primarily driven by pricing actions, productivity initiatives and the benefit from restructuring actions taken in the second half of 2022 in response to reduced volumes in our above ground retail fueling business. These actions more than offset the unfavorable impacts of material and labor cost inflation, organic volume declines and foreign currency translation. Segment margin increased to 17.1% from 15.9% in the prior year comparable quarter.

Overall bookings decreased 9.4% as compared to the prior year comparable quarter, driven by an organic decline of 6.1% and an unfavorable impact from foreign currency translation of 3.3%. The organic bookings decline was primarily driven by reduced year-over-year demand in above ground retail fueling equipment. Segment book-to-bill was 1.06. Backlog decreased 20.9% as compared to the prior year comparable period as lead times have normalized with the improvement in global supply chains.

Imaging & Identification

Our Imaging & Identification segment supplies precision marking and coding, product traceability, brand protection and digital textile printing equipment, as well as related consumables, software and services to the global packaged and consumer goods, pharmaceutical, industrial manufacturing, textile and other end-markets.

	Three Months Ended March 31,
(dollars in thousands)	2023	2022	% Change
Revenue	$283,091	$272,255	4.0%

Segment earnings	$68,315	$58,598	16.6%

Segment margin	24.1%	21.5%

Operational metrics:
Bookings	$290,712	$307,104	(5.3)%
Backlog	$236,215	$243,411	(3.0)%

Components of revenue growth:
Organic growth			8.2%
Foreign currency translation			(4.2)%
Total revenue growth			4.0%

First Quarter 2023 Compared to the First Quarter 2022

Imaging & Identification segment revenue for the first quarter of 2023 increased $10.8 million, or 4.0%, as compared to the first quarter of 2022, comprised of organic growth of 8.2%, which was partially offset by an unfavorable impact from foreign currency translation of 4.2%. Customer pricing favorably impacted revenue in the first quarter of 2023 by approximately 6.7% compared to 1.9% in the prior year comparable quarter.

The organic revenue growth was primarily driven by pricing initiatives and solid activity in our marking and coding business, as underlying demand for our printers, spare parts, services and consumables remains positive, and we expect growth in our marking and coding business to remain positive into the second quarter. Demand in our textile printing business has continued to be impacted by high energy prices and macro uncertainty in textile producing regions.

Imaging & Identification segment earnings increased $9.7 million, or 16.6%, over the prior year comparable quarter. This increase was primarily driven by pricing initiatives, organic revenue growth, and productivity actions, which more than offset negative impacts from material and labor cost inflation and foreign currency translation. Segment margin increased to 24.1% from 21.5% in the prior year comparable quarter.

Overall bookings decreased 5.3% as compared to the prior year comparable quarter, reflecting an unfavorable impact from foreign currency translation of 3.5%, and an organic decline of 1.8%. The organic bookings decline was primarily driven by the timing of orders in our serialization software business. Segment book-to-bill was 1.03. Backlog decreased 3.0% as compared to the prior year comparable period.

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

	Three Months Ended March 31,
(dollars in thousands)	2023	2022	% Change
Revenue	$413,881	$435,195	(4.9)%

Segment earnings	$115,244	$146,617	(21.4)%

Segment margin	27.8%	33.7%

Operational metrics:
Bookings	$464,297	$459,790	1.0%
Backlog	$742,890	$704,935	5.4%

Components of revenue decline:
Organic decline			(7.1)%
Acquisitions			4.4%
Foreign currency translation			(2.2)%
Total revenue decline			(4.9)%

First Quarter 2023 Compared to the First Quarter 2022

Pumps & Process Solutions segment revenue for the first quarter of 2023 decreased $21.3 million, or 4.9%, as compared to the first quarter of 2022, driven by an organic decline of 7.1%, and an unfavorable impact from foreign currency translation of 2.2%, partially offset by acquisition-related growth of 4.4%. Acquisition-related growth was primarily driven by the acquisition of Malema Engineering Corporation and Witte Pumps & Technology GmbH. Customer pricing favorably impacted revenue in the first quarter of 2023 by approximately 4.9% compared to 3.6% in the prior year comparable quarter.

The organic revenue decline was primarily driven by reduced shipments for components used in COVID-19 vaccine production and biopharmaceutical manufacturers repurposing inventory purchased for the COVID-19 vaccine production toward production of non-COVID-19 therapies. This decline was partially offset by pricing initiatives, along with continued strength in industrial pumps, thermal connectors, plastics and polymer processing solutions and bearings and compression components businesses, which saw revenue growth driven by solid end market demand and strong backlogs. Underlying demand remains positive in our core biopharmaceutical platform and we anticipate sales of biopharma products to begin to increase in the second half of the year as customers deplete significant inventories built up in prior years.

Pumps & Process Solutions segment earnings decreased $31.4 million, or 21.4%, over the prior year comparable quarter. The decrease was primarily driven by the impact of reduced revenues relating to biopharmaceutical components along with foreign currency translation headwinds. This was partially offset by pricing initiatives, conversion on increased revenues in industrial pumps, plastics and polymer processing solutions and bearings and compression components, productivity actions and restructuring benefits. Segment margin decreased to 27.8% from 33.7% from the prior year comparable quarter mainly due to business mix within the segment.

Overall bookings increased 1.0% as compared to the prior year comparable quarter driven by acquisition-related growth of 4.8%, partially offset by an unfavorable impact from foreign currency translation of 2.6% and an organic decline of 1.2%. The organic bookings decline was driven by a decrease in orders for biopharmaceutical components, partially offset by continued strong order intake in our industrial pumps, thermal connectors, plastics and polymer processing solutions and bearings and compression components businesses. Segment book-to-bill was 1.12. Backlog increased 5.4% compared to the prior year comparable period.

Climate & Sustainability Technologies
Our Climate & Sustainability Technologies segment is a provider of innovative and energy-efficient equipment, components and parts for the commercial refrigeration, equipment and systems, heating and cooling and beverage can-making equipment markets.

	Three Months Ended March 31,
(dollars in thousands)	2023	2022	% Change
Revenue	$455,325	$399,078	14.1%

Segment earnings	$73,778	$53,609	37.6%

Segment margin	16.2%	13.4%

Operational metrics:
Bookings	$300,014	$444,852	(32.6)%
Backlog	$899,379	$1,218,155	(26.2)%

Components of revenue growth:
Organic growth			16.2%
Foreign currency translation			(2.1)%
Total revenue growth			14.1%

First Quarter 2023 Compared to the First Quarter 2022

Climate & Sustainability Technologies segment revenue increased $56.2 million, or 14.1%, as compared to the first quarter of 2022, reflecting organic revenue growth of 16.2%, and partially offset by an unfavorable impact from foreign currency translation of 2.1%. Customer pricing favorably impacted revenue in the first quarter of 2023 by approximately 5.9% compared to 9.2% in the prior year comparable quarter, reflecting actions to recover higher costs.

The organic revenue growth was driven by strong demand across many of our key end markets combined with pricing actions implemented to recover increased material and logistics costs. Our heat exchanger business continues to experience strong growth as regulation-driven efforts to shift from fossil fuel to electric energy in Europe drive robust demand for heat pump applications, as well as strong global commercial HVAC and industrial markets. Beverage can-making business revenues experienced solid growth, driven by strong backlog levels and secular trends in the global beverage industry as producers shift from plastic and glass packaging to aluminum cans for environmental sustainability and merchandising benefits offered by modern aluminum cans. Retail refrigeration revenue also increased from the prior year, driven by customer pricing actions, healthy remodel activity with large supermarket chains, and growing demand for natural refrigerant systems. We anticipate organic revenue growth to continue at modest levels in the second quarter driven by continued strong heat exchanger demand partially offset by the near term impact of order de-bookings related to a major retail refrigeration customer’s strategic decision to temporarily pause its new store expansion program and timing of projects in our beverage can-making business.

Climate & Sustainability Technologies segment earnings increased $20.2 million, or 37.6%, as compared to the first quarter of 2022. Segment margin increased to 16.2% from 13.4% in the prior year comparable quarter. The segment earnings increase was driven by customer pricing actions, increased volumes and benefits from productivity initiatives, partially offset by higher material and labor costs.

Bookings in the first quarter of 2023 decreased 32.6% from the prior year comparable quarter, reflecting organic decline of 30.6% and an unfavorable impact from foreign currency translation of 2.0%. The organic bookings decline was principally driven by improving lead times, timing of large beverage equipment projects, and $90.0 million in order de-bookings discussed above. Segment book-to-bill for the first quarter of 2023 was 0.66. Backlog decreased 26.2% over the prior year comparable period, but remains at healthy and elevated levels reflecting constructive demand across several key end markets within the segment.

Reconciliation of Segment Earnings to Net Earnings

	Three Months Ended March 31,
(dollars in thousands)	2023	2022
Net earnings:
Segment earnings:
Engineered Products	$84,275	$71,130
Clean Energy & Fueling	73,605	72,962
Imaging & Identification	68,315	58,598
Pumps & Process Solutions	115,244	146,617
Climate & Sustainability Technologies	73,778	53,609
Total segment earnings	415,217	402,916
Purchase accounting expenses (1)	42,679	53,286
Restructuring and other costs (2)	14,053	10,552
Loss on dispositions (3)	—	194
Corporate expense / other (4)	40,072	37,404
Interest expense	34,214	26,552
Interest income	(2,091)	(775)
Earnings before provision for income taxes	286,290	275,703
Provision for income taxes	57,716	49,550
Net earnings	$228,574	$226,153
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
(4) Certain expenses are maintained at the corporate level and not allocated to the segments. These expenses include executive and functional compensation costs, non-service pension costs, non-operating insurance expenses, shared business services and digital overhead costs, deal-related expenses and various administrative expenses relating to the corporate headquarters.

Restructuring and Other Costs (Benefits)

Restructuring and other costs (benefits) are not presented in our segment earnings because these costs are excluded from the segment operating performance measure reviewed by management. During the three months ended March 31, 2023 restructuring and other activities include restructuring charges of $12.5 million and other costs (benefits) of $1.6 million. Restructuring expenses for the three months ended March 31, 2023 were primarily related to headcount reductions and exit costs in the Clean Energy & Fueling segment. These programs were initiated in 2022 and 2023 and were undertaken in light of current market conditions. Other costs (benefits), net for the three months ended March 31, 2023 was comprised primarily of $1.1 million for product line rationalization in the Clean Energy & Fueling segment. These restructuring and other charges were recorded in cost of goods and services and selling, general and administrative expenses in the condensed consolidated statement of earnings. Additional programs beyond the scope of the announced programs may be implemented during 2023 with related restructuring charges.

We recorded the following restructuring and other costs (benefits) for the three months ended March 31, 2023:

	Three Months Ended March 31, 2023
(dollars in thousands)	Engineered Products	Clean Energy & Fueling	Imaging & Identification	Pumps & Process Solutions	Climate & Sustainability Technologies	Corporate	Total
Restructuring	$539	$10,144	$339	$1,326	$242	$(114)	$12,476
Other costs (benefits), net	25	1,068	353	(47)	172	6	1,577
Restructuring and other costs (benefits)	$564	$11,212	$692	$1,279	$414	$(108)	$14,053

During the three months ended March 31, 2022, restructuring and other activities included restructuring charges of $8.2 million and other costs (benefits), net, of $2.4 million. Restructuring expense for the three months ended March 31, 2022 was comprised primarily of the result of restructuring programs initiated in 2021, which includes non-cash foreign currency translation losses due to the substantial liquidation of businesses in certain Latin America countries. Other costs (benefits), net for the three months ended March 31, 2022 was comprised primarily of a $2.1 million write-off of assets in connection with an exit from certain Latin America countries in our Climate & Sustainability Technologies segment. These restructuring and other charges were recorded in cost of goods and services and selling, general and administrative expenses in the condensed consolidated statement of earnings.

We recorded the following restructuring and other costs (benefits) for the three months ended March 31, 2022:

	Three Months Ended March 31, 2022
(dollars in thousands)	Engineered Products	Clean Energy & Fueling	Imaging & Identification	Pumps & Process Solutions	Climate & Sustainability Technologies	Corporate	Total
Restructuring	$457	$196	$1,191	$685	$5,716	$(88)	$8,157
Other costs (benefits), net	52	(6)	186	1	2,117	45	2,395
Restructuring and other costs (benefits)	$509	$190	$1,377	$686	$7,833	$(43)	$10,552

Purchase Accounting Expenses

Purchase accounting expenses primarily relate to amortization of acquired assets and charges related to fair value step-ups for acquired inventory sold during the period. These expenses are not presented in our segment earnings because they are excluded from the segment operating performance measure reviewed by management. These expenses reconcile to segment earnings as follows:

	Three Months Ended March 31,
(dollars in thousands)	2023	2022
Purchase accounting expenses
Engineered Products	$5,804	$4,815
Clean Energy & Fueling [1]	19,567	31,330
Imaging & Identification	5,606	5,692
Pumps & Process Solutions	6,877	6,591
Climate & Sustainability Technologies	4,825	4,858
Total	$42,679	$53,286
[1] Purchase accounting expenses in our Clean Energy and Fueling segment decreased by $11,763 for the three months ended March 31, 2023 from the prior year comparable period, which included $12,097 of charges related to fair value step-ups for inventory from the acquisition of RegO and Acme Cryogenics in Q4 2021.

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

Cash Flow Summary

The following table is derived from our condensed consolidated statements of cash flows:

	Three Months Ended March 31,
Cash Flows from Operations (in thousands)	2023	2022
Net cash flows provided by (used in):
Operating activities	$241,284	$23,683
Investing activities	(43,556)	(46,963)
Financing activities	(306,565)	(75,204)

Operating Activities

Cash flow from operating activities for the three months ended March 31, 2023 increased compared to March 31, 2022. This increase was primarily driven by improvements in the cash flows related to working capital.

Adjusted Working Capital: We believe adjusted working capital (a non-GAAP measure calculated as accounts receivable, plus inventory, less accounts payable) provides a meaningful measure of liquidity by showing changes caused by operational results. The following table provides a calculation of adjusted working capital:

Adjusted Working Capital (in thousands)	March 31, 2023	December 31, 2022
Accounts receivable	$1,460,970	$1,516,871
Inventories	1,405,416	1,366,608
Less: Accounts payable	1,039,162	1,068,144
Adjusted working capital	$1,827,224	$1,815,335

Adjusted working capital increased by $11.9 million, or 0.7%, in the quarter ended March 31, 2023, which reflected an increase of $38.8 million in inventory and a decrease in accounts payable of $29.0 million, partially offset by a decrease of $55.9 million in accounts receivable. Inventories increased to support business growth and seasonality trends. The change in accounts payable and accounts receivable reflect the timing of payments and collections.

Investing Activities

Cash flow from investing activities is generally derived from cash outflows for capital expenditures and acquisitions, offset by proceeds from sales of business, property, plant and equipment. During the three months ended March 31, 2023, the majority of the activity in investing activities was comprised of capital spending. Our capital expenditures decreased $2.0 million during the three months ended March 31, 2023 compared to the three months ended March 31, 2022. We estimate capital expenditures in 2023 to range from $185.0 million to $195.0 million.

We anticipate that capital expenditures and any acquisitions we make through the remainder of 2023 will be funded from available cash and internally generated funds and, if necessary, through the issuance of commercial paper, borrowings from revolving credit facilities or by accessing the public debt or equity markets.

Financing Activities

Our cash flow from financing activities generally relates to the use of cash for repurchases of our common stock and payment of dividends, offset by borrowing activity. The majority of financing activity was attributed to the following:

•Commercial paper and other short-term borrowings, net: During the three months ended March 31, 2023, we used $221.2 million to pay off commercial paper borrowings. During the three months ended March 31, 2022, we received net proceeds of $7.8 million from commercial paper borrowings.

•Dividend payments: Total dividend payments to common shareholders were $70.8 million during the three months ended March 31, 2023, as compared to $72.2 million during the same period in 2022. Our dividends paid per common share increased 1.0% to $0.505 during the three months ended March 31, 2023 compared to $0.50 during the same period in 2022. The number of common shares outstanding decreased in the comparative periods due to share repurchase activity throughout 2022.

•Payments to settle employee tax obligations: Payments to settle tax obligations from the exercise of share-based awards increased $2.9 million compared to the prior year period, primarily due to an increase in the number of shares exercised.

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

The following table reconciles our free cash flow to cash flow provided by operating activities:

	Three Months Ended March 31,
Free Cash Flow (dollars in thousands)	2023	2022
Cash flow provided by operating activities	$241,284	$23,683
Less: Capital expenditures	(48,375)	(50,381)
Free cash flow	$192,909	$(26,698)
Cash flow from operating activities as a percentage of revenue	11.6%	1.2%
Cash flow from operating activities as a percentage of net earnings	105.6%	10.5%
Free cash flow as a percentage of revenue	9.3%	(1.3)%
Free cash flow as a percentage of net earnings	84.4%	(11.8)%

For the three months ended March 31, 2023, we generated free cash flow of $192.9 million, representing 9.3% of revenue and 84.4% of net earnings. Free cash flow for the three months ended March 31, 2023 increased $219.6 million, compared to March 31, 2022, due to higher operating cash flow, primarily as a result of improvements in working capital compared to the prior year.

Capitalization

We use commercial paper borrowings for general corporate purposes, including the funding of acquisitions and the repurchase of our common stock. As of March 31, 2023, we maintained a $1.0 billion five-year unsecured revolving credit facility (the "Credit Agreement") with a syndicate of banks which expires on October 4, 2024. The Company uses the Credit Agreement principally as liquidity back-up for our commercial paper program and for general corporate purposes.

At the Company's election, loans under the Credit Agreement will bear interest at a base rate plus an applicable margin. The Credit Agreement requires the Company to pay a facility fee and imposes various restrictions on the Company such as, among other things, a requirement to maintain an interest coverage ratio of consolidated EBITDA to consolidated net interest expense of not less than 3.0 to 1.0. We were in compliance with all covenants in the Credit Agreement and our other long-term debt covenants at March 31, 2023 and had an interest coverage ratio of 14.6 to 1. We are not aware of any potential impairment to our liquidity and expect to remain in compliance with all of our debt covenants. Additionally, our earliest long-term debt maturity is in 2025.

On April 6, 2023, the Company entered into a new $1 billion five-year unsecured revolving credit facility, which has substantially similar terms to the existing Credit Agreement, and a $500 million 364-day unsecured revolving credit facility. The new five-year credit facility replaced the existing Credit Agreement. See Note 18 — Subsequent Events in the condensed consolidated financial statements in Item 1 of this Form 10-Q for additional details.

We also have a current shelf registration statement filed with the SEC that allows for the issuance of additional debt securities that may be utilized in one or more offerings on terms to be determined at the time of the offering. Net proceeds of any offering would be used for general corporate purposes, including repayment of existing indebtedness, capital expenditures and acquisitions.

At March 31, 2023, our cash and cash equivalents totaled $272.4 million, of which approximately $246.8 million was held outside the United States. At December 31, 2022, our cash and cash equivalents totaled $380.9 million, of which approximately $261.4 million was held outside the United States. Cash and cash equivalents are held primarily in bank deposits with highly rated banks. We regularly hold cash in excess of near-term requirements in bank deposits or invest the funds in government money market instruments or short-term investments, which consist of investment grade time deposits with original maturity dates at the time of purchase of no greater than three months.

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

Net Debt to Net Capitalization Ratio (dollars in thousands)	March 31, 2023	December 31, 2022
Commercial paper	$513,900	$734,936
Other	667	836
Total short-term borrowings	$514,567	$735,772
Long-term debt	2,961,362	2,942,513
Total debt	3,475,929	3,678,285
Less: Cash and cash equivalents	(272,426)	(380,868)
Net debt	3,203,503	3,297,417
Add: Stockholders' equity	4,460,561	4,286,366
Net capitalization	$7,664,064	$7,583,783
Net debt to net capitalization	41.8%	43.5%

Our net debt to net capitalization ratio decreased to 41.8% at March 31, 2023 compared to 43.5% at December 31, 2022. Net debt decreased $93.9 million during the period primarily due to a decrease in commercial paper borrowings, partially offset by lower cash and cash equivalents. Stockholders' equity increased for the period as a result of current earnings of $228.6 million and other comprehensive earnings of $17.1 million, primarily due to the favorable impact of foreign currency fluctuations, partially offset by $70.8 million of dividends paid.

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

Critical Accounting Estimates

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

Recent Accounting Standards

See Note 17 — Recent Accounting Pronouncements in the condensed consolidated financial statements in Item 1 of this Form 10-Q. The adoption of recent accounting standards as included in Note 17 — Recent Accounting Pronouncements in the condensed consolidated financial statements has not had, and is not expected to have, a significant impact on our revenue, earnings or liquidity.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, especially MD&A, contains "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. All statements in this document other than statements of historical fact are statements that are, or could be deemed, "forward-looking" statements. Some of these statements may be indicated by words such as "may", "anticipate", "expect", "believe", "intend", "continue", "guidance", "estimates", "suggest", "will", "plan", "should", "would", "could", "forecast" and other words and terms that use the future tense or have a similar meaning. Forward-looking statements are based on current expectations and are subject to numerous important risks, uncertainties, and assumptions, including those described in our Annual Report on Form 10-K for the year ended December 31, 2022. Factors that could cause actual results to differ materially from current expectations include, among other things: general economic conditions and conditions in the particular markets in which we operate; supply chain constraints and labor shortages that could result in production stoppages, inflation in material input costs and freight logistics; the impacts of COVID-19 or other future pandemics on the global economy and on our customers, suppliers, employees, business and cash flows; changes in customer demand and capital spending; competitive factors and pricing pressures; our ability to develop and launch new products in a cost-effective manner; changes in law, including the effect of tax laws and developments with respect to trade policy and tariffs; our ability to identify and complete acquisitions and integrate and realize synergies from newly acquired businesses; the impact of interest rate and currency exchange rate fluctuations; capital allocation plans and changes in those plans, including with respect to dividends, share repurchases, investments in research and development, capital expenditures and acquisitions; our ability to derive expected benefits from restructurings, productivity initiatives and other cost reduction actions; the impact of legal compliance risks and litigation, including with respect to product quality and safety, cybersecurity and privacy; and our ability to capture and protect intellectual property rights, and various other factors that are described in our periodic reports filed with or furnished to the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2022. The Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

Reconciliations and comparisons to non-GAAP measures can be found above in this Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the three months ended March 31, 2023. For a discussion of our exposure to market risk, refer to Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Item 4. Controls and Procedures

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2023.

During the first quarter of 2023, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

See Note 12 — Commitments and Contingent Liabilities in the condensed consolidated financial statements in Item 1 of this Form 10-Q.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a.Not applicable.

b.Not applicable.

c.In November 2020, the Company's Board of Directors approved a new standing share repurchase authorization, whereby the Company may repurchase up to 20 million shares beginning on January 1, 2021 through December 31, 2023. No share repurchases were made under the November 2020 authorization during the three months ended March 31, 2023. As of March 31, 2023, the number of shares still available for repurchase under the November 2020 share repurchase authorization was 15,283,326.

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

101
The following materials from Dover Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page formatted in Inline XBRL and contained in Exhibit 101.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

DOVER CORPORATION

Date:	April 26, 2023	/s/ Brad M. Cerepak
Brad M. Cerepak
Senior Vice President & Chief Financial Officer
(Principal Financial Officer)

Date:	April 26, 2023	/s/ Ryan W. Paulson
Ryan W. Paulson
Vice President, Controller
(Principal Accounting Officer)