Form 10-Q
period 2023-06-30
DOVER Corp
filed 2023-07-25
CIK 29905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☑
The number of shares outstanding of the Registrant’s common stock as of July 18, 2023 was 139,873,825.

Dover Corporation
Form 10-Q

Item 1. Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$2,100,086	$2,158,715	$4,179,109	$4,210,616
Cost of goods and services	1,341,250	1,377,432	2,673,254	2,686,139
Gross profit	758,836	781,283	1,505,855	1,524,477
Selling, general and administrative expenses	434,340	424,433	866,754	868,276
Operating earnings	324,496	356,850	639,101	656,201
Interest expense	33,804	26,989	68,018	53,541
Interest income	(2,653)	(949)	(4,744)	(1,724)
Other income, net	(6,678)	(4,546)	(10,486)	(6,675)
Earnings before provision for income taxes	300,023	335,356	586,313	611,059
Provision for income taxes	57,784	45,738	115,500	95,288
Net earnings	$242,239	$289,618	$470,813	$515,771

Net earnings per share:
Basic	$1.73	$2.01	$3.37	$3.58
Diluted	$1.72	$2.00	$3.35	$3.56
Weighted average shares outstanding:
Basic	139,862	143,832	139,810	143,959
Diluted	140,578	144,669	140,597	144,998

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net earnings	$242,239	$289,618	$470,813	$515,771
Other comprehensive earnings (loss), net of tax
Foreign currency translation adjustments:
Foreign currency translation gain (loss)	21,335	(77,552)	37,907	(99,205)
Reclassification of foreign currency translation losses to earnings	—	—	—	5,915
Total foreign currency translation adjustments (net of $3,166, $(10,539), $7,216 and $(18,970) tax benefit (provision), respectively)	21,335	(77,552)	37,907	(93,290)
Pension and other post-retirement benefit plans:
Amortization of actuarial (gain) loss included in net periodic pension cost	(528)	345	(1,062)	705
Amortization of prior service costs included in net periodic pension cost	255	226	519	447
Total pension and other post-retirement benefit plans (net of $83, $(202), $165 and $(410) tax benefit (provision), respectively)	(273)	571	(543)	1,152
Changes in fair value of cash flow hedges:
Unrealized net (loss) gain arising during period	(268)	(1,150)	(341)	814
Net loss (gain) reclassified into earnings	852	(1,045)	1,698	(2,621)
Total cash flow hedges (net of $(167), $631, $(387) and $519 tax (provision) benefit, respectively)	584	(2,195)	1,357	(1,807)
Other comprehensive earnings (loss), net of tax	21,646	(79,176)	38,721	(93,945)
Comprehensive earnings	$263,885	$210,442	$509,534	$421,826

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$285,777	$380,868
Receivables, net	1,561,162	1,516,871
Inventories, net	1,396,260	1,366,608
Prepaid and other current assets	171,478	159,118
Total current assets	3,414,677	3,423,465
Property, plant and equipment, net	1,016,206	1,004,825
Goodwill	4,698,604	4,669,494
Intangible assets, net	1,274,179	1,333,735
Other assets and deferred charges	497,920	465,000
Total assets	$10,901,586	$10,896,519

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$446,175	$735,772
Accounts payable	1,028,928	1,068,144
Accrued compensation and employee benefits	235,773	269,785
Deferred revenue	261,202	256,933
Accrued insurance	87,464	92,876
Other accrued expenses	319,263	318,337
Federal and other income taxes	45,291	31,427
Total current liabilities	2,424,096	2,773,274
Long-term debt	2,976,573	2,942,513
Deferred income taxes	340,554	375,150
Noncurrent income tax payable	28,024	44,313
Other liabilities	470,234	474,903
Stockholders' equity:
Total stockholders' equity	4,662,105	4,286,366
Total liabilities and stockholders' equity	$10,901,586	$10,896,519

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except per share data)
(Unaudited)

	Common stock $1 par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total stockholders' equity
Balance at April 1, 2023	$259,794	$866,705	$10,380,895	$(249,148)	$(6,797,685)	$4,460,561
Net earnings	—	—	242,239	—	—	242,239
Dividends paid ($0.505 per share)	—	—	(70,701)	—	—	(70,701)
Common stock issued for the exercise of share-based awards	24	1,895	—	—	—	1,919
Stock-based compensation expense	—	6,441	—	—	—	6,441
Other comprehensive earnings, net of tax	—	—	—	21,646	—	21,646
Balance at June 30, 2023	$259,818	$875,041	$10,552,433	$(227,502)	$(6,797,685)	$4,662,105

	Common stock $1 par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total stockholders' equity
Balance at April 1, 2022	$259,573	$858,587	$9,599,195	$(168,821)	$(6,218,758)	$4,329,776
Net earnings	—	—	289,618	—	—	289,618
Dividends paid ($0.50 per share)	—	—	(71,853)	—	—	(71,853)
Common stock issued for the exercise of share-based awards	28	(2,088)	—	—	—	(2,060)
Stock-based compensation expense	—	7,218	—	—	—	7,218
Common stock acquired	—	—	—	—	(85,000)	(85,000)
Other comprehensive loss, net of tax	—	—	—	(79,176)	—	(79,176)
Balance at June 30, 2022	$259,601	$863,717	$9,816,960	$(247,997)	$(6,303,758)	$4,388,523

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except per share data)
(Unaudited)

	Common stock $1 par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total stockholders' equity
Balance at January 1, 2023	$259,644	$867,560	$10,223,070	$(266,223)	$(6,797,685)	$4,286,366
Net earnings	—	—	470,813	—	$—	470,813
Dividends paid ($1.01 per share)	—	—	(141,474)	—	—	(141,474)
Common stock issued for the exercise of share-based awards	174	(11,242)	—	—	—	(11,068)
Stock-based compensation expense	—	18,723	—	—	—	18,723
Other comprehensive earnings, net of tax	—	—	—	38,721	—	38,721
Other, net	—	—	24		—	24
Balance at June 30, 2023	$259,818	$875,041	$10,552,433	$(227,502)	$(6,797,685)	$4,662,105

	Common stock $1 par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total stockholders' equity
Balance at January 1, 2022	$259,457	$857,636	$9,445,245	$(154,052)	$(6,218,758)	$4,189,528
Net earnings	—	—	515,771	—	—	515,771
Dividends paid ($1.00 per share)	—	—	(144,056)	—	—	(144,056)
Common stock issued for the exercise of share-based awards	144	(12,250)	—	—	—	(12,106)
Stock-based compensation expense	—	18,331	—	—	—	18,331
Common stock acquired	—	—	—	—	(85,000)	(85,000)
Other comprehensive loss, net of tax	—	—	—	(93,945)	—	(93,945)
Balance at June 30, 2022	$259,601	$863,717	$9,816,960	$(247,997)	$(6,303,758)	$4,388,523

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Operating Activities:
Net earnings	$470,813	$515,771
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	156,687	154,294
Stock-based compensation expense	18,723	18,331
Reclassification of foreign currency translation losses to earnings	—	5,915
Other, net	16,404	(8,152)
Cash effect of changes in assets and liabilities:
Accounts receivable, net	(32,060)	(204,676)
Inventories	(15,957)	(223,804)
Prepaid expenses and other assets	(18,390)	(17,923)
Accounts payable	(40,216)	147,829
Accrued compensation and employee benefits	(52,545)	(72,802)
Accrued expenses and other liabilities	(30,635)	(4,937)
Accrued and deferred taxes, net	(36,286)	(107,390)
Net cash provided by operating activities	436,538	202,456
Investing Activities:
Additions to property, plant and equipment	(88,454)	(100,577)
Acquisitions, net of cash and cash equivalents acquired	—	(8,453)
Proceeds from sale of property, plant and equipment	3,171	3,898
Other	(727)	(10,721)
Net cash used in investing activities	(86,010)	(115,853)
Financing Activities:
Repurchase of common stock	—	(85,000)
Change in commercial paper and other short-term borrowings, net	(289,597)	287,952
Dividends paid to stockholders	(141,474)	(144,056)
Payments to settle employee tax obligations on exercise of share-based awards	(11,068)	(12,106)
Other	(2,350)	(1,525)
Net cash (used in) provided by financing activities	(444,489)	45,265
Effect of exchange rate changes on cash and cash equivalents	(1,130)	(2,001)
Net (decrease) increase in cash and cash equivalents	(95,091)	129,867
Cash and cash equivalents at beginning of period	380,868	385,504
Cash and cash equivalents at end of period	$285,777	$515,371

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

Revenue from contracts with customers is disaggregated by segment and geographic location, as they best depict the nature and amount of the Company’s revenue. See Note 15 — Segment Information for further details for revenue by segment and geographic location.

Performance Obligations

Approximately 95% of the Company’s revenue is recognized at a point in time, rather than over time, as the Company completes its performance obligations. Specifically, revenue is recognized when control transfers to the customer, typically upon shipment or completion of installation, testing, certification, or other substantive acceptance provisions required under the contract. Approximately 5% of the Company’s revenue is recognized over time and relates to the sale of equipment or services, including software solutions and services, in which the Company transfers control of a good or service over time and the customer simultaneously receives and consumes the benefits provided by the Company's performance as the Company performs, or the Company's performance creates or enhances an asset the customer controls as the asset is created or enhanced, or the Company's performance does not create an asset with an alternative use to the Company and the Company has an enforceable right to payment for its performance to date plus a reasonable margin.

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

At June 30, 2023, we estimated that $235,410 in revenue is expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. The Company expects to recognize

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
approximately 73.8% of the Company's unsatisfied (or partially unsatisfied) performance obligations as revenue through 2024, with the remaining balance to be recognized in 2025 and thereafter.

The Company applied the practical expedient that permits the omission of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which the Company recognizes revenue at the amount to which the Company has the right to invoice for services performed.

Contract Balances

Contract assets primarily relate to the Company's right to consideration for work completed but not billed at the reporting date. Contract liabilities relate to advance consideration received from customers or advance billings for which revenue has not been recognized and are reduced when the associated revenue from the contract is recognized.

The following table provides information about contract assets and contract liabilities from contracts with customers:

	June 30, 2023	December 31, 2022	December 31, 2021
Contract assets	$15,484	$11,074	$11,440
Contract liabilities - current	261,202	256,933	227,549
Contract liabilities - non-current	17,305	19,879	21,513

The revenue recognized during the six months ended June 30, 2023 and 2022 that was included in contract liabilities at the beginning of the period amounted to $185,028 and $157,175, respectively.

3. Acquisitions

2023 Acquisitions

There were no acquisitions during the six months ended June 30, 2023.

2022 Acquisitions

During the six months ended June 30, 2022, the Company completed one acquisition. On May 2, 2022, the Company acquired 100% of the equity interests of AMN DPI ("AMN"), a designer and manufacturer of polymer pelletizing tools, for $8,100, net of cash acquired. The AMN acquisition extended the Company's reach into polymer processing equipment production within the Pumps & Process Solutions segment. In connection with this acquisition, the Company recorded goodwill of $1,903 and intangible assets of $5,625, primarily related to customer intangibles.

4. Inventories, net

	June 30, 2023	December 31, 2022
Raw materials	$800,200	$812,066
Work in progress	260,241	230,865
Finished goods	477,598	458,881
Subtotal	1,538,039	1,501,812
Less reserves	(141,779)	(135,204)
Total	$1,396,260	$1,366,608

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
5. Property, Plant and Equipment, net

	June 30, 2023	December 31, 2022
Land	$65,982	$62,495
Buildings and improvements	634,994	620,500
Machinery, equipment and other	1,987,086	1,895,502
Property, plant and equipment, gross	2,688,062	2,578,497
Accumulated depreciation	(1,671,856)	(1,573,672)
Property, plant and equipment, net	$1,016,206	$1,004,825

Depreciation expense totaled $39,840 and $36,573 for the three months ended June 30, 2023 and 2022, respectively. For the six months ended June 30, 2023 and 2022, depreciation expense totaled $77,370 and $74,385, respectively.

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

	2023	2022
Balance at January 1	$39,399	$40,126
Provision for expected credit losses, net of recoveries	433	(57)
Amounts written off charged against the allowance	(1,371)	(1,041)
Other, including foreign currency translation	(9)	(1,640)
Balance at June 30	$38,452	$37,388

7. Goodwill and Other Intangible Assets

The changes in the carrying value of goodwill by reportable operating segments were as follows:

	Engineered Products	Clean Energy & Fueling	Imaging & Identification	Pumps & Process Solutions	Climate & Sustainability Technologies	Total
Balance at January 1, 2023	$712,542	$1,391,418	$1,078,259	$979,535	$507,740	$4,669,494
Measurement period adjustments	—	—	—	(3,820)	—	(3,820)
Foreign currency translation	4,442	15,966	9,184	2,913	425	32,930
Balance at June 30, 2023	$716,984	$1,407,384	$1,087,443	$978,628	$508,165	$4,698,604

During the six months ended June 30, 2023, the Company recorded measurement period adjustments that decreased goodwill by $3,820, principally related to working capital adjustments for 2022 acquisitions within the Pumps & Process Solutions segment.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
The Company’s definite-lived and indefinite-lived intangible assets by major asset class were as follows:

	June 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Customer intangibles	$1,897,641	$1,059,509	$838,132	$1,881,402	$996,947	$884,455
Trademarks	267,800	142,842	124,958	265,466	132,791	132,675
Patents	214,426	145,885	68,541	219,199	146,337	72,862
Unpatented technologies	263,228	148,466	114,762	257,428	137,750	119,678
Distributor relationships	81,672	60,976	20,696	79,622	57,299	22,323
Other	27,564	17,091	10,473	46,880	41,682	5,198
Total	2,752,331	1,574,769	1,177,562	2,749,997	1,512,806	1,237,191
Unamortized intangible assets:
Trademarks	96,617	—	96,617	96,544	—	96,544
Total intangible assets, net	$2,848,948	$1,574,769	$1,274,179	$2,846,541	$1,512,806	$1,333,735

For the three months ended June 30, 2023 and 2022, amortization expense was $38,951 and $38,718, respectively. For the six months ended June 30, 2023 and 2022, amortization expense was $79,317 and $79,909, respectively. Amortization expense is primarily comprised of acquisition-related intangible amortization. During the six months ended June 30, 2023, the Company acquired certain intellectual property assets through an immaterial asset acquisition. These assets were classified as unpatented technologies and included in the Imaging & Identification segment.

8. Restructuring Activities

The Company's restructuring charges by segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Engineered Products	$3,938	$524	$4,477	$981
Clean Energy & Fueling	5,847	1,423	15,991	1,619
Imaging & Identification	865	344	1,204	1,535
Pumps & Process Solutions	3,303	1,476	4,629	2,161
Climate & Sustainability Technologies	1,205	159	1,447	5,875
Corporate	1,241	383	1,127	295
Total	$16,399	$4,309	$28,875	$12,466

These amounts are classified in the condensed consolidated statements of earnings as follows:
Cost of goods and services	$5,682	$1,037	$9,155	$1,244
Selling, general and administrative expenses	10,717	3,272	19,720	11,222
Total	$16,399	$4,309	$28,875	$12,466

The restructuring expenses of $16,399 and $28,875 incurred during the three and six months ended June 30, 2023 were primarily related to headcount reductions and exit costs in the Clean Energy & Fueling, Engineered Products and Pumps & Process Solutions segments. These restructuring programs were initiated in 2022 and 2023 and were undertaken in light of current market conditions. The Company will continue to make proactive adjustments to its cost structure through restructuring and other programs to align with current demand trends.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
The Company’s severance and exit accrual activities were as follows:

	Severance	Exit	Total
Balance at January 1, 2023	$12,007	$2,503	$14,510
Restructuring charges	22,204	6,671	28,875
Payments	(14,441)	(4,747)	(19,188)
Other, including foreign currency translation	422	(740)	(318)
Balance at June 30, 2023	$20,192	$3,687	$23,879

9. Borrowings

Borrowings consist of the following:

	June 30, 2023	December 31, 2022
Short-term:
Commercial paper	$445,500	$734,936
Other	675	836
Short-term borrowings	$446,175	$735,772

During the six months ended June 30, 2023, commercial paper borrowings decreased $289,436. The borrowings outstanding under the commercial paper program had a weighted average annual interest rate of 5.33% and 4.61% as of June 30, 2023 and December 31, 2022, respectively.

		Carrying amount (1)
	Principal	June 30, 2023	December 31, 2022
Long-term
3.15% 10-year notes due November 15, 2025	$400,000	$398,400	$398,063
1.25% 10-year notes due November 9, 2026 (euro-denominated)	€600,000	649,816	631,522
0.750% 8-year notes due November 4, 2027 (euro-denominated)	€500,000	540,865	525,654
6.65% 30-year debentures due June 1, 2028	$200,000	199,506	199,456
2.950% 10-year notes due November 4, 2029	$300,000	297,597	297,408
5.375% 30-year debentures due October 15, 2035	$300,000	296,933	296,808
6.60% 30-year notes due March 15, 2038	$250,000	248,336	248,279
5.375% 30-year notes due March 1, 2041	$350,000	345,120	344,982
Other		—	341
Total long-term debt		$2,976,573	$2,942,513
(1) Carrying amount is net of unamortized debt discount and deferred debt issuance costs. Total unamortized debt discounts were $11.9 million and $12.7 million as of June 30, 2023 and December 31, 2022, respectively. Total deferred debt issuance costs were $9.8 million and $10.7 million as of June 30, 2023 and December 31, 2022, respectively.

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

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
On April 6, 2023, the Company entered into new $1.0 billion five-year and $500.0 million 364-day unsecured revolving credit facilities ("Credit Agreements") with a syndicate of banks. The new five-year credit facility replaced the previous $1 billion five-year unsecured revolving credit facility, which was set to expire on October 4, 2024 and was terminated by the Company upon execution of the new five-year credit facility. The lenders' commitments under the five-year and 364-day Credit Agreements will terminate and the loans under the Credit Agreements will mature on April 6, 2028 and April 4, 2024, respectively. The Company may elect to extend the maturity date of any loans under the 364-day credit facility until April 4, 2025, subject to conditions specified therein. The Credit Agreements are designated as a liquidity back-stop for the Company's commercial paper program, which was upsized from $1.0 billion to $1.5 billion during the quarter, and also are available for general corporate purposes. At the Company's election, loans under the Credit Agreements will bear interest at a base rate plus an applicable margin. The Credit Agreements require the Company to pay facility fees and impose various restrictions on the Company such as, among other things, a requirement to maintain a minimum interest coverage ratio of consolidated EBITDA to consolidated net interest expense of not less than 3.0 to 1. As of June 30, 2023 and December 31, 2022, there were no outstanding borrowings under the new Credit Agreements or the previous five-year credit facility.

The Company was in compliance with all covenants in the Credit Agreements and other long-term debt covenants at June 30, 2023 and had an interest coverage ratio of consolidated EBITDA to consolidated net interest expense of 13.7 to 1.

Letters of Credit and other Guarantees

As of June 30, 2023, the Company had approximately $183.9 million outstanding in letters of credit, surety bonds, and performance and other guarantees which primarily expire on various dates through 2029. These letters of credit and bonds are primarily issued as security for insurance, warranty and other performance obligations. In general, we would only be liable for the amount of these guarantees in the event of default in the performance of our obligations, the probability of which is believed to be remote.

10. Financial Instruments

Derivatives

The Company is exposed to market risk for changes in foreign currency exchange rates due to the global nature of its operations and certain commodity risks. In order to manage these risks, the Company has hedged portions of its forecasted sales and purchases which occur within the next twelve months that are denominated in non-functional currencies, with currency forward contracts designated as cash flow hedges. At June 30, 2023 and December 31, 2022, the Company had contracts with total notional amounts of $180,999 and $184,565, respectively, to exchange currencies, principally euro, pound sterling, Swedish krona, Canadian dollar, Chinese yuan, and Swiss franc. The Company believes it is probable that all forecasted cash flow transactions will occur.

In addition, the Company had outstanding contracts with a total notional amount of $106,341 and $102,509 as of June 30, 2023 and December 31, 2022, respectively, that are not designated as hedging instruments. These instruments are used to reduce the Company's exposure for operating receivables and payables that are denominated in non-functional currencies. Gains and losses on these contracts are recorded in other income, net in the condensed consolidated statements of earnings.

The following table sets forth the fair values of derivative instruments held by the Company as of June 30, 2023 and December 31, 2022 and the balance sheet lines in which they are recorded:

	Fair Value Asset (Liability)
	June 30, 2023	December 31, 2022	Balance Sheet Caption
Foreign currency forward	$2,255	$944	Prepaid and other current assets
Foreign currency forward	(2,249)	(2,760)	Other accrued expenses

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

Amounts recognized in other comprehensive earnings for the gains (losses) on net investment hedges were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(Loss) gain on euro-denominated debt	$(14,264)	$46,742	$(32,511)	$84,490
Tax benefit (expense)	3,166	(10,539)	7,216	(18,970)
Net (loss) gain on net investment hedges, net of tax	$(11,098)	$36,203	$(25,295)	$65,520

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

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
	Level 2	Level 2
Assets:
Foreign currency cash flow hedges	$2,255	$944
Liabilities:
Foreign currency cash flow hedges	2,249	2,760

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

The estimated fair value of long-term debt at June 30, 2023 and December 31, 2022, was $2,844,825 and $2,786,862, respectively. The estimated fair value of long-term debt is based on quoted market prices for similar instruments and is, therefore, classified as Level 2 within the fair value hierarchy.

The carrying values of cash and cash equivalents, trade receivables, accounts payable and short-term borrowings approximate their fair values as of June 30, 2023 and December 31, 2022 due to the short-term nature of these instruments.

11. Income Taxes

The effective tax rates for the three months ended June 30, 2023 and 2022 were 19.3% and 13.6%, respectively. The increase in the effective tax rate for the three months ended June 30, 2023 relative to the prior year comparable period was primarily driven by favorable audit resolutions in 2022, including $22,579 related to the Tax Cuts and Jobs Act.

The effective tax rates for the six months ended June 30, 2023 and 2022 were 19.7% and 15.6%, respectively. The increase in the effective tax rate for the six months ended June 30, 2023 relative to the prior year comparable period was primarily driven by favorable audit resolutions in 2022, including $22,579 related to the Tax Cuts and Jobs Act.

Dover and its subsidiaries file tax returns in the U.S., including various state and local returns, and in other foreign jurisdictions. We believe adequate provision has been made for all income tax uncertainties. The Company is routinely audited by taxing authorities in its filing jurisdictions, and a number of these audits are currently underway. The Company believes that within the next twelve months uncertain tax positions may be resolved and statutes of limitations will expire, which could result in a decrease in the gross amount of unrecognized tax benefits of approximately $0 to $5,548.

12. Equity Incentive Program

The Company typically makes its annual grants of equity awards pursuant to actions taken by the Compensation Committee of the Board of Directors at its regularly scheduled first quarter meeting. During the six months ended June 30, 2023, the Company issued stock-settled appreciation rights ("SARs") covering 359,715 shares, performance share awards ("PSAs") of 43,656 and restricted stock units ("RSUs") of 82,055. During the six months ended June 30, 2022, the Company issued SARs covering 335,285 shares, PSAs of 40,087 and RSUs of 76,509.

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

Stock-based compensation is reported within selling, general and administrative expenses in the condensed consolidated statements of earnings. The following table summarizes the Company’s compensation expense relating to all stock-based incentive plans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Pre-tax stock-based compensation expense	$6,441	$7,218	$18,723	$18,331
Tax benefit	(587)	(731)	(1,951)	(1,846)
Total stock-based compensation expense, net of tax	$5,854	$6,487	$16,772	$16,485

13. Commitments and Contingent Liabilities

Litigation

A few of the Company’s subsidiaries are involved in legal proceedings relating to the cleanup of waste disposal sites identified under federal and state statutes which provide for the allocation of such costs among "potentially responsible parties." In each instance, the extent of the Company’s liability appears to be relatively insignificant in relation to the total projected expenditures and the number of other "potentially responsible parties" involved and is anticipated to be immaterial to the Company. In addition, a few of the Company’s subsidiaries are involved in ongoing remedial activities at certain current and former plant sites, in cooperation with regulatory agencies, and appropriate estimated liabilities have been established. At June 30, 2023 and December 31, 2022, these estimated liabilities for environmental and other matters, including private party claims for exposure to hazardous substances that are probable and estimable, were not significant.

The Company and some of its subsidiaries are also parties to a number of other legal proceedings incidental to their businesses. These proceedings primarily involve claims by private parties alleging injury arising out of use of the Company’s products, patent infringement, employment matters and commercial disputes. Management and legal counsel, at least quarterly, review

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
the probable outcome of such proceedings, the costs and expenses reasonably expected to be incurred and currently accrued to-date and consider the availability and extent of insurance coverage. The Company has estimated liabilities for these other legal matters that are probable and estimable, and at June 30, 2023 and December 31, 2022, these estimated liabilities were immaterial. While it is not possible at this time to predict the outcome of these legal actions, in the opinion of management, based on the aforementioned reviews, the Company is not currently involved in any legal proceedings which, individually or in the aggregate, could have a material effect on its financial position, results of operations, or cash flows.

Warranty Accruals

Estimated warranty program claims are provided for at the time of sale of the Company's products. Amounts provided for are based on historical costs and adjusted for new claims and are included within other accrued expenses and other liabilities in the condensed consolidated balance sheet. The changes in the carrying amount of product warranties through June 30, 2023 and 2022, were as follows:

	2023	2022
Balance at January 1	$48,449	$48,568
Provision for warranties	32,483	31,112
Settlements made	(30,812)	(30,955)
Other adjustments, including acquisitions and currency translation	438	(721)
Balance at June 30	$50,558	$48,004

14. Other Comprehensive Earnings

Amounts reclassified from accumulated other comprehensive earnings (loss) to earnings during the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Foreign currency translation:
Reclassification of foreign currency translation losses to earnings for the substantial liquidation of businesses	$—	$—	$—	$5,915
Tax benefit	—	—	—	—
Net of tax	$—	$—	$—	$5,915
Pension plans:
Amortization of actuarial (gain) loss	$(639)	$499	$(1,280)	$1,020
Amortization of prior service costs	283	274	572	542
Total before tax	(356)	773	(708)	1,562
Tax provision (benefit)	83	(202)	165	(410)
Net of tax	$(273)	$571	$(543)	$1,152
Cash flow hedges:
Net loss (gain) reclassified into earnings	$1,045	$(1,345)	$2,118	$(3,374)
Tax (benefit) provision	(193)	300	(420)	753
Net of tax	$852	$(1,045)	$1,698	$(2,621)

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

•Pumps & Process Solutions segment manufactures specialty pumps and flow meters, highly engineered precision components for rotating and reciprocating machines, fluid connecting solutions and plastics and polymer processing equipment, serving single-use biopharmaceutical production, diversified industrial manufacturing, chemical production, plastics and polymer processing, midstream and downstream oil and gas, thermal management applications and other end-markets.

•Climate & Sustainability Technologies segment is a provider of innovative and energy-efficient equipment, components and parts for the commercial refrigeration, heating and cooling and beverage can-making equipment markets.

Management uses segment earnings to evaluate segment performance and allocate resources. Segment earnings is defined as earnings before purchase accounting expenses, restructuring and other costs (benefits), loss (gain) on dispositions, corporate expenses/other, interest expense, interest income and provision for income taxes.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
Segment financial information and a reconciliation of segment results to consolidated results were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Engineered Products	$473,687	$514,436	$971,236	$1,002,083
Clean Energy & Fueling	441,166	494,075	871,895	952,470
Imaging & Identification	271,932	275,951	555,023	548,206
Pumps & Process Solutions	465,626	441,127	879,507	876,322
Climate & Sustainability Technologies	449,001	434,164	904,326	833,242
Intersegment eliminations	(1,326)	(1,038)	(2,878)	(1,707)
Total consolidated revenue	$2,100,086	$2,158,715	$4,179,109	$4,210,616
Net earnings:
Segment earnings:
Engineered Products	$73,076	$81,671	$157,351	$152,801
Clean Energy & Fueling	83,616	99,034	157,221	171,996
Imaging & Identification	61,336	61,392	129,651	119,990
Pumps & Process Solutions	129,337	138,048	244,581	284,665
Climate & Sustainability Technologies	76,074	64,181	149,852	117,790
Total segment earnings	423,439	444,326	838,656	847,242
Purchase accounting expenses (1)	40,200	47,019	82,879	100,305
Restructuring and other costs (2)	18,143	7,944	32,196	18,496
Loss on dispositions (3)	—	—	—	194
Corporate expense / other (4)	33,922	27,967	73,994	65,371
Interest expense	33,804	26,989	68,018	53,541
Interest income	(2,653)	(949)	(4,744)	(1,724)
Earnings before provision for income taxes	300,023	335,356	586,313	611,059
Provision for income taxes	57,784	45,738	115,500	95,288
Net earnings	$242,239	$289,618	$470,813	$515,771
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
(2) Restructuring and other costs relate to actions taken for headcount reductions, facility consolidations and site closures, product line exits, and other asset charges. Restructuring and other costs consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Restructuring	$16,399	$4,309	$28,875	$12,466
Other costs, net	1,744	3,635	3,321	6,030
Restructuring and other costs	$18,143	$7,944	$32,196	$18,496
(3) Loss on dispositions includes working capital adjustments related to dispositions.
(4) Certain expenses are maintained at the corporate level and not allocated to the segments. These expenses include executive and functional compensation costs, non-service pension costs, non-operating insurance expenses, shared business services and digital overhead costs, deal related expenses and various administrative expenses relating to the corporate headquarters.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
The following table presents revenue disaggregated by geography based on the location of the Company's customers:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue by geography	2023	2022	2023	2022
United States	$1,161,982	$1,253,061	$2,333,346	$2,404,561
Europe	446,307	458,263	879,148	905,828
Asia	230,805	229,116	445,655	458,502
Other Americas	168,573	149,728	340,758	301,320
Other	92,419	68,547	180,202	140,405
Total	$2,100,086	$2,158,715	$4,179,109	$4,210,616

16. Share Repurchases

The Company's Board of Directors approved a standing share repurchase authorization whereby the Company may repurchase up to 20 million shares beginning on January 1, 2021 through December 31, 2023. In the three and six months ended June 30, 2023, there were no share repurchases. In the three and six months ended June 30, 2022, the Company repurchased 641,428 shares of common stock at a total cost of $85,000, or $132.52 per share. As of June 30, 2023, 15,283,326 shares remain authorized for repurchase under the current share repurchase authorization.

17. Earnings per Share

The following table sets forth a reconciliation of the information used in computing basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net earnings	$242,239	$289,618	$470,813	$515,771
Basic earnings per common share:
Net earnings	$1.73	$2.01	$3.37	$3.58
Weighted average shares outstanding	139,862,000	143,832,000	139,810,000	143,959,000
Diluted earnings per common share:
Net earnings	$1.72	$2.00	$3.35	$3.56
Weighted average shares outstanding	140,578,000	144,669,000	140,597,000	144,998,000

The following table is a reconciliation of the share amounts used in computing earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Weighted average shares outstanding - Basic	139,862,000	143,832,000	139,810,000	143,959,000
Dilutive effect of assumed exercise of SARs and vesting of performance shares and RSUs	716,000	837,000	787,000	1,039,000
Weighted average shares outstanding - Diluted	140,578,000	144,669,000	140,597,000	144,998,000

Diluted earnings per share amounts are computed using the weighted average number of common shares outstanding and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of SARs and vesting of performance shares and RSUs, as determined using the treasury stock method.

The weighted average number of anti-dilutive potential common shares excluded from the calculation above were approximately 34,000 and 6,000 for the three months ended June 30, 2023 and 2022, respectively, and 61,000 and 32,000 for the six months ended June 30, 2023 and 2022, respectively.

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

Outstanding payments related to the SCF program are recorded within accounts payable in our condensed consolidated balance sheets. As of June 30, 2023 and December 31, 2022, amounts due to the SCF financial institution were approximately $200,112 and $194,362, respectively.

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

•Our Pumps & Process Solutions segment manufactures specialty pumps and flow meters, highly engineered precision components for rotating and reciprocating machines, fluid connecting solutions and plastics and polymer processing equipment, serving single-use biopharmaceutical production, diversified industrial manufacturing, chemical production, plastics and polymer processing, midstream and downstream oil and gas, thermal management applications and other end-markets.

•Our Climate & Sustainability Technologies segment is a provider of innovative and energy-efficient equipment, components and parts for the commercial refrigeration, heating and cooling and beverage can-making equipment markets.

In the second quarter of 2023, revenue was $2.1 billion, which decreased $58.6 million, or 2.7%, as compared to the second quarter of 2022. This was driven by organic revenue decline of 3.0% and an unfavorable impact from foreign currency translation of 0.6% partially offset by acquisition-related revenue growth of 0.9%. Pricing initiatives continued in the quarter to offset the impact of higher commodity costs, component parts inflation and higher energy, freight and logistics costs.

The 3.0% organic revenue decline for the second quarter of 2023 was driven by Clean Energy & Fueling and Engineered Products segments which had a decline of 9.3% and 7.7%, respectively. The decline was partially offset by Climate & Sustainability Technologies, Pumps & Process Solutions, and Imaging & Identification segments which had growth of 4.0%, 0.9%, and 0.3%, respectively. For further information, see "Segment Results of Operations" within this Item 2.

From a geographic perspective, organic revenue for the U.S., our largest market, decreased 8.6% in the second quarter of 2023, driven by lower expected retail fueling revenue and by transient manufacturing and shipment disruptions in our vehicle services group plant in North America caused by an ERP system upgrade. Organic revenue for Other Americas and Asia increased 13.9% and 1.9%, respectively, while Europe decreased 0.9%.

Bookings were $1.9 billion for the three months ended June 30, 2023, a decrease of $177.6 million, or 8.4% compared to the prior year comparable quarter. Included in this result was organic decline of 8.3% and an unfavorable impact from foreign currency translation of 0.8%, partially offset by acquisition-related growth of 0.7%. The organic bookings decline was driven primarily by lead time normalization across the portfolio as supply chains improve.

Backlog as of June 30, 2023 was $2.8 billion, a decrease from $3.3 billion in the prior year, but remains elevated on a relative historical basis. See definition of bookings and backlog within "Segment Results of Operations."

Restructuring and other costs for the three months ended June 30, 2023 were $18.1 million which included restructuring charges of $16.4 million and other costs of $1.7 million. Restructuring and other costs were primarily related to headcount reductions and exit costs in the Clean Energy & Fueling, Engineered Products and Pumps & Process Solutions segments. These programs were initiated in 2022 and 2023 and were undertaken in light of current market conditions. See Note 8 — Restructuring Activities in the condensed consolidated financial statements in Item 1 of this Form 10-Q for further details.

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands, except per share figures)	2023	2022	% / Point Change	2023	2022	% / Point Change
Revenue	$2,100,086	$2,158,715	(2.7)%	$4,179,109	$4,210,616	(0.7)%
Cost of goods and services	1,341,250	1,377,432	(2.6)%	2,673,254	2,686,139	(0.5)%
Gross profit	758,836	781,283	(2.9)%	1,505,855	1,524,477	(1.2)%
Gross profit margin	36.1%	36.2%	(0.1)	36.0%	36.2%	(0.2)
Selling, general and administrative expenses	434,340	424,433	2.3%	866,754	868,276	(0.2)%
Selling, general and administrative expenses as a percent of revenue	20.7%	19.7%	1.0	20.7%	20.6%	0.1
Operating earnings	324,496	356,850	(9.1)%	639,101	656,201	(2.6)%
Interest expense	33,804	26,989	25.3%	68,018	53,541	27.0%
Interest income	(2,653)	(949)	179.6%	(4,744)	(1,724)	175.2%
Other income, net	(6,678)	(4,546)	nm*	(10,486)	(6,675)	nm*
Earnings before provision for income taxes	300,023	335,356	(10.5)%	586,313	611,059	(4.0)%
Provision for income taxes	57,784	45,738	26.3%	115,500	95,288	21.2%
Effective tax rate	19.3%	13.6%	5.7	19.7%	15.6%	4.1
Net earnings	242,239	289,618	(16.4)%	470,813	515,771	(8.7)%
Net earnings per common share - diluted	$1.72	$2.00	(14.0)%	$3.35	$3.56	(5.9)%
* nm - not meaningful

Revenue

Revenue for the three months ended June 30, 2023 decreased $58.6 million, or 2.7%, from the prior year comparable quarter. Results included organic revenue decline of 3.0%, primarily led by our Clean Energy & Fueling and Engineered Products segments, and an unfavorable impact from foreign currency translation of 0.6%. This decline was partially offset by acquisition-related revenue growth of 0.9%, primarily driven by our Pumps & Process Solutions segment. Customer pricing favorably impacted revenue by approximately 4.5% in the second quarter of 2023 compared to 6.6% in the prior year comparable quarter.

Revenue for the six months ended June 30, 2023 decreased $31.5 million, or 0.7%, from the prior year comparable period. The decrease primarily reflects an unfavorable impact from foreign currency translation of 1.5% and organic revenue decline of 0.1%. This decline was partially offset by acquisition-related revenue growth was 0.9%, primarily led by our Pumps & Process Solutions segment. Customer pricing favorably impacted revenue by approximately 4.8% for the six months ended June 30, 2023 compared to 6.3% in the prior year comparable period.

Gross Profit

Gross profit for the three months ended June 30, 2023 decreased $22.4 million, or 2.9%, while gross profit margin decreased 10 basis points to 36.1%, from the prior year comparable quarter. Gross profit margin decreased due to product mix and lower volumes across the Company's businesses, partially offset by pricing initiatives.

Gross profit for the six months ended June 30, 2023 decreased $18.6 million, or 1.2%, while gross profit margin decreased by 20 basis points to 36.0%, from the prior year comparable period. Gross profit margin decreased due to lower volumes and product mix across the Company's businesses, partially offset by pricing initiatives.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2023 increased $9.9 million, or 2.3%, from the prior year comparable quarter, primarily due to increased restructuring costs and deferred compensation, partially offset by lower contract labor costs. As a percentage of revenue, selling, general and administrative expenses increased 100 basis points as compared to the prior year comparable quarter to 20.7% due to increased selling, general and administrative expenses and a decrease in revenue.

Selling, general and administrative expenses for the six months ended June 30, 2023 decreased $1.5 million, or 0.2%, from the prior year comparable period, primarily due to lower insurance claims and contract labor costs, partially offset by increased restructuring costs. Selling, general and administrative expenses as a percentage of revenue increased 10 basis points as compared to the prior year comparable period to 20.7% due to a decrease in the revenue base.

Research and development costs, including qualifying engineering costs, are expensed when incurred and amounted to $39.3 million and $38.6 million for the three months ended June 30, 2023 and 2022, respectively, and $77.3 million and $79.3 million, for the six months ended June 30, 2023 and 2022, respectively. These costs as a percentage of revenue were 1.9% and 1.8% for the three months ended June 30, 2023 and 2022, respectively, and 1.9% and 1.9% for the six months ended June 30, 2023 and 2022, respectively.

Other Income, net

Other income, net includes non-service pension benefit, deferred compensation plan investments gain or loss, earnings or charges from equity method investments, foreign exchange gain or loss, and various other items. Other income, net for the three and six months ended June 30, 2023 increased $2.1 million and $3.8 million, respectively, from the prior year comparable periods due to various immaterial items.

Income Taxes

The effective tax rates for the three months ended June 30, 2023 and 2022 were 19.3% and 13.6%, respectively. The increase in the effective tax rate for the three months ended June 30, 2023 relative to the prior year comparable quarter was primarily driven by favorable audit resolutions in 2022, including $22.6 million related to the Tax Cuts and Jobs Act.

The effective tax rates for the six months ended June 30, 2023 and 2022 were 19.7% and 15.6%, respectively. The increase in the effective tax rate for the six months ended June 30, 2023 relative to the prior year comparable period was primarily driven by favorable audit resolutions in 2022, including $22.6 million related to the Tax Cuts and Jobs Act.

Net earnings

Net earnings for the three months ended June 30, 2023 decreased 16.4% to $242.2 million, or $1.72 diluted earnings per share, from $289.6 million, or $2.00 diluted earnings per share, in the prior year comparable quarter. The decrease in net earnings is mainly attributable to decreased revenue and increased restructuring costs, partially offset by customer pricing and productivity actions.

Net earnings for the six months ended June 30, 2023 decreased 8.7% to $470.8 million, or $3.35 diluted earnings per share, from $515.8 million, or $3.56 diluted earnings per share, in the prior year comparable quarter. The decrease in net earnings is mainly attributable to decreased revenue and increased restructuring costs, partially offset by customer pricing and productivity actions.

SEGMENT RESULTS OF OPERATIONS

The summary that follows provides a discussion of the results of operations of each of our five reportable operating segments (Engineered Products, Clean Energy & Fueling, Imaging & Identification, Pumps & Process Solutions, and Climate & Sustainability Technologies). Each of these segments is comprised of various product and service offerings that serve multiple markets. We evaluate our operating segment performance based on segment earnings as defined in Note 15 — Segment Information in the condensed consolidated financial statements in Item 1 of this Form 10-Q. For further information, see "Non-GAAP Disclosures" at the end of this Item 2.

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

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2023	2022	% Change	2023	2022	% Change
Revenue	$473,687	$514,436	(7.9)%	$971,236	$1,002,083	(3.1)%

Segment earnings	$73,076	$81,671	(10.5)%	$157,351	$152,801	3.0%

Segment margin	15.4%	15.9%		16.2%	15.2%

Operational metrics:
Bookings	$489,131	$452,668	8.1%	$1,025,603	$993,703	3.2%
Backlog				$771,888	$759,589	1.6%

Components of revenue decline:
Organic decline			(7.7)%			(2.3)%
Foreign currency translation			(0.2)%			(0.8)%
Total revenue decline			(7.9)%			(3.1)%

Second Quarter 2023 Compared to the Second Quarter 2022

Engineered Products segment revenue for the second quarter of 2023 decreased $40.7 million, or 7.9%, as compared to the second quarter of 2022, comprised primarily of organic decline of 7.7% and an unfavorable impact from foreign currency translation of 0.2%. Customer pricing favorably impacted revenue in the second quarter of 2023 by approximately 2.1% compared to 10.3% in the prior year comparable quarter.

The organic revenue decline was primarily driven by transient manufacturing and shipment disruptions in our vehicle services group caused by an ERP system upgrade, partially offset by robust demand in our waste handling business as large national waste haulers and municipal governments invest to upgrade their refuse collection vehicle fleets and implement our leading digital technologies to improve waste collection process efficiencies. Our aerospace and defense businesses experienced modest organic declines primarily related to timing of programs with key defense customers. We expect to return to positive organic growth in the second half of the year, driven by a healthy backlog position and strong order demand trends in several of our key end markets, most notably waste handling and aerospace and defense, as well as sequential recovery of deferred shipments in our vehicle lift business.

Engineered Products segment earnings decreased $8.6 million, or 10.5%, compared to the second quarter of 2022. The decrease was primarily driven by lower volumes, disruptions associated with the ERP implementation in our vehicle services group, and an unfavorable impact from foreign currency translation, partially offset by customer pricing actions and improved plant productivity. As a result, segment margin decreased to 15.4% from 15.9% as compared to the prior year comparable quarter.

Bookings increased 8.1% for the segment, comprised of organic growth of 8.4% partially offset by an unfavorable impact from foreign currency translation of 0.3%. The organic bookings growth was driven by robust demand in our waste handling business, which is expected to continue in the second half of the year as large waste haulers upgrade their vehicle fleets, partially offset by disruptions associated with the ERP system implementation in our vehicle services group. Segment book-to-bill was 1.03, and backlog increased 1.6% compared to the prior year comparable period.

Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022

Engineered Products revenue for the six months ended June 30, 2023 decreased $30.8 million, or 3.1%, compared to the prior year comparable period. This was comprised of organic revenue decline of 2.3% and an unfavorable impact from foreign currency translation of 0.8%. The organic revenue decline was due to transient manufacturing and shipment disruptions in our vehicle services group caused by an ERP system upgrade, partially offset by customer pricing actions and strong growth in our waste handling business. Customer pricing favorably impacted revenue by approximately 3.0% compared to 10.5% in the prior year comparable period.

Segment earnings for the six months ended June 30, 2023 increased $4.6 million, or 3.0%, as compared to the 2022 comparable period. The growth was primarily driven by customer pricing actions, improved plant productivity and strong discretionary cost management, partially offset by lower volumes, as well as an unfavorable impact from foreign currency translation. Segment margin increased to 16.2% from 15.2% as compared to the prior year comparable period.

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

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2023	2022	% Change	2023	2022	% Change
Revenue	$441,166	$494,075	(10.7)%	$871,895	$952,470	(8.5)%

Segment earnings	$83,616	$99,034	(15.6)%	$157,221	$171,996	(8.6)%

Segment margin	19.0%	20.0%		18.0%	18.1%

Operational metrics:
Bookings	$440,137	$487,861	(9.8)%	$894,663	$989,352	(9.6)%
Backlog				$339,322	$411,350	(17.5)%

Components of revenue decline:
Organic decline			(9.3)%			(6.1)%
Foreign currency translation			(1.4)%			(2.4)%
Total revenue decline			(10.7)%			(8.5)%

Second Quarter 2023 Compared to the Second Quarter 2022

Clean Energy & Fueling segment revenue for the second quarter of 2023 decreased $52.9 million, or 10.7%, as compared to the second quarter of 2022, comprised of an organic decline of 9.3% and an unfavorable impact from foreign currency translation of 1.4%. Customer pricing favorably impacted revenue in the second quarter of 2023 by approximately 4.8% compared to 5.4% in the prior year comparable quarter.

The organic revenue decline was primarily driven by reduced year-over-year demand in above ground retail fueling equipment due to the expected roll-off of EMV-related demand and general destocking across our distribution channels as higher interest rates have resulted in higher carrying costs of inventory for distributors, and was partially offset by solid demand in fluid transfer solutions, along with pricing actions aimed at mitigating material and logistics cost inflation. We expect year-over-year organic growth rates to become positive in the second half of the year as the negative year-over-year impact from EMV-related demand normalizes and we see positive growth in our fluid transfer solutions, vehicle wash solutions and clean energy solutions businesses.

Clean Energy & Fueling segment earnings decreased $15.4 million, or 15.6%, over the prior year comparable quarter. The decrease was primarily driven by reduced volumes, partially offset by pricing actions, productivity initiatives and the benefits from ongoing restructuring actions taken in our retail fueling business. The benefits from these restructuring actions are significant and will carry into 2024. See "Restructuring and Other Costs (Benefits)" section within this Item 2 for further information. Segment margin decreased to 19.0% from 20.0% in the prior year comparable quarter driven by lower volumes.

Overall bookings decreased 9.8% as compared to the prior year comparable quarter, driven by an organic decline of 8.4% and an unfavorable impact from foreign currency translation of 1.4%. The organic bookings decline was primarily driven by reduced year over year demand in above ground retail fueling equipment. Segment book-to-bill was 1.00 and backlog decreased 17.5% as compared to the prior year comparable period.

Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022

Clean Energy & Fueling segment revenue decreased $80.6 million, or 8.5%, as compared to the six months ended June 30, 2022, attributable to an organic decline of 6.1% and an unfavorable impact from foreign currency translation of 2.4%. Organic revenue was lower in the first six months of the year compared with the prior year's comparable period, driven by reduced year-over-year demand in above ground retail fueling equipment due to the expected roll-off of EMV-related demand and general destocking across our distribution channels as higher interest rates have resulted in higher carrying costs of inventory for distributors, and was partially offset by solid demand in fluid transfer solutions, along with pricing actions aimed at mitigating material and logistics cost inflation. Customer pricing favorably impacted revenue by approximately 4.7% compared to 4.2% in the prior year comparable period.

Clean Energy & Fueling segment earnings decreased $14.8 million, or 8.6%, for the six months ended June 30, 2023. The decrease in earnings was driven by reduced organic volumes and unfavorable impact from foreign currency translation, partially offset by pricing actions, productivity initiatives and the benefits from ongoing restructuring actions in our retail fueling business. Segment margin decreased to 18.0% from 18.1% in the prior year comparable period.

Imaging & Identification

Our Imaging & Identification segment supplies precision marking and coding, product traceability, brand protection and digital textile printing equipment, as well as related consumables, software and services to the global packaged and consumer goods, pharmaceutical, industrial manufacturing, textile and other end-markets.

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2023	2022	% Change	2023	2022	% Change
Revenue	$271,932	$275,951	(1.5)%	$555,023	$548,206	1.2%

Segment earnings	$61,336	$61,392	(0.1)%	$129,651	$119,990	8.1%

Segment margin	22.6%	22.2%		23.4%	21.9%

Operational metrics:
Bookings	$262,092	$292,136	(10.3)%	$552,804	$599,240	(7.7)%
Backlog				$227,646	$255,255	(10.8)%

Components of revenue decline:
Organic growth			0.3%			4.2%
Foreign currency translation			(1.8)%			(3.0)%
Total revenue decline			(1.5)%			1.2%

Second Quarter 2023 Compared to the Second Quarter 2022

Imaging & Identification segment revenue for the second quarter of 2023 decreased $4.0 million, or 1.5%, as compared to the second quarter of 2022, comprised of an unfavorable impact from foreign currency translation of 1.8%, which was partially offset by organic growth of 0.3%. Customer pricing favorably impacted revenue in the second quarter of 2023 by approximately 6.0% compared to 3.2% in the prior year comparable quarter.

The organic revenue growth was primarily driven by pricing initiatives, partially offset by reduced demand in our textile printing business which has continued to be impacted by high energy prices and macro uncertainty in textile producing regions. Marking and coding demand has remained solid in the Americas and in Europe, whereas slower macroeconomic conditions have reduced investments in new equipment by customers in Asia. We expect organic growth rates to moderate in the second half of the year as demand in marking and coding slows due to reduced customer investment, principally in China.

Imaging & Identification segment earnings decreased $0.1 million, or 0.1%, over the prior year comparable quarter. This decrease was primarily driven by reduced organic volumes in our digital textile printing business, material and labor cost inflation and an unfavorable impact from foreign currency translation, partially offset by pricing initiatives and productivity actions. Segment margin increased to 22.6% from 22.2% in the prior year comparable quarter.

Overall bookings decreased 10.3% as compared to the prior year comparable quarter, reflecting an organic decline of 8.5% and an unfavorable impact from foreign currency translation of 1.8%. The organic bookings decline was primarily driven by reduced order intake in our marking and coding and digital textile printing businesses, partially offset by increased bookings in our serialization software business. Segment book-to-bill was 0.96, and backlog decreased 10.8% as compared to the prior year comparable period.

Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022

Imaging & Identification segment revenue increased $6.8 million, or 1.2%, as compared to the six months ended June 30, 2022, attributable to organic growth of 4.2%, partially offset by an unfavorable impact from foreign currency translation of 3.0%. The organic revenue growth was primarily driven by pricing initiatives and solid activity in our marking and coding business, partially offset by weaker demand in our digital textile printing business. Customer pricing favorably impacted revenue by approximately 6.4% compared to 2.6% in the prior year comparable period.

Imaging & Identification segment earnings increased $9.7 million, or 8.1%, for the six months ended June 30, 2023 over the prior year comparable period. The increase was primarily driven by pricing initiatives and productivity actions, which more than offset negative impacts from material and labor cost inflation and foreign currency translation. Segment margin increased to 23.4% from 21.9% in the prior year comparable quarter.

Pumps & Process Solutions

Our Pumps & Process Solutions segment manufactures specialty pumps and flow meters, highly engineered precision components for rotating and reciprocating machines, fluid connecting solutions and plastics and polymer processing equipment, serving single-use biopharmaceutical production, diversified industrial manufacturing, chemical production, plastics and polymer processing, midstream and downstream oil and gas, thermal management applications and other end-markets.

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2023	2022	% Change	2023	2022	% Change
Revenue	$465,626	$441,127	5.6%	$879,507	$876,322	0.4%

Segment earnings	$129,337	$138,048	(6.3)%	$244,581	$284,665	(14.1)%

Segment margin	27.8%	31.3%		27.8%	32.5%

Operational metrics:
Bookings	$394,317	$471,693	(16.4)%	$858,614	$931,483	(7.8)%
Backlog				$676,191	$715,646	(5.5)%

Components of revenue growth:
Organic growth/(decline)			0.9%			(3.1)%
Acquisitions			4.5%			4.4%
Foreign currency translation			0.2%			(0.9)%
Total revenue growth			5.6%			0.4%

Second Quarter 2023 Compared to the Second Quarter 2022

Pumps & Process Solutions segment revenue for the second quarter of 2023 increased $24.5 million, or 5.6%, as compared to the second quarter of 2022, driven by acquisition-related growth of 4.5%, organic growth of 0.9%, and a favorable impact from foreign currency translation of 0.2%. Acquisition-related growth was primarily driven by the acquisition of Malema Engineering Corporation in the third quarter of 2022 and Witte Pumps & Technology GmbH in the fourth quarter of 2022. Customer pricing favorably impacted revenue in the second quarter of 2023 by approximately 5.1% compared to 3.4% in the prior year comparable quarter.

The organic revenue growth was primarily driven by pricing initiatives, along with strength in thermal connectors, polymer processing equipment, bearings and compression components, and hygienic dosing businesses. This was partially offset by reduced shipments for components used in COVID-19 vaccine production and biopharmaceutical manufacturers repurposing inventory purchased for the COVID-19 vaccine production toward production of non-COVID-19 therapies. We expect continued strength in our thermal connectors, polymer processing equipment, bearings and compression components, and hygienic dosing systems businesses in the second half of the year.

Pumps & Process Solutions segment earnings decreased $8.7 million, or 6.3%, over the prior year comparable quarter. The decrease was primarily driven by the impact of reduced revenues relating to biopharmaceutical components. This was partially offset by pricing initiatives, conversion on increased revenues in thermal connectors, polymer processing equipment, bearings and compression components, and hygienic dosing systems, as well as productivity actions and restructuring benefits. Segment margin decreased to 27.8% from 31.3% from the prior year comparable quarter mainly due to business mix within the segment.

Overall bookings decreased 16.4% as compared to the prior year comparable quarter driven by an organic decline of 19.4%, and an unfavorable impact from foreign currency translation of 0.1% partially offset by acquisition-related growth of 3.1%. The organic bookings decline was driven by a decrease in orders for biopharmaceutical components and order timing in our polymer processing equipment business, partially offset by continued strong order intake in our bearings and compression components business. Segment book-to-bill was 0.85, and backlog decreased 5.5% compared to the prior year comparable period.

Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022

Pumps & Process Solutions segment revenue increased $3.2 million, or 0.4%, as compared to the six months ended June 30, 2022, attributable to acquisition-related growth of 4.4%, partially offset by organic decline of 3.1% and an unfavorable impact from foreign currency translation of 0.9%. The organic decline was primarily driven by reduced shipments for components used in COVID-19 vaccine production and biopharmaceutical manufacturers repurposing inventory purchased for the COVID-19 vaccine production toward production of non-COVID-19 therapies. This decline was partially offset by pricing initiatives, along with continued strength in industrial pumps, thermal connectors, plastics and polymer processing solutions and bearings and compression components. Customer pricing favorably impacted revenue by approximately 5.0% compared to 3.5% in the prior comparable period.

Pumps & Process Solutions segment earnings decreased $40.1 million, or 14.1%, for the six months ended June 30, 2023 over the prior year comparable period. The decrease was primarily driven by the impact of reduced revenues relating to biopharmaceutical components along with foreign currency translation headwinds. This was partially offset by pricing initiatives, conversion on increased revenues in industrial pumps, plastics and polymer processing solutions and bearings and compression components, productivity actions and restructuring benefits. Segment margin decreased to 27.8% from 32.5% from the prior year comparable period.

Climate & Sustainability Technologies
Our Climate & Sustainability Technologies segment is a provider of innovative and energy-efficient equipment, components and parts for the commercial refrigeration, heating and cooling and beverage can-making equipment markets.

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2023	2022	% Change	2023	2022	% Change
Revenue	$449,001	$434,164	3.4%	$904,326	$833,242	8.5%

Segment earnings	$76,074	$64,181	18.5%	$149,852	$117,790	27.2%

Segment margin	16.9%	14.8%		16.6%	14.1%

Operational metrics:
Bookings	345,363	$403,574	(14.4)%	645,377	$848,426	(23.9)%
Backlog				$797,307	$1,186,180	(32.8)%

Components of revenue growth:
Organic growth			4.0%			9.9%
Foreign currency translation			(0.6)%			(1.3)%
Total revenue growth			3.4%			8.6%

Second Quarter 2023 Compared to the Second Quarter 2022

Climate & Sustainability Technologies segment revenue increased $14.8 million, or 3.4%, as compared to the second quarter of 2022, reflecting organic revenue growth of 4.0%, partially offset by an unfavorable impact from foreign currency translation of 0.6%. Customer pricing favorably impacted revenue in the second quarter of 2023 by approximately 5.3% compared to 9.5% in the prior year comparable quarter.

The organic revenue growth was driven primarily by pricing actions as well as strong growth in heat exchangers and natural refrigerant systems, partially offset by modest volume reductions in beverage can-making equipment. Our heat exchanger business continues to experience strong growth as regulation-driven efforts to shift from fossil fuel to electric energy in Europe drive robust demand for heat pump applications, as well as strong global commercial HVAC and industrial markets. Retail refrigeration revenue also increased from the prior year, driven by customer pricing actions, large system refurbishment programs with a key supermarket customer and growing demand for natural refrigerant systems, partially offset by soft demand in the interest rate sensitive convenience store market. Beverage can-making business revenues declined from the prior year, primarily related to timing of projects and moderating demand with large beverage can-makers, who are absorbing recent large capacity expansions. We expect modest growth in the second half of the year, driven by strong demand for heat exchangers and refrigeration systems, partially offset by reductions in beverage can-making equipment projects as demand moderates from the robust levels experienced in the prior year.

Climate & Sustainability Technologies segment earnings increased $11.9 million, or 18.5%, as compared to the second quarter of 2022. The segment earnings increase was driven by customer pricing actions, increased volumes and benefits from productivity initiatives, partially offset by higher material and labor costs. Segment margin increased to 16.9% from 14.8% in the prior year comparable quarter.

Bookings in the second quarter of 2023 decreased 14.4% from the prior year comparable quarter, reflecting organic decline of 13.7% and an unfavorable impact from foreign currency translation of 0.7%. The organic bookings decline was principally driven by improving lead times in refrigeration and timing of large projects and moderating demand with key customers in beverage can-making equipment, partially offset by continued robust demand for heat exchangers. Segment book-to-bill for the second quarter of 2023 was 0.77. Backlog decreased 32.8% over the prior year comparable period, but remains at healthy levels reflecting constructive demand across several key end markets within the segment.

Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022

Climate & Sustainability Technologies segment revenue increased $71.1 million, or 8.5%, compared to the six months ended June 30, 2022, reflecting an organic revenue growth of 9.9%, partially offset by an unfavorable foreign currency translation of 1.3%. The organic revenue growth for the six months ended June 30, 2023 was driven by strong demand across many of our key end-markets. Retail refrigeration revenues increased from the prior year, driven by healthy remodel and system refurbishment programs with key supermarket customers and continued growing demand for our environmentally friendly natural refrigerant systems in Europe and North America. Our beverage equipment business experienced revenue growth, driven by continued favorable macro trends in the global beverage industry as producers shift from plastic and glass packaging to aluminum cans for environmental sustainability and merchandising benefits offered by modern aluminum cans. Our heat exchanger business experienced healthy growth across all regions, fueled by regulation-driven heat pump demand in Europe and strengthening commercial HVAC and industrial markets globally. Customer pricing favorably impacted revenue by approximately 5.6% compared to 9.4% in the prior comparable period.

Climate & Sustainability Technologies segment earnings increased $32.1 million, or 27.2%, for the six months ended June 30, 2023, as compared to the prior year comparable period. Segment margin increased to 16.6% from 14.1% in the prior year comparable period. The earnings increase was driven by increased volumes, productivity, favorable business mix and customer pricing actions, partially offset by increased material and logistics costs, most notably metals and freight.

Reconciliation of Segment Earnings to Net Earnings

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2023	2022	2023	2022
Net earnings:
Segment earnings:
Engineered Products	$73,076	$81,671	$157,351	$152,801
Clean Energy & Fueling	83,616	99,034	157,221	171,996
Imaging & Identification	61,336	61,392	129,651	119,990
Pumps & Process Solutions	129,337	138,048	244,581	284,665
Climate & Sustainability Technologies	76,074	64,181	149,852	117,790
Total segment earnings	423,439	444,326	838,656	847,242
Purchase accounting expenses (1)	40,200	47,019	82,879	100,305
Restructuring and other costs (2)	18,143	7,944	32,196	18,496
Loss on dispositions (3)	—	—	—	194
Corporate expense / other (4)	33,922	27,967	73,994	65,371
Interest expense	33,804	26,989	68,018	53,541
Interest income	(2,653)	(949)	(4,744)	(1,724)
Earnings before provision for income taxes	300,023	335,356	586,313	611,059
Provision for income taxes	57,784	45,738	115,500	95,288
Net earnings	$242,239	$289,618	$470,813	$515,771
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

Restructuring and Other Costs (Benefits)

Restructuring and other costs are not presented in our segment earnings because these costs are excluded from the segment operating performance measure reviewed by management. Restructuring and other costs for the three and six months ended June 30, 2023 included restructuring charges of $16.4 million and $28.9 million, respectively and other costs, net of $1.7 million and $3.3 million, respectively. Restructuring charges for the three and six months ended June 30, 2023 were primarily related to headcount reductions and exit costs in the Clean Energy & Fueling, Engineered Products and Pumps & Process Solutions segments. These restructuring programs were initiated in 2022 and 2023 and were undertaken in light of current market conditions. Other costs, net of $2.0 million within the Clean Energy & Fueling segment for the six months ended June 30, 2023 were primarily due to product line rationalization. These restructuring and other charges were recorded in cost of goods and services and selling, general and administrative expenses in the condensed consolidated statement of earnings. Additional programs beyond the scope of the announced programs may be implemented during 2023 with related restructuring charges.

We recorded the following restructuring and other costs (benefits) for the three and six months ended June 30, 2023:

	Three Months Ended June 30, 2023
(dollars in thousands)	Engineered Products	Clean Energy & Fueling	Imaging & Identification	Pumps & Process Solutions	Climate & Sustainability Technologies	Corporate	Total
Restructuring	$3,938	$5,847	$865	$3,303	$1,205	$1,241	$16,399
Other costs, net	9	891	143	44	531	126	1,744
Restructuring and other costs	$3,947	$6,738	$1,008	$3,347	$1,736	$1,367	$18,143

	Six Months Ended June 30, 2023
(dollars in thousands)	Engineered Products	Clean Energy & Fueling	Imaging & Identification	Pumps & Process Solutions	Climate & Sustainability Technologies	Corporate	Total
Restructuring	$4,477	$15,991	$1,204	$4,629	$1,447	$1,127	$28,875
Other costs (benefits), net	34	1,959	496	(3)	703	132	3,321
Restructuring and other costs	$4,511	$17,950	$1,700	$4,626	$2,150	$1,259	$32,196

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

We recorded the following restructuring and other costs (benefits) for the three and six months ended June 30, 2022:

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

Purchase Accounting Expenses

Purchase accounting expenses primarily relate to amortization of intangible assets and charges related to fair value step-ups for acquired inventory sold during the period. These expenses are not presented in our segment earnings because they are excluded from the segment operating performance measure reviewed by management. These expenses reconcile to segment earnings as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2023	2022	2023	2022
Purchase accounting expenses
Engineered Products	$4,991	$5,593	$10,795	$10,408
Clean Energy & Fueling [1]	19,540	26,895	39,107	58,225
Imaging & Identification	5,945	5,609	11,551	11,301
Pumps & Process Solutions	4,900	4,097	11,777	10,688
Climate & Sustainability Technologies	4,824	4,825	9,649	9,683
Total	$40,200	$47,019	$82,879	$100,305
[1] Purchase accounting expenses in our Clean Energy and Fueling segment decreased by $7,355 and $19,118 for the three and six months ended June 30, 2023 from the prior year comparable periods, which include $6,898 and $18,995 of charges, respectively, related to fair value step-ups for inventory from the acquisition of RegO and Acme Cryogenics in Q4 2021.

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

Cash Flow Summary

The following table is derived from our condensed consolidated statements of cash flows:

	Six Months Ended June 30,
Cash Flows from Operations (in thousands)	2023	2022
Net cash flows provided by (used in):
Operating activities	$436,538	$202,456
Investing activities	(86,010)	(115,853)
Financing activities	(444,489)	45,265

Operating Activities

Cash flow from operating activities for the six months ended June 30, 2023 increased by $234.1 million compared to June 30, 2022. This increase was primarily driven by improvements in the cash flows related to working capital. Additionally, estimated tax payments were higher in 2022 driven primarily by a $43.5 million income tax payment related to the gain on disposition of Unified Brands.

Adjusted Working Capital: We believe adjusted working capital (a non-GAAP measure calculated as accounts receivable, plus inventory, less accounts payable) provides a meaningful measure of liquidity by showing changes caused by operational results. The following table provides a calculation of adjusted working capital:

Adjusted Working Capital (in thousands)	June 30, 2023	December 31, 2022
Accounts receivable	$1,561,162	$1,516,871
Inventories	1,396,260	1,366,608
Less: Accounts payable	1,028,928	1,068,144
Adjusted working capital	$1,928,494	$1,815,335

Adjusted working capital increased by $113.2 million, or 6.2%, in the six months ended June 30, 2023, which reflected an increase of $44.3 million in accounts receivable, an increase of $29.7 million in inventory and a decrease in accounts payable of $39.2 million. Inventories increased to support normal seasonality trends in advance of higher expected shipment volumes in the second half of the year. The change in accounts receivable and payable reflect the timing of payments and collections.

Investing Activities

Cash flow from investing activities is generally derived from cash outflows for capital expenditures and acquisitions, offset by proceeds from sales of business, property, plant and equipment. During the six months ended June 30, 2023, the majority of the activity in investing activities was comprised of capital spending. Our capital expenditures decreased $12.1 million during the six months ended June 30, 2023 compared to the six months ended June 30, 2022.

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

Financing Activities

Our cash flow from financing activities generally relates to the use of cash for repurchases of our common stock and payment of dividends, offset by borrowing activity. The majority of financing activity was attributed to the following:

•Repurchase of common stock: During the six months ended June 30, 2023, we repurchased no shares. During the six months ended June 30, 2022, we used $85.0 million to repurchase 641,428 shares.

•Commercial paper and other short-term borrowings, net: During the six months ended June 30, 2023, we used $289.6 million to pay off commercial paper borrowings. During the six months ended June 30, 2022, we received net proceeds of $288.0 million from commercial paper borrowings.

•Dividend payments: Total dividend payments to common shareholders were $141.5 million during the six months ended June 30, 2023, as compared to $144.1 million during the same period in 2022. Our dividends paid per common share increased 1.0% to $1.01 during the six months ended June 30, 2023 compared to $1.00 during the same period in 2022. The number of common shares outstanding decreased in the comparative periods due to share repurchase activity throughout 2022.

•Payments to settle employee tax obligations: Payments to settle tax obligations from the exercise of share-based awards declined $1.0 million compared to the prior year period.

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

The following table reconciles our free cash flow to cash flow provided by operating activities:

	Six Months Ended June 30,
Free Cash Flow (dollars in thousands)	2023	2022
Cash flow provided by operating activities	$436,538	$202,456
Less: Capital expenditures	(88,454)	(100,577)
Free cash flow	$348,084	$101,879
Cash flow from operating activities as a percentage of revenue	10.4%	4.8%
Cash flow from operating activities as a percentage of net earnings	92.7%	39.3%
Free cash flow as a percentage of revenue	8.3%	2.4%
Free cash flow as a percentage of net earnings	73.9%	19.8%

For the six months ended June 30, 2023, we generated free cash flow of $348.1 million, representing 8.3% of revenue and 73.9% of net earnings. Free cash flow for the six months ended June 30, 2023 increased $246.2 million, compared to June 30, 2022, due to higher operating cash flow, primarily as a result of improvements in working capital compared to the prior year.

Capitalization

We use commercial paper borrowings for general corporate purposes, including the funding of acquisitions and the repurchase of our common stock. As of June 30, 2023, we maintained $1.0 billion five-year and $500.0 million 364-day unsecured revolving credit facilities ("Credit Agreements") with a syndicate of banks which expire April 6, 2028 and April 4, 2024, respectively. We may elect to extend the maturity date of any loans under the 364-day credit facility until April 4, 2025, subject to conditions specified therein. The Credit Agreements are designated as a liquidity back-stop for the Company's commercial paper program, which was upsized from $1.0 billion to $1.5 billion during the quarter, and also are available for general corporate purposes.

At the Company's election, loans under the Credit Agreements will bear interest at a base rate plus an applicable margin. The Credit Agreements require the Company to pay a facility fee and impose various restrictions on the Company such as, among other things, a requirement to maintain an interest coverage ratio of consolidated EBITDA to consolidated net interest expense of not less than 3.0 to 1.0. The Company was in compliance with all covenants in the Credit Agreements and other long-term debt covenants at June 30, 2023 and had an interest coverage ratio of consolidated EBITDA to consolidated net interest expense of 13.7 to 1. We are not aware of any potential impairment to our liquidity and expect to remain in compliance with all of our debt covenants. Additionally, our earliest long-term debt maturity is in 2025.

We also have a current shelf registration statement filed with the SEC that allows for the issuance of additional debt securities that may be utilized in one or more offerings on terms to be determined at the time of the offering. Net proceeds of any offering would be used for general corporate purposes, including repayment of existing indebtedness, capital expenditures and acquisitions.

At June 30, 2023, our cash and cash equivalents totaled $285.8 million, of which approximately $259.5 million was held outside the United States. At December 31, 2022, our cash and cash equivalents totaled $380.9 million, of which approximately $261.4 million was held outside the United States. Cash and cash equivalents are held primarily in bank deposits with highly rated banks. We regularly hold cash in excess of near-term requirements in bank deposits or invest the funds in government money market instruments or short-term investments, which consist of investment grade time deposits with original maturity dates at the time of purchase of no greater than three months.

We utilize the net debt to net capitalization calculation (a non-GAAP measure) to assess our overall financial leverage and capacity and believe the calculation is useful to investors for the same reason. Net debt represents total debt minus cash and cash equivalents. Net capitalization represents net debt plus stockholders' equity. The following table provides a calculation of net debt to net capitalization from the most directly comparable GAAP measures:

Net Debt to Net Capitalization Ratio (dollars in thousands)	June 30, 2023	December 31, 2022
Commercial paper	$445,500	$734,936
Other	675	836
Total short-term borrowings	$446,175	$735,772
Long-term debt	2,976,573	2,942,513
Total debt	3,422,748	3,678,285
Less: Cash and cash equivalents	(285,777)	(380,868)
Net debt	3,136,971	3,297,417
Add: Stockholders' equity	4,662,105	4,286,366
Net capitalization	$7,799,076	$7,583,783
Net debt to net capitalization	40.2%	43.5%

Our net debt to net capitalization ratio decreased to 40.2% at June 30, 2023 compared to 43.5% at December 31, 2022. Net debt decreased $160.4 million during the period primarily due to a decrease in commercial paper borrowings, partially offset by lower cash and cash equivalents. Stockholders' equity increased for the period as a result of current earnings of $470.8 million and other comprehensive earnings of $38.7 million, primarily due to the favorable impact of foreign currency fluctuations, partially offset by $141.5 million of dividends paid.

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

Recent Accounting Standards

See Note 18 — Recent Accounting Pronouncements in the condensed consolidated financial statements in Item 1 of this Form 10-Q. The adoption of recent accounting standards as included in Note 18 — Recent Accounting Pronouncements in the condensed consolidated financial statements has not had, and is not expected to have, a significant impact on our revenue, earnings or liquidity.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the six months ended June 30, 2023. For a discussion of our exposure to market risk, refer to Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Item 4. Controls and Procedures

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2023.

During the second quarter of 2023, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a.Not applicable.

b.Not applicable.

c.In November 2020, the Company's Board of Directors approved a new standing share repurchase authorization, whereby the Company may repurchase up to 20 million shares beginning on January 1, 2021 through December 31, 2023. No share repurchases were made under the November 2020 authorization during the three months ended June 30, 2023. As of June 30, 2023, the number of shares still available for repurchase under the November 2020 share repurchase authorization was 15,283,326.

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

101
The following materials from Dover Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page formatted in Inline XBRL and contained in Exhibit 101.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

DOVER CORPORATION

Date:	July 25, 2023	/s/ Brad M. Cerepak
Brad M. Cerepak
Senior Vice President & Chief Financial Officer
(Principal Financial Officer)

Date:	July 25, 2023	/s/ Ryan W. Paulson
Ryan W. Paulson
Vice President, Controller
(Principal Accounting Officer)