Form 10-Q
period 2023-09-30
DOVER Corp
filed 2023-10-24
CIK 29905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☑
The number of shares outstanding of the Registrant’s common stock as of October 18, 2023 was 139,890,144.

Dover Corporation
Form 10-Q

Item 1. Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$2,153,268	$2,158,291	$6,332,377	$6,368,907
Cost of goods and services	1,360,253	1,385,541	4,033,507	4,071,680
Gross profit	793,015	772,750	2,298,870	2,297,227
Selling, general and administrative expenses	420,245	402,339	1,286,999	1,270,615
Operating earnings	372,770	370,411	1,011,871	1,026,612
Interest expense	32,389	29,789	100,407	83,330
Interest income	(3,808)	(1,244)	(8,552)	(2,968)
Other income, net	(10,273)	(11,167)	(20,759)	(17,842)
Earnings before provision for income taxes	354,462	353,033	940,775	964,092
Provision for income taxes	64,709	67,007	180,209	162,295
Net earnings	$289,753	$286,026	$760,566	$801,797

Net earnings per share:
Basic	$2.07	$2.01	$5.44	$5.59
Diluted	$2.06	$2.00	$5.41	$5.55
Weighted average shares outstanding:
Basic	139,878	142,506	139,833	143,469
Diluted	140,615	143,257	140,603	144,413

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net earnings	$289,753	$286,026	$760,566	$801,797
Other comprehensive loss, net of tax
Foreign currency translation adjustments:
Foreign currency translation loss	(54,114)	(117,460)	(16,207)	(216,665)
Reclassification of foreign currency translation losses to earnings	—	—	—	5,915
Total foreign currency translation adjustments (net of $(7,274), $(21,020), $(58) and $(39,990) tax benefit (provision), respectively)	(54,114)	(117,460)	(16,207)	(210,750)
Pension and other post-retirement benefit plans:
Amortization of actuarial (gain) loss included in net periodic pension cost	(516)	327	(1,578)	1,032
Amortization of prior service costs included in net periodic pension cost	245	223	764	670
Total pension and other post-retirement benefit plans (net of $82, $(195), $247 and $(605) tax benefit (provision), respectively)	(271)	550	(814)	1,702
Changes in fair value of cash flow hedges:
Unrealized net gain arising during period	587	1,503	246	2,317
Net loss (gain) reclassified into earnings	369	(1,290)	2,067	(3,911)
Total cash flow hedges (net of $(273), $(61), $(660) and $458 tax (provision) benefit, respectively)	956	213	2,313	(1,594)
Other comprehensive loss, net of tax	(53,429)	(116,697)	(14,708)	(210,642)
Comprehensive earnings	$236,324	$169,329	$745,858	$591,155

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$283,798	$380,868
Receivables, net	1,548,675	1,516,871
Inventories, net	1,279,781	1,366,608
Prepaid and other current assets	154,076	159,118
Assets held for sale	190,548	—
Total current assets	3,456,878	3,423,465
Property, plant and equipment, net	992,157	1,004,825
Goodwill	4,607,123	4,669,494
Intangible assets, net	1,235,643	1,333,735
Other assets and deferred charges	480,304	465,000
Total assets	$10,772,105	$10,896,519

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$206,956	$735,772
Accounts payable	970,671	1,068,144
Accrued compensation and employee benefits	238,426	269,785
Deferred revenue	256,130	256,933
Accrued insurance	88,886	92,876
Other accrued expenses	325,395	318,337
Federal and other income taxes	34,251	31,427
Liabilities held for sale	67,065	—
Total current liabilities	2,187,780	2,773,274
Long-term debt	2,944,747	2,942,513
Deferred income taxes	341,773	375,150
Noncurrent income tax payable	28,024	44,313
Other liabilities	437,281	474,903
Stockholders' equity:
Total stockholders' equity	4,832,500	4,286,366
Total liabilities and stockholders' equity	$10,772,105	$10,896,519

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except per share data)
(Unaudited)

	Common stock $1 par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total stockholders' equity
Balance at June 30, 2023	$259,818	$875,041	$10,552,433	$(227,502)	$(6,797,685)	$4,662,105
Net earnings	—	—	289,753	—	—	289,753
Dividends paid ($0.51 per share)	—	—	(71,408)	—	—	(71,408)
Common stock issued for the exercise of share-based awards	17	(1,283)	—	—	—	(1,266)
Stock-based compensation expense	—	6,745	—	—	—	6,745
Other comprehensive loss, net of tax	—	—	—	(53,429)	—	(53,429)
Balance at September 30, 2023	$259,835	$880,503	$10,770,778	$(280,931)	$(6,797,685)	$4,832,500

	Common stock $1 par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total stockholders' equity
Balance at June 30, 2022	$259,601	$863,717	$9,816,960	$(247,997)	$(6,303,758)	$4,388,523
Net earnings	—	—	286,026	—	—	286,026
Dividends paid ($0.505 per share)	—	—	(72,580)	—	—	(72,580)
Common stock issued for the exercise of share-based awards	5	(177)	—	—	—	(172)
Stock-based compensation expense	—	6,326	—	—	—	6,326
Common stock acquired, including accelerated share repurchase program	—	(100,000)	—	—	(400,000)	(500,000)
Other comprehensive loss, net of tax	—	—	—	(116,697)	—	(116,697)
Balance at September 30, 2022	$259,606	$769,866	$10,030,406	$(364,694)	$(6,703,758)	$3,991,426

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except per share data)
(Unaudited)

	Common stock $1 par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total stockholders' equity
Balance at January 1, 2023	$259,644	$867,560	$10,223,070	$(266,223)	$(6,797,685)	$4,286,366
Net earnings	—	—	760,566	—	—	760,566
Dividends paid ($1.52 per share)	—	—	(212,882)	—	—	(212,882)
Common stock issued for the exercise of share-based awards	191	(12,525)	—	—	—	(12,334)
Stock-based compensation expense	—	25,468	—	—	—	25,468
Other comprehensive loss, net of tax	—	—	—	(14,708)	—	(14,708)
Other, net	—	—	24		—	24
Balance at September 30, 2023	$259,835	$880,503	$10,770,778	$(280,931)	$(6,797,685)	$4,832,500

	Common stock $1 par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total stockholders' equity
Balance at January 1, 2022	$259,457	$857,636	$9,445,245	$(154,052)	$(6,218,758)	$4,189,528
Net earnings	—	—	801,797	—	—	801,797
Dividends paid ($1.505 per share)	—	—	(216,636)	—	—	(216,636)
Common stock issued for the exercise of share-based awards	149	(12,427)	—	—	—	(12,278)
Stock-based compensation expense	—	24,657	—	—	—	24,657
Common stock acquired, including accelerated share repurchase program	—	(100,000)	—	—	(485,000)	(585,000)
Other comprehensive loss, net of tax	—	—	—	(210,642)	—	(210,642)
Balance at September 30, 2022	$259,606	$769,866	$10,030,406	$(364,694)	$(6,703,758)	$3,991,426

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Operating Activities:
Net earnings	$760,566	$801,797
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	237,002	230,808
Stock-based compensation expense	25,468	24,657
Reclassification of foreign currency translation losses to earnings	—	5,915
Other, net	(1,160)	(35,814)
Cash effect of changes in assets and liabilities:
Accounts receivable, net	(64,891)	(227,831)
Inventories	41,841	(286,437)
Prepaid expenses and other assets	1,207	(14,001)
Accounts payable	(67,441)	121,513
Accrued compensation and employee benefits	(41,063)	(62,208)
Accrued expenses and other liabilities	(8,342)	(19,700)
Accrued and deferred taxes, net	(63,192)	(71,618)
Net cash provided by operating activities	819,995	467,081
Investing Activities:
Additions to property, plant and equipment	(131,582)	(166,039)
Acquisitions, net of cash and cash equivalents acquired	(7,166)	(229,296)
Proceeds from sale of property, plant and equipment	3,430	4,215
Other	(935)	(10,941)
Net cash used in investing activities	(136,253)	(402,061)
Financing Activities:
Repurchase of common stock, including prepayment under accelerated share repurchase program	—	(585,000)
Change in commercial paper and other short-term borrowings, net	(528,816)	682,928
Dividends paid to stockholders	(212,882)	(216,636)
Payments to settle employee tax obligations on exercise of share-based awards	(12,334)	(12,278)
Other	(3,173)	(2,593)
Net cash used in financing activities	(757,205)	(133,579)
Effect of exchange rate changes on cash and cash equivalents	(6,307)	(10,943)
Net decrease in cash and cash equivalents, including cash held for sale	(79,770)	(79,502)
Cash and cash equivalents at beginning of period	380,868	385,504
Cash and cash equivalents, including cash held for sale, at end of period	$301,098	$306,002

	September 30, 2023	September 30, 2022
Cash and cash equivalents	$283,798	$306,002
Cash and cash equivalents held for sale	17,300	—
Cash and cash equivalents, including cash held for sale	$301,098	$306,002

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

Revenue from contracts with customers is disaggregated by segment and geographic location, as they best depict the nature and amount of the Company’s revenue. See Note 16 — Segment Information for further details.

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

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
At September 30, 2023, we estimated that $184,438 in revenue is expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. The Company expects to recognize approximately 62.6% of the Company's unsatisfied (or partially unsatisfied) performance obligations as revenue through 2024, with the remaining balance to be recognized in 2025 and thereafter.

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

The following table provides information about contract assets and contract liabilities from contracts with customers:

	September 30, 2023	December 31, 2022	December 31, 2021
Contract assets	$15,587	$11,074	$11,440
Contract liabilities - current	256,130	256,933	227,549
Contract liabilities - non-current	16,435	19,879	21,513

The revenue recognized during the nine months ended September 30, 2023 and 2022 that was included in contract liabilities at the beginning of the period amounted to $212,594 and $178,098, respectively.

3. Acquisitions

2023 Acquisitions

During the nine months ended September 30, 2023, the Company completed one acquisition. On August 28, 2023, the Company acquired 100% of the equity interests in the Arc Pacific group ("Arc Pacific"), a leading global supplier of can washers, dry-off, pin and internal bake ovens for the metal packaging industry, for $8,834, net of cash acquired and including contingent consideration. The Arc Pacific acquisition extends the Company's reach into can processing equipment production within the Climate & Sustainability Technologies segment. In connection with this acquisition, the Company recorded goodwill of $529 and intangible assets of $7,670, primarily related to customer intangibles.

On September 29, 2023, the Company entered into a definitive agreement to acquire the business of FW Murphy Production Controls, LLC, a leading provider of control and optimization solutions for the reciprocating compression industry, for approximately $530,000, subject to customary post-closing adjustments. The transaction is subject to the satisfaction of customary closing conditions, including receipt of regulatory approvals, and is expected to close in the fourth quarter of 2023. This acquisition adds complementary offerings within the Pumps & Process Solutions segment.

2022 Acquisitions

During the nine months ended September 30, 2022, the Company acquired two businesses in separate transactions for total consideration of $231,562, net of cash acquired. Of these transactions, one includes additional consideration contingent on achieving certain financial performance targets. These businesses were acquired to complement and expand upon existing operations within the Pumps & Process Solutions segment. The goodwill recorded as a result of these acquisitions represents the economic benefits expected to be derived from product line expansions and operational synergies. The goodwill is non-deductible for U.S. income tax purposes for these acquisitions.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
Malema

On July 1, 2022, the Company acquired 99.7% of the equity interests in Malema Engineering Corporation and its related foreign entities ("Malema"), a designer and manufacturer of flow measurement and control instruments serving customers in the biopharmaceutical, semiconductor and industrial sectors, for $223,462, net of cash acquired and inclusive of the impact of measurement period adjustments discussed below, subject to contingent consideration. During the fourth quarter of 2022, the Company acquired the remaining 0.3% of equity interests in Malema. The Malema acquisition expands the Company's biopharma single-use production offering within the Pumps & Process Solutions segment. The contingent consideration is based upon meeting certain financial performance targets for each twelve-month period over the next two years from March 31, 2022, with a maximum potential payout of $50,000. No value is attributed to the current estimated fair value of contingent earn-out liability, which will be reassessed quarterly during the performance periods. In connection with this acquisition, the Company recorded goodwill of $153,082 and intangible assets of $64,000 for customer intangibles, $16,000 for patents, and $4,000 for trademarks. The fair value for customer intangibles at the acquisition date was determined using the multi-period excess earnings method under the income approach. The fair value measurements of intangible assets are based on significant unobservable inputs, and thus represent Level 3 inputs. Significant assumptions used in assessing the fair values of intangible assets include discounted future cash flows, customer attrition rates and discount rates. The Company recorded measurement period adjustments primarily related to certain liabilities. These adjustments are based on facts and circumstances that existed, but were not known, as of the acquisition date which resulted in an increase in goodwill of $1,381.

The following presents the allocation of purchase price to the assets acquired and liabilities assumed under the Malema acquisition, based on their estimated fair values at acquisition date:

Total
Current assets, net of cash acquired	$8,985
Property, plant and equipment	2,733
Goodwill	153,082
Intangible assets	84,000
Other assets and deferred charges	1,159
Current liabilities	(4,487)
Non-current liabilities	(22,010)
Net assets acquired	$223,462

The amounts assigned to goodwill and major intangible asset classifications were as follows:

	Amount allocated	Useful life (in years)
Goodwill - non-deductible	$153,082	na
Customer intangibles	64,000	15
Patents	16,000	10
Trademarks	4,000	15
	$237,082

Other acquisition

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

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
4. Dispositions

On October 11, 2023, the Company entered into a definitive agreement to sell De-Sta-Co, an operating company within the Engineered Products segment, for approximately $680,000 enterprise value, net of estimated selling costs and subject to customary post-closing adjustments. The transaction is expected to close in the first half of 2024, subject to customary closing conditions, including receipt of regulatory approvals. As of September 30, 2023, De-Sta-Co met the criteria to be classified as held for sale. The Company classified De-Sta-Co's assets and liabilities separately as current assets and current liabilities held for sale within the condensed consolidated balance sheets as of September 30, 2023. The Company had no assets or liabilities classified as held for sale as of December 31, 2022.

The following table presents the assets and liabilities associated with the De-Sta-Co business classified as held for sale as of September 30, 2023.

September 30, 2023
Assets held for sale
Cash and cash equivalents	$17,300
Receivables, net	36,653
Inventories, net	45,837
Property, plant and equipment, net	18,390
Goodwill	58,337
Other assets held for sale	14,031
Total assets held for sale	$190,548

Liabilities held for sale
Accounts payable	$28,023
Accrued expenses and deferred revenue	17,140
Other liabilities held for sale	21,902
Total liabilities held for sale	$67,065

The sale does not represent a strategic shift that will have a major effect on the Company's operations and financial results and, therefore, did not qualify for presentation as a discontinued operation.

5. Inventories, net

	September 30, 2023	December 31, 2022
Raw materials	$725,941	$812,066
Work in progress	231,993	230,865
Finished goods	453,265	458,881
Subtotal	1,411,199	1,501,812
Less reserves	(131,418)	(135,204)
Total	$1,279,781	$1,366,608

6. Property, Plant and Equipment, net

	September 30, 2023	December 31, 2022
Land	$64,015	$62,495
Buildings and improvements	608,205	620,500
Machinery, equipment and other	1,892,241	1,895,502
Property, plant and equipment, gross	2,564,461	2,578,497
Accumulated depreciation	(1,572,304)	(1,573,672)
Property, plant and equipment, net	$992,157	$1,004,825

Depreciation expense totaled $40,751 and $36,889 for the three months ended September 30, 2023 and 2022, respectively. For the nine months ended September 30, 2023 and 2022, depreciation expense totaled $118,121 and $111,274, respectively.

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

	2023	2022
Balance at January 1	$39,399	$40,126
Provision for expected credit losses, net of recoveries	744	2,791
Amounts written off charged against the allowance	(4,860)	(3,320)
Other, including foreign currency translation	(1,323)	(3,202)
Balance at September 30	$33,960	$36,395

8. Goodwill and Other Intangible Assets

The changes in the carrying value of goodwill by reportable operating segments were as follows:

	Engineered Products	Clean Energy & Fueling	Imaging & Identification	Pumps & Process Solutions	Climate & Sustainability Technologies	Total
Balance at January 1, 2023	$712,542	$1,391,418	$1,078,259	$979,535	$507,740	$4,669,494
Acquisitions	—	—	—	—	529	529
Measurement period adjustments	—	—	—	(5,103)	—	(5,103)
Held for sale	(58,337)	—	—	—	—	(58,337)
Foreign currency translation	299	1,607	(1,253)	(88)	(25)	540
Balance at September 30, 2023	$654,504	$1,393,025	$1,077,006	$974,344	$508,244	$4,607,123

During the nine months ended September 30, 2023, the Company recognized additions of $529 to goodwill as a result of the acquisition discussed in Note 3 — Acquisitions. During the nine months ended September 30, 2023, the Company recorded measurement period adjustments that decreased goodwill by $5,103, principally related to working capital adjustments for 2022 acquisitions within the Pumps & Process Solutions segment. As noted in Note 4 — Dispositions, the Company classified De-Sta-Co's assets and liabilities as held for sale as of September 30, 2023. As a result, the Engineered Products segment goodwill balance was reduced by $58,337.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
The Company’s definite-lived and indefinite-lived intangible assets by major asset class were as follows:

	September 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Customer intangibles	$1,861,661	$1,050,837	$810,824	$1,881,402	$996,947	$884,455
Trademarks	261,265	141,236	120,029	265,466	132,791	132,675
Patents	204,897	139,345	65,552	219,199	146,337	72,862
Unpatented technologies	262,966	151,930	111,036	257,428	137,750	119,678
Distributor relationships	79,894	60,807	19,087	79,622	57,299	22,323
Other	22,103	9,542	12,561	46,880	41,682	5,198
Total	2,692,786	1,553,697	1,139,089	2,749,997	1,512,806	1,237,191
Unamortized intangible assets:
Trademarks	96,554	—	96,554	96,544	—	96,544
Total intangible assets, net	$2,789,340	$1,553,697	$1,235,643	$2,846,541	$1,512,806	$1,333,735

For the three months ended September 30, 2023 and 2022, amortization expense was $39,564 and $39,625, respectively. For the nine months ended September 30, 2023 and 2022, amortization expense was $118,881 and $119,534, respectively. Amortization expense is primarily comprised of acquisition-related intangible amortization. During the nine months ended September 30, 2023, the Company acquired certain intellectual property assets through an immaterial asset acquisition. These assets were classified as unpatented technologies and included in the Imaging & Identification segment.

9. Restructuring Activities

The Company's restructuring charges by segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Engineered Products	$1,472	$2,027	$5,949	$3,008
Clean Energy & Fueling	(37)	3,063	15,954	4,682
Imaging & Identification	233	516	1,437	2,051
Pumps & Process Solutions	1,637	552	6,266	2,713
Climate & Sustainability Technologies	1,138	(85)	2,585	5,790
Corporate	476	1,242	1,603	1,537
Total	$4,919	$7,315	$33,794	$19,781

These amounts are classified in the condensed consolidated statements of earnings as follows:
Cost of goods and services	$1,198	$2,082	$10,353	$3,326
Selling, general and administrative expenses	3,721	5,233	23,441	16,455
Total	$4,919	$7,315	$33,794	$19,781

The restructuring expenses of $4,919 incurred during the three months ended September 30, 2023 were primarily related to headcount reductions and exit costs in the Pumps & Process Solutions, Engineered Products and Climate & Sustainability Technologies segments. The restructuring expenses of $33,794 incurred during the nine months ended September 30, 2023 were primarily related to headcount reductions and exit costs in the Clean Energy & Fueling, Pumps & Process Solutions, and Engineered Product segments. These restructuring programs were initiated in 2022 and 2023 and were undertaken in light of current market conditions. The Company will continue to make proactive adjustments to its cost structure through restructuring and other programs to align with current demand trends.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
The Company’s severance and exit accrual activities were as follows:

	Severance	Exit	Total
Balance at January 1, 2023	$12,007	$2,503	$14,510
Restructuring charges	25,461	8,333	33,794
Payments	(22,386)	(7,008)	(29,394)
Other, including foreign currency translation	(60)	(1,260)	(1,320)
Balance at September 30, 2023	$15,022	$2,568	$17,590

10. Borrowings

Borrowings consist of the following:

	September 30, 2023	December 31, 2022
Short-term
Commercial paper	$206,300	$734,936
Other	656	836
Short-term borrowings	$206,956	$735,772

During the nine months ended September 30, 2023, commercial paper borrowings decreased $528,636. The borrowings outstanding under the commercial paper program had a weighted average annual interest rate of 5.44% and 4.61% as of September 30, 2023 and December 31, 2022, respectively.

		Carrying amount (1)
	Principal	September 30, 2023	December 31, 2022
Long-term
3.15% 10-year notes due November 15, 2025	$400,000	$398,568	$398,063
1.25% 10-year notes due November 9, 2026 (euro-denominated)	€600,000	632,218	631,522
0.750% 8-year notes due November 4, 2027 (euro-denominated)	€500,000	526,189	525,654
6.65% 30-year debentures due June 1, 2028	$200,000	199,531	199,456
2.950% 10-year notes due November 4, 2029	$300,000	297,692	297,408
5.375% 30-year debentures due October 15, 2035	$300,000	296,996	296,808
6.60% 30-year notes due March 15, 2038	$250,000	248,364	248,279
5.375% 30-year notes due March 1, 2041	$350,000	345,189	344,982
Other		—	341
Total long-term debt		$2,944,747	$2,942,513
(1) Carrying amount is net of unamortized debt discount and deferred debt issuance costs. Total unamortized debt discounts were $11.3 million and $12.7 million as of September 30, 2023 and December 31, 2022, respectively. Total deferred debt issuance costs were $9.4 million and $10.7 million as of September 30, 2023 and December 31, 2022, respectively.

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

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
On April 6, 2023, the Company entered into new $1.0 billion five-year and $500.0 million 364-day unsecured revolving credit facilities ("Credit Agreements") with a syndicate of banks. The new five-year credit facility replaced the previous $1 billion five-year unsecured revolving credit facility, which was set to expire on October 4, 2024 and was terminated by the Company upon execution of the new five-year credit facility. The lenders' commitments under the five-year and 364-day Credit Agreements will terminate and the loans under the Credit Agreements will mature on April 6, 2028 and April 4, 2024, respectively. The Company may elect to extend the maturity date of any loans under the 364-day credit facility until April 4, 2025, subject to conditions specified therein. The Credit Agreements are designated as a liquidity back-stop for the Company's commercial paper program, which was upsized from $1.0 billion to $1.5 billion during the second quarter of 2023, and also are available for general corporate purposes. At the Company's election, loans under the Credit Agreements will bear interest at a base rate plus an applicable margin. The Credit Agreements require the Company to pay facility fees and impose various restrictions on the Company such as, among other things, a requirement to maintain a minimum interest coverage ratio of consolidated EBITDA to consolidated net interest expense of not less than 3.0 to 1. As of September 30, 2023 and December 31, 2022, there were no outstanding borrowings under the new Credit Agreements or the previous five-year credit facility.

The Company was in compliance with all covenants in the Credit Agreements and other long-term debt covenants at September 30, 2023 and had an interest coverage ratio of consolidated EBITDA to consolidated net interest expense of 13.8 to 1.

Letters of Credit and other Guarantees

As of September 30, 2023, the Company had approximately $182.5 million outstanding in letters of credit, surety bonds, and performance and other guarantees which primarily expire on various dates through 2031. These letters of credit and bonds are primarily issued as security for insurance, warranty and other performance obligations. In general, we would only be liable for the amount of these guarantees in the event of default in the performance of our obligations, the probability of which is believed to be remote.

11. Financial Instruments

Derivatives

The Company is exposed to market risk for changes in foreign currency exchange rates due to the global nature of its operations and certain commodity risks. In order to manage these risks, the Company has hedged portions of its forecasted sales and purchases which occur within the next twelve months that are denominated in non-functional currencies, with currency forward contracts designated as cash flow hedges. At September 30, 2023 and December 31, 2022, the Company had contracts with total notional amounts of $174,906 and $184,565, respectively, to exchange currencies, principally euro, pound sterling, Swedish krona, Canadian dollar, Chinese yuan, and Swiss franc. The Company believes it is probable that all forecasted cash flow transactions will occur.

In addition, the Company had outstanding contracts with a total notional amount of $110,002 and $102,509 as of September 30, 2023 and December 31, 2022, respectively, that are not designated as hedging instruments. These instruments are used to reduce the Company's exposure for operating receivables and payables that are denominated in non-functional currencies. Gains and losses on these contracts are recorded in other income, net in the condensed consolidated statements of earnings.

The following table sets forth the fair values of derivative instruments held by the Company as of September 30, 2023 and December 31, 2022 and the balance sheet lines in which they are recorded:

	Fair Value Asset (Liability)
	September 30, 2023	December 31, 2022	Balance Sheet Caption
Foreign currency forward	$1,980	$944	Prepaid and other current assets
Foreign currency forward	(931)	(2,760)	Other accrued expenses

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

Amounts recognized in other comprehensive earnings for the gains (losses) on net investment hedges were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Gain on euro-denominated debt	$32,773	$94,731	$262	$179,221
Tax expense	(7,274)	(21,020)	(58)	(39,990)
Net gain on net investment hedges, net of tax	$25,499	$73,711	$204	$139,231

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

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
	Level 2	Level 2
Assets:
Foreign currency cash flow hedges	$1,980	$944
Liabilities:
Foreign currency cash flow hedges	931	2,760

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

The estimated fair value of long-term debt at September 30, 2023 and December 31, 2022, was $2,761,155 and $2,786,862, respectively. The estimated fair value of long-term debt is based on quoted market prices for similar instruments and is, therefore, classified as Level 2 within the fair value hierarchy.

The carrying values of cash and cash equivalents, trade receivables, accounts payable and short-term borrowings approximate their fair values as of September 30, 2023 and December 31, 2022 due to the short-term nature of these instruments.

12. Income Taxes

The effective tax rates for the three months ended September 30, 2023 and 2022 were 18.3% and 19.0%, respectively. The decrease in the effective tax rate for the three months ended September 30, 2023 relative to the prior year comparable period was primarily due to favorable audit resolutions.

The effective tax rates for the nine months ended September 30, 2023 and 2022 were 19.2% and 16.8%, respectively. The increase in the effective tax rate for the nine months ended September 30, 2023 relative to the prior year comparable period was primarily driven by favorable audit resolutions in 2022, including $22,579 related to the Tax Cuts and Jobs Act.

Dover and its subsidiaries file tax returns in the U.S., including various state and local returns, and in other foreign jurisdictions. We believe adequate provision has been made for all income tax uncertainties. The Company is routinely audited by taxing authorities in its filing jurisdictions, and a number of these audits are currently underway. The Company believes that within the next twelve months uncertain tax positions may be resolved and statutes of limitations will expire, which could result in a decrease in the gross amount of unrecognized tax benefits of approximately $0 to $4,007.

The Company believes there is a reasonable possibility that sufficient positive evidence may become available to reach a conclusion that the valuation allowance on certain deferred tax assets will no longer be needed. Releasing the valuation allowance, or a portion thereof, would result in the recognition of previously unrecognized deferred tax assets and a decrease to income tax expense in the period the release is recorded. The exact timing and amount of the valuation allowance release are subject to change.

13. Equity Incentive Program

The Company typically makes its annual grants of equity awards pursuant to actions taken by the Compensation Committee of the Board of Directors at its regularly scheduled first quarter meeting. During the nine months ended September 30, 2023, the Company issued stock-settled appreciation rights ("SARs") covering 359,715 shares, performance share awards ("PSAs") of 43,656 and restricted stock units ("RSUs") of 88,121. During the nine months ended September 30, 2022, the Company issued SARs covering 335,285 shares, PSAs of 40,087 and RSUs of 79,556.

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

Stock-based compensation is reported within selling, general and administrative expenses in the condensed consolidated statements of earnings. The following table summarizes the Company’s compensation expense relating to all stock-based incentive plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Pre-tax stock-based compensation expense	$6,745	$6,326	$25,468	$24,657
Tax benefit	(715)	(591)	(2,666)	(2,437)
Total stock-based compensation expense, net of tax	$6,030	$5,735	$22,802	$22,220

14. Commitments and Contingent Liabilities

Litigation

A few of the Company’s subsidiaries are involved in legal proceedings relating to the cleanup of waste disposal sites identified under federal and state statutes which provide for the allocation of such costs among "potentially responsible parties." In each instance, the extent of the Company’s liability appears to be relatively insignificant in relation to the total projected expenditures and the number of other "potentially responsible parties" involved and is anticipated to be immaterial to the Company. In addition, a few of the Company’s subsidiaries are involved in ongoing remedial activities at certain current and former plant sites, in cooperation with regulatory agencies, and appropriate estimated liabilities have been established. At September 30, 2023 and December 31, 2022, these estimated liabilities for environmental and other matters, including private party claims for exposure to hazardous substances that are probable and estimable, were not significant.

The Company and some of its subsidiaries are also parties to a number of other legal proceedings incidental to their businesses. These proceedings primarily involve claims by private parties alleging injury arising out of use of the Company’s products,

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
patent infringement, employment matters and commercial disputes. Management and legal counsel, at least quarterly, review the probable outcome of such proceedings, the costs and expenses reasonably expected to be incurred and currently accrued to-date and consider the availability and extent of insurance coverage. The Company has estimated liabilities for these other legal matters that are probable and estimable, and at September 30, 2023 and December 31, 2022, these estimated liabilities were immaterial. While it is not possible at this time to predict the outcome of these legal actions, in the opinion of management, based on the aforementioned reviews, the Company is not currently involved in any legal proceedings which, individually or in the aggregate, could have a material effect on its financial position, results of operations, or cash flows.

Warranty Accruals

Estimated warranty program claims are provided for at the time of sale of the Company's products. Amounts provided for are based on historical costs and adjusted for new claims and are included within other accrued expenses and other liabilities in the condensed consolidated balance sheets. The changes in the carrying amount of product warranties through September 30, 2023 and 2022, were as follows:

	2023	2022
Balance at January 1	$48,449	$48,568
Provision for warranties	47,972	46,096
Settlements made	(46,440)	(46,135)
Other adjustments, including acquisitions and currency translation	(332)	(2,233)
Balance at September 30	$49,649	$46,296

15. Other Comprehensive Earnings

Amounts reclassified from accumulated other comprehensive loss to earnings during the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Foreign currency translation:
Reclassification of foreign currency translation losses to earnings for the substantial liquidation of businesses	$—	$—	$—	$5,915
Tax benefit	—	—	—	—
Net of tax	$—	$—	$—	$5,915
Pension plans:
Amortization of actuarial (gain) loss	$(632)	$474	$(1,912)	$1,494
Amortization of prior service costs	279	271	851	813
Total before tax	(353)	745	(1,061)	2,307
Tax provision (benefit)	82	(195)	247	(605)
Net of tax	$(271)	$550	$(814)	$1,702
Cash flow hedges:
Net loss (gain) reclassified into earnings	$450	$(1,661)	$2,568	$(5,035)
Tax (benefit) provision	(81)	371	(501)	1,124
Net of tax	$369	$(1,290)	$2,067	$(3,911)

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

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
Segment financial information and a reconciliation of segment results to consolidated results were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Engineered Products	$504,271	$516,501	$1,475,507	$1,518,584
Clean Energy & Fueling	466,959	464,022	1,338,854	1,416,492
Imaging & Identification	276,179	282,371	831,202	830,577
Pumps & Process Solutions	431,373	433,558	1,310,880	1,309,880
Climate & Sustainability Technologies	475,911	462,671	1,380,237	1,295,913
Intersegment eliminations	(1,425)	(832)	(4,303)	(2,539)
Total consolidated revenue	$2,153,268	$2,158,291	$6,332,377	$6,368,907
Net earnings:
Segment earnings:
Engineered Products	$101,610	$90,145	$258,961	$242,946
Clean Energy & Fueling	92,483	90,208	249,704	262,204
Imaging & Identification	70,316	74,477	199,967	194,467
Pumps & Process Solutions	117,907	128,573	362,488	413,238
Climate & Sustainability Technologies	84,060	75,190	233,912	192,980
Total segment earnings	466,376	458,593	1,305,032	1,305,835
Purchase accounting expenses (1)	40,320	40,526	123,199	140,831
Restructuring and other costs (2)	12,327	8,613	44,523	27,109
Loss on dispositions (3)	—	—	—	194
Corporate expense / other (4)	30,686	27,876	104,680	93,247
Interest expense	32,389	29,789	100,407	83,330
Interest income	(3,808)	(1,244)	(8,552)	(2,968)
Earnings before provision for income taxes	354,462	353,033	940,775	964,092
Provision for income taxes	64,709	67,007	180,209	162,295
Net earnings	$289,753	$286,026	$760,566	$801,797
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
(2) Restructuring and other costs relate to actions taken for headcount reductions, facility consolidations and site closures, product line exits, and other asset charges. Restructuring and other costs consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Restructuring	$4,919	$7,315	$33,794	$19,781
Other costs, net	7,408	1,298	10,729	7,328
Restructuring and other costs	$12,327	$8,613	$44,523	$27,109
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

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
The following table presents revenue disaggregated by geography based on the location of the Company's customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue by geography	2023	2022	2023	2022
United States	$1,183,245	$1,252,369	$3,516,591	$3,656,930
Europe	433,123	426,007	1,312,271	1,331,835
Asia	235,198	246,750	680,853	705,252
Other Americas	185,825	166,045	526,583	467,365
Other	115,877	67,120	296,079	207,525
Total	$2,153,268	$2,158,291	$6,332,377	$6,368,907
17. Share Repurchases

In August 2023, the Company's Board of Directors approved a new standing share repurchase authorization whereby the Company may repurchase up to 20 million shares beginning on January 1, 2024 through December 31, 2026.

In November 2020, the Company's Board of Directors approved a standing share repurchase authorization whereby the Company may repurchase up to 20 million shares beginning on January 1, 2021 through December 31, 2023. In the three and nine months ended September 30, 2023, there were no share repurchases.

On August 31, 2022, the Company entered into a $500,000 accelerated share repurchase agreement (the "ASR Agreement") with Bank of America N.A. ("Bank of America") to repurchase its shares in an accelerated share repurchase program (the "ASR Program"). The ASR Program is classified as equity, initially recorded at fair value with no subsequent remeasurement. The Company conducted the ASR Program under the current share repurchase authorization. The Company funded the ASR Program with net proceeds from commercial paper.

Under the terms of the ASR Agreement, the Company paid Bank of America $500,000 on September 1, 2022 and on that date received initial deliveries of 3,201,025 shares, representing a substantial majority of the shares expected to be retired over the course of the ASR Agreement. In December 2022, Bank of America delivered 691,270 additional shares which completed the ASR Program. During 2022, the Company received a total of 3,892,295 shares upon completion of the ASR Agreement. The total number of shares ultimately repurchased under the ASR Agreement was based on the volume-weighted average share price of Dover's common stock during the calculation period of the ASR Program, less a discount, which was $128.46 over the term of the ASR Program.

In the three months ended September 30, 2022, exclusive of the ASR Program, there were no share repurchases. In the nine months ended September 30, 2022, exclusive of the ASR Program, the Company repurchased 641,428 shares of common stock at a total cost of $85,000, or $132.52 per share. As of September 30, 2023, 15,283,326 shares remain authorized for repurchase under the November 2020 share repurchase authorization.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
18. Earnings per Share

The following table sets forth a reconciliation of the information used in computing basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net earnings	$289,753	$286,026	$760,566	$801,797
Basic earnings per common share:
Net earnings	$2.07	$2.01	$5.44	$5.59
Weighted average shares outstanding	139,878,000	142,506,000	139,833,000	143,469,000
Diluted earnings per common share:
Net earnings	$2.06	$2.00	$5.41	$5.55
Weighted average shares outstanding	140,615,000	143,257,000	140,603,000	144,413,000

The following table is a reconciliation of the share amounts used in computing earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Weighted average shares outstanding - Basic	139,878,000	142,506,000	139,833,000	143,469,000
Dilutive effect of assumed exercise of SARs and vesting of performance shares and RSUs	737,000	751,000	770,000	944,000
Weighted average shares outstanding - Diluted	140,615,000	143,257,000	140,603,000	144,413,000

Diluted earnings per share amounts are computed using the weighted average number of common shares outstanding and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of SARs and vesting of performance shares and RSUs, as determined using the treasury stock method.

The weighted average number of anti-dilutive potential common shares excluded from the calculation above were approximately 39,000 and 19,000 for the three months ended September 30, 2023 and 2022, respectively, and 54,000 and 28,000 for the nine months ended September 30, 2023 and 2022, respectively.

19. Recent Accounting Pronouncements

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

Outstanding payments related to the SCF program are recorded within accounts payable in our condensed consolidated balance sheets. As of September 30, 2023 and December 31, 2022, amounts due to the SCF financial institution were approximately $188,902 and $194,362, respectively.

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

In the third quarter of 2023, revenue was $2.2 billion, which decreased $5.0 million, or 0.2%, as compared to the third quarter of 2022. This was due to organic revenue decline of 2.4% partially offset by a favorable impact from foreign currency translation of 1.2% and by acquisition-related revenue growth of 1.0%. Pricing and productivity initiatives continued in the quarter to offset the impact of lower volumes across some of the Company's businesses.

The 2.4% organic revenue decline for the third quarter of 2023 was a result of our Pumps & Process Solutions, Imaging & Identification and Engineered Products segments which had a decline of 7.3%, 3.6% and 3.0%, respectively. The decline was partially offset by the Climate & Sustainability Technologies segment which had growth of 1.8%. The Clean Energy & Fueling segment was approximately flat. For further information, see "Segment Results of Operations" within this Item 2.

From a geographic perspective, organic revenue for the U.S., our largest market, decreased 7.3% in the third quarter of 2023 compared to the prior year comparable quarter, driven primarily by reduced year-over-year shipments in liquefied petroleum gas components, vehicle wash solutions and below ground retail fueling equipment in the Clean Energy & Fueling segment and reduced shipments for components used in biopharma production in the Pumps & Process Solutions segment. Organic revenue for Other Americas increased 13.1%, while Europe and Asia decreased 5.2% and 3.4%, respectively.

Bookings were $2.0 billion for the three months ended September 30, 2023, a decrease of $56.9 million, or 2.8% compared to the prior year comparable quarter. Included in this result was an organic decline of 4.1%, partially offset by a favorable impact from foreign currency translation of 1.0% and acquisition-related growth of 0.3%. The organic bookings decline was primarily due to our customers reducing on-hand inventory as our lead times normalize across the portfolio.

Backlog as of September 30, 2023 was $2.6 billion, a decrease from $3.2 billion in the prior year, but remains elevated on a relative historical basis. See definition of bookings and backlog in "Segment Results of Operations" within this Item 2.

Restructuring and other costs for the three months ended September 30, 2023 were $12.3 million which included restructuring charges of $4.9 million and other costs of $7.4 million. Restructuring and other costs were primarily related to headcount reductions and exit costs in the Pumps & Process Solutions, Engineered Products and Climate & Sustainability Technologies segments, as well as an asset impairment in our Climate & Sustainability Technologies segment and footprint reduction in our Clean Energy & Fueling segment. The restructuring programs were initiated in 2022 and 2023 and were undertaken in light of current market conditions. See Note 9 — Restructuring Activities in the condensed consolidated financial statements in Item 1 of this Form 10-Q for further details.

On September 29, 2023, the Company entered into a definitive agreement to acquire the business of FW Murphy Production Controls, LLC ("FW Murphy"), for approximately $530,000, subject to customary post-closing adjustments. This acquisition is expected to close in the fourth quarter of 2023 and adds complementary offerings within the Pumps & Process Solutions segment.

On October 11, 2023, the Company entered into a definitive agreement to sell De-Sta-Co, an operating company within the Engineered Products segment, for approximately $680,000 enterprise value, net of estimated selling costs and subject to customary post-closing adjustments. As of September 30, 2023, De-Sta-Co met the criteria to be classified as held for sale. We classified De-Sta-Co assets and liabilities separately in the condensed consolidated balance sheets as of September 30, 2023.

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands, except per share figures)	2023	2022	% / Point Change	2023	2022	% / Point Change
Revenue	$2,153,268	$2,158,291	(0.2)%	$6,332,377	$6,368,907	(0.6)%
Cost of goods and services	1,360,253	1,385,541	(1.8)%	4,033,507	4,071,680	(0.9)%
Gross profit	793,015	772,750	2.6%	2,298,870	2,297,227	0.1%
Gross profit margin	36.8%	35.8%	1.0	36.3%	36.1%	0.2
Selling, general and administrative expenses	420,245	402,339	4.5%	1,286,999	1,270,615	1.3%
Selling, general and administrative expenses as a percent of revenue	19.5%	18.6%	0.9	20.3%	20.0%	0.3
Operating earnings	372,770	370,411	0.6%	1,011,871	1,026,612	(1.4)%
Interest expense	32,389	29,789	8.7%	100,407	83,330	20.5%
Interest income	(3,808)	(1,244)	206.1%	(8,552)	(2,968)	188.1%
Other income, net	(10,273)	(11,167)	nm*	(20,759)	(17,842)	nm*
Earnings before provision for income taxes	354,462	353,033	0.4%	940,775	964,092	(2.4)%
Provision for income taxes	64,709	67,007	(3.4)%	180,209	162,295	11.0%
Effective tax rate	18.3%	19.0%	(0.7)	19.2%	16.8%	2.4
Net earnings	289,753	286,026	1.3%	760,566	801,797	(5.1)%
Net earnings per common share - diluted	$2.06	$2.00	3.0%	$5.41	$5.55	(2.5)%
* nm - not meaningful

Revenue

Revenue for the three months ended September 30, 2023 decreased $5.0 million, or 0.2%, from the prior year comparable quarter. Organic revenue declined 2.4%, primarily due to lower revenue in our Pumps & Process Solutions, Imaging & Identification and Engineered Products segments. This decline was partially offset by a favorable impact from foreign currency translation of 1.2% and by acquisition-related revenue growth of 1.0%. Customer pricing favorably impacted revenue by approximately 3.4% in the third quarter of 2023 and by 7.6% in the prior year comparable quarter.

Revenue for the nine months ended September 30, 2023 decreased $36.5 million, or 0.6%, from the prior year comparable period. The decrease primarily reflects an organic revenue decline of 0.9% and an unfavorable impact from foreign currency translation of 0.6%. This decline was partially offset by acquisition-related revenue growth of 0.9%. Customer pricing favorably impacted revenue by approximately 4.3% for the nine months ended September 30, 2023, and by 6.7% in the prior year comparable period.

Gross Profit

Gross profit for the three months ended September 30, 2023 increased $20.3 million, or 2.6%, and gross profit margin increased 100 basis points to 36.8%, versus the prior year comparable quarter. Gross profit margin increased driven by benefits from pricing and productivity actions, partially offset by lower volumes across some of the Company's businesses.

Gross profit for the nine months ended September 30, 2023 increased $1.6 million, or 0.1%, and gross profit margin increased by 20 basis points to 36.3%, from the prior year comparable period. Gross profit margin increased driven by benefits from pricing, productivity and restructuring actions, partially offset by lower volumes across some of the Company's businesses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2023 increased $17.9 million, or 4.5%, from the prior year comparable quarter, primarily driven by increased employee compensation and benefits, transaction and integration costs and insurance costs, partially offset by lower contract labor costs. As a percentage of revenue, selling, general and administrative expenses increased 90 basis points as compared to the prior year comparable quarter to 19.5% driven by increased selling, general and administrative expenses and a decrease in revenue.

Selling, general and administrative expenses for the nine months ended September 30, 2023 increased $16.4 million, or 1.3%, from the prior year comparable period, primarily driven by increased restructuring, transaction and integration costs and deferred compensation, partially offset by lower contract labor costs. Selling, general and administrative expenses as a percentage of revenue increased 30 basis points as compared to the prior year comparable period to 20.3% driven by increased selling, general and administrative expenses and a decrease in revenue.

Research and development costs, including qualifying engineering costs, are expensed when incurred and amounted to $38.2 million and $44.0 million for the three months ended September 30, 2023 and 2022, respectively, and $115.5 million and $123.3 million, for the nine months ended September 30, 2023 and 2022, respectively. These costs as a percentage of revenue were 1.8% and 2.0% for the three months ended September 30, 2023 and 2022, respectively, and 1.8% and 1.9% for the nine months ended September 30, 2023 and 2022, respectively.

Other Income, net

Other income, net includes non-service pension benefit, deferred compensation plan investments gain or loss, earnings or charges from equity method investments, foreign exchange gain or loss, and various other items. Other income, net for the three and nine months ended September 30, 2023 decreased $0.9 million and increased $2.9 million, respectively, from the prior year comparable periods driven by various immaterial items.

Income Taxes

The effective tax rates for the three months ended September 30, 2023 and 2022 were 18.3% and 19.0%, respectively. The decrease in the effective tax rate for the three months ended September 30, 2023 relative to the prior year comparable quarter was primarily due to favorable audit resolutions.

The effective tax rates for the nine months ended September 30, 2023 and 2022 were 19.2% and 16.8%, respectively. The increase in the effective tax rate for the nine months ended September 30, 2023 relative to the prior year comparable period was primarily driven by favorable audit resolutions in 2022, including $22.6 million related to the Tax Cuts and Jobs Act.

The Company is monitoring the potential changes in tax laws resulting from the Organization for Economic Cooperation and Development’s multi-jurisdictional plan of action to address base erosion and profit shifting, which could impact our effective tax rate.

Net earnings

Net earnings for the three months ended September 30, 2023 increased 1.3% to $289.8 million, or $2.06 diluted earnings per share, from $286.0 million, or $2.00 diluted earnings per share, in the prior year comparable quarter. The increase in net earnings is mainly attributable to pricing and productivity actions and lower provision for income taxes, partially offset by an increase in selling, general and administrative expenses.

Net earnings for the nine months ended September 30, 2023 decreased 5.1% to $760.6 million, or $5.41 diluted earnings per share, from $801.8 million, or $5.55 diluted earnings per share, in the prior year comparable period. The decrease in net earnings is mainly attributable to higher income tax expense due to favorable audit resolutions in 2022, increased selling, general and administrative expenses and interest expense, driven by higher average interest rates compared to the prior year comparable period.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2023	2022	% Change	2023	2022	% Change
Revenue	$504,271	$516,501	(2.4)%	$1,475,507	$1,518,584	(2.8)%

Segment earnings	$101,610	$90,145	12.7%	$258,961	$242,946	6.6%

Segment margin	20.1%	17.5%		17.6%	16.0%

Operational metrics:
Bookings	$576,641	$512,374	12.5%	$1,602,244	$1,506,077	6.4%
Backlog				$841,722	$742,766	13.3%

Components of revenue decline:
Organic decline			(3.0)%			(2.5)%
Foreign currency translation			0.6%			(0.3)%
Total revenue decline			(2.4)%			(2.8)%

Third Quarter 2023 Compared to the Third Quarter 2022

Engineered Products segment revenue for the third quarter of 2023 decreased $12.2 million, or 2.4%, as compared to the third quarter of 2022, comprised primarily of organic decline of 3.0% and a favorable impact from foreign currency translation of 0.6%. Customer pricing favorably impacted revenue in the third quarter of 2023 by approximately 2.6% and by 10.6% in the prior year comparable quarter.

The organic revenue decline was primarily due to soft market conditions in Asia and Europe and in our vehicle services businesses, where transient disruptions from a second quarter ERP upgrade reduced volumes but improved sequentially, partially offset by pricing initiatives, robust demand in our waste handling business as large national waste haulers and municipal governments invest to upgrade their refuse collection vehicle fleets and implement our leading digital technologies to improve waste collection process efficiencies, and increased demand from key defense customers in our aerospace and defense business. We expect positive organic growth in the fourth quarter driven by our backlog position and strong order demand trends in several of our key end markets, most notably waste handling. Our expected growth in waste handling is dependent to a large extent on truck chassis availability from major third-party manufacturers and timing of receipt.

Engineered Products segment earnings increased $11.5 million, or 12.7%, compared to the third quarter of 2022. The increase was primarily driven by customer pricing actions, improved productivity, favorable business mix and a favorable impact from foreign currency translation, partially offset by lower volumes and higher labor costs. As a result, segment margin increased to 20.1% from 17.5% as compared to the prior year comparable quarter.

Bookings increased 12.5% for the segment, comprised of organic growth of 11.6% and a favorable impact from foreign currency translation of 0.9%. The organic bookings growth was driven by robust demand in our waste handling business as large waste haulers upgrade their vehicle fleets. Segment book-to-bill was 1.14, and backlog increased 13.3% compared to the prior year comparable period.

Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022

Engineered Products revenue for the nine months ended September 30, 2023 decreased $43.1 million, or 2.8%, compared to the prior year comparable period. This was comprised of organic revenue decline of 2.5% and an unfavorable impact from foreign currency translation of 0.3%. The organic revenue decline was due to soft market conditions and transient manufacturing and shipment disruptions in our vehicle services business caused by an ERP system upgrade, partially offset by strong growth in our waste handling business and customer pricing actions. Customer pricing favorably impacted revenue by approximately 2.9% in the nine months ended September 30, 2023, and by 10.6% in the prior year comparable period.

Segment earnings for the nine months ended September 30, 2023 increased $16.0 million, or 6.6%, as compared to the 2022 comparable period. The growth was primarily driven by customer pricing actions, improved plant productivity, strong discretionary cost management and a favorable impact from foreign currency translation, partially offset by lower volumes. Segment margin increased to 17.6% from 16.0% as compared to the prior year comparable period.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2023	2022	% Change	2023	2022	% Change
Revenue	$466,959	$464,022	0.6%	$1,338,854	$1,416,492	(5.5)%

Segment earnings	$92,483	$90,208	2.5%	$249,704	$262,204	(4.8)%

Segment margin	19.8%	19.4%		18.7%	18.5%

Operational metrics:
Bookings	$449,663	$432,259	4.0%	$1,344,326	$1,421,611	(5.4)%
Backlog				$317,719	$368,050	(13.7)%

Components of revenue growth (decline):
Organic decline			(0.2)%			(4.1)%
Foreign currency translation			0.8%			(1.4)%
Total revenue growth (decline)			0.6%			(5.5)%

Third Quarter 2023 Compared to the Third Quarter 2022

Clean Energy & Fueling segment revenue for the third quarter of 2023 increased $2.9 million, or 0.6%, as compared to the third quarter of 2022, comprised of a favorable impact from foreign currency translation of 0.8% and a modest organic decline of 0.2%. Customer pricing favorably impacted revenue in the third quarter of 2023 by approximately 4.0% and by 7.2% in the prior year comparable quarter.

The organic revenue decline was primarily due to reduced year-over-year demand in liquefied petroleum gas components, vehicle wash solutions and below ground retail fueling equipment as higher interest rates have impacted certain customers' ability to finance equipment purchases, and have also led to general reduction in our customer's inventory across our distribution channels. This headwind was mostly offset by increased demand in clean fuels (hydrogen and liquefied natural gas), recovery in above ground retail fueling equipment and in our fluid transfer solutions business, along with pricing actions aimed at mitigating material and logistics cost inflation. We expect the organic growth rate in the fourth quarter to remain consistent with the third quarter as we see positive growth in our fluid transfer solutions and above ground retail fueling equipment businesses, which we expect to generally offset continued headwinds in clean energy solutions, vehicle wash solutions and below ground retail fueling equipment.

Clean Energy & Fueling segment earnings increased $2.3 million, or 2.5%, over the prior year comparable quarter. The increase was primarily driven by pricing actions, productivity initiatives and the benefits from ongoing restructuring actions taken in our retail fueling business, partially offset by reduced volumes. The benefits from these restructuring actions are significant and will carry into 2024. See "Restructuring and Other Costs (Benefits)" section within this Item 2 for further information. Segment margin increased to 19.8% from 19.4% in the prior year comparable quarter driven by pricing actions, productivity initiatives and the benefits from ongoing restructuring actions.

Overall bookings increased 4.0% as compared to the prior year comparable quarter, driven by an organic growth of 3.5% and a favorable impact from foreign currency translation of 0.5%. The organic bookings growth was primarily driven by increased year over year demand in above ground retail fueling equipment. Segment book-to-bill was 0.96 and backlog decreased 13.7% as compared to the prior year comparable period.

Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022

Clean Energy & Fueling segment revenue decreased $77.6 million, or 5.5%, as compared to the nine months ended September 30, 2022, attributable to an organic decline of 4.1% and an unfavorable impact from foreign currency translation of 1.4%. Organic revenue was lower in the first nine months of the year compared with the prior year's comparable period, due to reduced year-over-year demand in above ground retail fueling equipment due to the expected roll-off of EMV-related demand impacting the first half of the year and general reduction in our customer's inventory across our distribution channels. This was partially offset by solid demand in clean fuels (hydrogen and liquefied natural gas) and fluid transfer solutions, along with pricing actions aimed at mitigating material and logistics cost inflation. Customer pricing favorably impacted revenue by approximately 4.4% in the nine months ended September 30, 2023, and by 5.2% in the prior year comparable period.

Clean Energy & Fueling segment earnings decreased $12.5 million, or 4.8%, for the nine months ended September 30, 2023. The decrease in earnings was due to reduced organic volumes and unfavorable impacts from foreign currency translation, partially offset by pricing actions, productivity initiatives and the benefits from ongoing restructuring actions in our retail fueling business. Segment margin increased to 18.7% from 18.5% in the prior year comparable period.

Imaging & Identification

Our Imaging & Identification segment supplies precision marking and coding, product traceability, brand protection and digital textile printing equipment, as well as related consumables, software and services to the global packaged and consumer goods, pharmaceutical, industrial manufacturing, textile and other end-markets.

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2023	2022	% Change	2023	2022	% Change
Revenue	$276,179	$282,371	(2.2)%	$831,202	$830,577	0.1%

Segment earnings	$70,316	$74,477	(5.6)%	$199,967	$194,467	2.8%

Segment margin	25.5%	26.4%		24.1%	23.4%

Operational metrics:
Bookings	$271,113	$281,789	(3.8)%	$823,917	$881,029	(6.5)%
Backlog				$217,824	$241,896	(10.0)%

Components of revenue (decline) growth:
Organic (decline) growth			(3.6)%			1.5%
Foreign currency translation			1.4%			(1.4)%
Total revenue (decline) growth			(2.2)%			0.1%

Third Quarter 2023 Compared to the Third Quarter 2022

Imaging & Identification segment revenue for the third quarter of 2023 decreased $6.2 million, or 2.2%, as compared to the third quarter of 2022, comprised of an organic decline of 3.6%, partially offset by a favorable impact from foreign currency translation of 1.4%. Customer pricing favorably impacted revenue in the third quarter of 2023 by approximately 5.3% and by 4.4% in the prior year comparable quarter.

The organic revenue decline was primarily due to reduced demand in China, lower textile printer shipments caused by high energy prices and macro uncertainty in textile producing regions, and a comparable period in 2022 being favorably impacted by marking and coding equipment shipment timing. These headwinds were partially offset by growth in serialization software and marking and coding consumables and services. We expect organic growth rates to continue to be negatively impacted by market headwinds in the fourth quarter of the year.

Imaging & Identification segment earnings decreased $4.2 million, or 5.6%, over the prior year comparable quarter. This decrease was primarily due to reduced organic volumes, material and labor cost inflation, partially offset by pricing initiatives, productivity actions and a favorable impact from foreign currency translation. Segment margin decreased to 25.5% from 26.4% in the prior year comparable quarter.

Overall bookings decreased 3.8% as compared to the prior year comparable quarter, reflecting an organic decline of 5.4% and a favorable impact from foreign currency translation of 1.6%. The organic bookings decline was primarily due to reduced order intake in our marking and coding and digital textile printing businesses. Segment book-to-bill was 0.98, and backlog decreased 10.0% as compared to the prior year comparable period.

Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022

Imaging & Identification segment revenue increased $0.6 million, as compared to the nine months ended September 30, 2022, attributable to organic growth of 1.5%, offset by an unfavorable impact from foreign currency translation of 1.4%. The organic revenue growth was primarily pricing initiatives, partially offset by weaker demand in our digital textile printing business. Customer pricing favorably impacted revenue by approximately 6.0% in the nine months ended September 30, 2023, and by 3.2% in the prior year comparable period.

Imaging & Identification segment earnings increased $5.5 million, or 2.8%, for the nine months ended September 30, 2023 over the prior year comparable period. The increase was primarily driven by pricing initiatives and productivity actions, which more than offset negative impacts from material and labor cost inflation and foreign currency translation. Segment margin increased to 24.1% from 23.4% in the prior year comparable quarter.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2023	2022	% Change	2023	2022	% Change
Revenue	$431,373	$433,558	(0.5)%	$1,310,880	$1,309,880	0.1%

Segment earnings	$117,907	$128,573	(8.3)%	$362,488	$413,238	(12.3)%

Segment margin	27.3%	29.7%		27.7%	31.5%

Operational metrics:
Bookings	$363,111	$415,253	(12.6)%	$1,221,725	$1,346,736	(9.3)%
Backlog				$597,745	$679,955	(12.1)%

Components of revenue (decline) growth:
Organic decline			(7.3)%			(4.5)%
Acquisitions			4.7%			4.5%
Foreign currency translation			2.1%			0.1%
Total revenue (decline) growth			(0.5)%			0.1%

Third Quarter 2023 Compared to the Third Quarter 2022

Pumps & Process Solutions segment revenue for the third quarter of 2023 decreased $2.2 million, or 0.5%, as compared to the third quarter of 2022, due to organic decline of 7.3%, partially offset by acquisition-related growth of 4.7%,` and a favorable impact from foreign currency translation of 2.1%. Acquisition-related growth was driven by the acquisition of Witte Pumps & Technology GmbH in the fourth quarter of 2022. Customer pricing favorably impacted revenue in the third quarter of 2023 by approximately 3.6% and by 4.4% in the prior year comparable quarter.

The organic revenue decline was primarily due to reduced shipments for components used in COVID-19 vaccine production and biopharmaceutical manufacturers repurposing inventory toward production of non COVID-19 therapies, as well as project timing in polymer processing and customer inventory reductions in several markets. This was partially offset by continued demand strength in our bearings and compression and hygienic dosing businesses. We expect continued organic growth headwinds in the fourth quarter as conversion of strong backlogs in polymer processing equipment and continued solid demand in bearings and compression components are more than offset by significant demand headwinds in biopharmaceutical components and continued reduction in our customer's inventory in several markets.

Pumps & Process Solutions segment earnings decreased $10.7 million, or 8.3%, over the prior year comparable quarter. The decrease was primarily due to the impact of organic volume reductions, partially offset by pricing initiatives, productivity actions and restructuring benefits. Segment margin decreased to 27.3% from 29.7% from the prior year comparable quarter mainly due to impact of reduced volumes on fixed cost manufacturing base in biopharma. We are managing production at our operating plants to match demand.

Overall bookings decreased 12.6% as compared to the prior year comparable quarter due to an organic decline of 15.6%, partially offset by a favorable impact from foreign currency translation of 1.8%, as well as acquisition-related growth of 1.2%. The organic bookings decline was primarily due to order timing in our polymer processing equipment business, as well as reduced orders for biopharmaceutical components and core connectors. Segment book-to-bill was 0.84, and backlog decreased 12.1% compared to the prior year comparable period.

Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022

Pumps & Process Solutions segment revenue increased $1.0 million, as compared to the nine months ended September 30, 2022, attributable to acquisition-related growth of 4.5%, and a favorable impact from foreign currency translation of 0.1%, offset by organic decline of 4.5%. The organic decline was primarily due to reduced shipments for components used in COVID-19 vaccine production and biopharmaceutical manufacturers repurposing inventory purchased for the COVID-19 vaccine production toward production of non-COVID-19 therapies. This decline was partially offset by pricing initiatives, along with continued strength in industrial pumps, thermal connectors, hygienic dosing systems, plastics and polymer processing solutions, and bearings and compression components. Customer pricing favorably impacted revenue by approximately 4.6% in the nine months ended September 30, 2023, and by 3.8% in the prior comparable period.

Pumps & Process Solutions segment earnings decreased $50.8 million, or 12.3%, for the nine months ended September 30, 2023 over the prior year comparable period. The decrease was primarily the impact of reduced revenues relating to biopharmaceutical components along with foreign currency translation headwinds. This was partially offset by pricing initiatives, conversion on increased revenues in industrial pumps, plastics and polymer processing solutions and bearings and compression components, productivity actions and restructuring benefits. Segment margin decreased to 27.7% from 31.5% from the prior year comparable period.

Climate & Sustainability Technologies
Our Climate & Sustainability Technologies segment is a provider of innovative and energy-efficient equipment, components and parts for the commercial refrigeration, heating and cooling and beverage can-making equipment markets.

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2023	2022	% Change	2023	2022	% Change
Revenue	$475,911	$462,671	2.9%	$1,380,237	$1,295,913	6.5%

Segment earnings	$84,060	$75,190	11.8%	$233,912	$192,980	21.2%

Segment margin	17.7%	16.3%		16.9%	14.9%

Operational metrics:
Bookings	347,466	$422,820	(17.8)%	992,843	$1,271,246	(21.9)%
Backlog				$674,578	$1,139,737	(40.8)%

Components of revenue growth:
Organic growth			1.8%			7.0%
Acquisitions			0.1%			—%
Foreign currency translation			1.0%			(0.5)%
Total revenue growth			2.9%			6.5%

Third Quarter 2023 Compared to the Third Quarter 2022

Climate & Sustainability Technologies segment revenue increased $13.2 million, or 2.9%, as compared to the third quarter of 2022, reflecting organic revenue growth of 1.8%, a favorable impact from foreign currency translation of 1.0%, and acquisition-related growth of 0.1%. Customer pricing favorably impacted revenue in the third quarter of 2023 by approximately 2.4% and by 10.3% in the prior year comparable quarter.

The organic revenue growth was driven primarily by pricing initiatives and strong demand in certain key end markets, partially offset by impacts from economic slowdowns in China. Our heat exchanger business continues to experience growth as regulation-driven efforts to shift from fossil fuel to electric energy in Europe drive demand for heat pump applications, as well as strong U.S. commercial HVAC and industrial markets, partially offset by reduced demand in China. Retail refrigeration revenue also increased from the prior year, driven by customer pricing actions, large system refurbishment programs with a key supermarket customer and growing demand for natural refrigerant systems, partially offset by soft demand in the interest rate sensitive convenience store market. Beverage can-making business revenues increased from the prior year, primarily related to growth in integrated can-line installation projects. We expect organic revenue to decline in the fourth quarter due to moderating growth in heat exchangers and refrigerated door cases as well as project timing and reduced demand for beverage can-making equipment as large can-maker customers focus on optimizing recent large capacity expansions.

Climate & Sustainability Technologies segment earnings increased $8.9 million, or 11.8%, as compared to the third quarter of 2022. The segment earnings increase was driven by customer pricing actions and benefits from productivity initiatives, partially offset by higher labor costs. Segment margin increased to 17.7% from 16.3% in the prior year comparable quarter.

Bookings in the third quarter of 2023 decreased 17.8% from the prior year comparable quarter, reflecting organic decline of 18.9% partially offset by a favorable impact from foreign currency translation of 0.8% and acquisition-related growth of 0.3%. The organic bookings decline was principally due to moderating demand with key customers in beverage can-making equipment, normalization of lead times for heat exchangers and customer order timing returning to historical seasonal patterns in refrigeration. Segment book-to-bill for the third quarter of 2023 was 0.73. Backlog decreased 40.8% over the prior year comparable period, driven in large part by timing of projects and reduced demand from large customers in beverage can-making equipment.

Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022

Climate & Sustainability Technologies segment revenue increased $84.3 million, or 6.5%, compared to the nine months ended September 30, 2022, reflecting an organic revenue growth of 7.0%, partially offset by an unfavorable foreign currency translation of 0.5%. The organic revenue growth for the nine months ended September 30, 2023 was driven by strong demand across many of our key end-markets. Retail refrigeration revenues increased from the prior year, driven by healthy remodel and system refurbishment programs with key supermarket customers and continued growing demand for our environmentally friendly natural refrigerant systems in Europe and North America. Our beverage equipment business experienced revenue growth, driven by favorable macro trends in the global beverage industry as producers shift from plastic and glass packaging to aluminum cans for environmental sustainability and merchandising benefits offered by modern aluminum cans. Our heat exchanger business experienced healthy growth, fueled by regulation-driven heat pump demand in Europe and strengthening commercial HVAC and industrial markets in the U.S. Customer pricing favorably impacted revenue by approximately 4.4% in the nine months ended September 30, 2023, and by 9.7% in the prior comparable period.

Climate & Sustainability Technologies segment earnings increased $40.9 million, or 21.2%, for the nine months ended September 30, 2023, as compared to the prior year comparable period. Segment margin increased to 16.9% from 14.9% in the prior year comparable period. The earnings increase was driven by increased volumes, improved productivity, favorable business mix and customer pricing actions, partially offset by increased material costs.

Reconciliation of Segment Earnings to Net Earnings

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022
Net earnings:
Segment earnings:
Engineered Products	$101,610	$90,145	$258,961	$242,946
Clean Energy & Fueling	92,483	90,208	249,704	262,204
Imaging & Identification	70,316	74,477	199,967	194,467
Pumps & Process Solutions	117,907	128,573	362,488	413,238
Climate & Sustainability Technologies	84,060	75,190	233,912	192,980
Total segment earnings	466,376	458,593	1,305,032	1,305,835
Purchase accounting expenses (1)	40,320	40,526	123,199	140,831
Restructuring and other costs (2)	12,327	8,613	44,523	27,109
Loss on dispositions (3)	—	—	—	194
Corporate expense / other (4)	30,686	27,876	104,680	93,247
Interest expense	32,389	29,789	100,407	83,330
Interest income	(3,808)	(1,244)	(8,552)	(2,968)
Earnings before provision for income taxes	354,462	353,033	940,775	964,092
Provision for income taxes	64,709	67,007	180,209	162,295
Net earnings	$289,753	$286,026	$760,566	$801,797
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

Restructuring and Other Costs (Benefits)

Restructuring and other costs are not presented in our segment earnings because these costs are excluded from the segment operating performance measure reviewed by management. Restructuring and other costs for the three and nine months ended September 30, 2023 included restructuring charges of $4.9 million and $33.8 million, respectively and other costs, net of $7.4 million and $10.7 million, respectively. Restructuring charges for the three months ended September 30, 2023 primarily related to headcount reductions and exit costs in the Pumps & Process Solutions, Engineered Products and Climate & Sustainability Technologies segments. Restructuring charges for the nine months ended September 30, 2023 primarily related to headcount reductions and exit costs in the Clean Energy & Fueling, Pumps & Process Solutions, Engineered Products and Climate & Sustainability Technologies segments. These restructuring programs were initiated in 2022 and 2023 and were undertaken in light of current market conditions. Other costs, net of $7.4 million and $10.7 million for the three and nine months ended September 30, 2023, were primarily due to an asset impairment in our Climate & Sustainability Technologies segment and product line rationalization and footprint reduction in our Clean Energy & Fueling segment. These restructuring and other charges were recorded in cost of goods and services and selling, general and administrative expenses in the condensed consolidated statement of earnings. Additional programs beyond the scope of the announced programs may be implemented during 2023 with related restructuring charges.

We recorded the following restructuring and other costs for the three and nine months ended September 30, 2023:

	Three Months Ended September 30, 2023
(dollars in thousands)	Engineered Products	Clean Energy & Fueling	Imaging & Identification	Pumps & Process Solutions	Climate & Sustainability Technologies	Corporate	Total
Restructuring	$1,472	$(37)	$233	$1,637	$1,138	$476	$4,919
Other costs, net	249	1,182	328	113	3,939	1,597	7,408
Restructuring and other costs	$1,721	$1,145	$561	$1,750	$5,077	$2,073	$12,327

	Nine Months Ended September 30, 2023
(dollars in thousands)	Engineered Products	Clean Energy & Fueling	Imaging & Identification	Pumps & Process Solutions	Climate & Sustainability Technologies	Corporate	Total
Restructuring	$5,949	$15,954	$1,437	$6,266	$2,585	$1,603	$33,794
Other costs, net	283	3,141	824	110	4,642	1,729	10,729
Restructuring and other costs	$6,232	$19,095	$2,261	$6,376	$7,227	$3,332	$44,523

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

We recorded the following restructuring and other costs for the three and nine months ended September 30, 2022:

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

Purchase Accounting Expenses

Purchase accounting expenses primarily relate to amortization of intangible assets and charges related to fair value step-ups for acquired inventory sold during the period. These expenses are not presented in our segment earnings because they are excluded from the segment operating performance measure reviewed by management. These expenses reconcile to segment earnings as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022
Purchase accounting expenses
Engineered Products	$4,805	$5,101	$15,600	$15,509
Clean Energy & Fueling [1]	19,775	19,416	58,882	77,641
Imaging & Identification	5,803	5,429	17,354	16,730
Pumps & Process Solutions	5,111	5,762	16,888	16,450
Climate & Sustainability Technologies	4,826	4,818	14,475	14,501
Total	$40,320	$40,526	$123,199	$140,831
[1] Purchase accounting expenses in our Clean Energy & Fueling segment decreased by $18,759 for the nine months ended September 30, 2023 from the prior year comparable period, which included $18,995 of charges related to fair value step-ups for inventory from the Q4 2021 acquisition of RegO and Acme Cryogenics.

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

Cash Flow Summary

The following table is derived from our condensed consolidated statements of cash flows:

	Nine Months Ended September 30,
Cash Flows from Operations (in thousands)	2023	2022
Net cash flows provided by (used in):
Operating activities	$819,995	$467,081
Investing activities	(136,253)	(402,061)
Financing activities	(757,205)	(133,579)

Operating Activities

Cash flow from operating activities for the nine months ended September 30, 2023 increased by $352.9 million compared to September 30, 2022. This increase was primarily driven by improvements in the cash flows related to working capital.

Adjusted Working Capital: We believe adjusted working capital (a non-GAAP measure calculated as accounts receivable, plus inventory, less accounts payable) provides a meaningful measure of liquidity by showing changes caused by operational results. The following table provides a calculation of adjusted working capital:

Adjusted Working Capital (in thousands)	September 30, 2023	December 31, 2022
Accounts receivable	$1,548,675	$1,516,871
Inventories	1,279,781	1,366,608
Less: Accounts payable	970,671	1,068,144
Adjusted working capital	$1,857,785	$1,815,335

Adjusted working capital increased by $42.5 million, or 2.3%, in the nine months ended September 30, 2023, which reflected an increase of $31.8 million in accounts receivable, a decrease of $86.8 million in inventory and a decrease in accounts payable of $97.5 million. The decrease in inventories is due to reduced purchasing of inventories as supply chains have normalized. The change in accounts receivable and payable reflect the timing of payments and collections.

Investing Activities

Cash flow from investing activities is generally derived from cash outflows for capital expenditures and acquisitions, offset by proceeds from sales of business, property, plant and equipment. For the nine months ended September 30, 2023 and 2022, we used cash in investing activities of $136.3 million and $402.1 million, respectively, primarily driven by the following factors:

•Acquisitions: During the nine months ended September 30, 2023, we deployed approximately $7.2 million, net, to acquire Arc Pacific group within the Climate & Sustainability Technologies segment. In comparison, during the nine months ended September 30, 2022, we acquired AMN and Malema within the Pumps & Process Solutions segment for an aggregate of $229.3 million, net.

•Capital spending: Our capital expenditures decreased $34.5 million during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

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

Financing Activities

Our cash flow from financing activities generally relates to the use of cash for repurchases of our common stock and payment of dividends, offset by borrowing activity. The majority of financing activity was attributed to the following:

•Repurchase of common stock, including prepayment under an accelerated share repurchase program: During the nine months ended September 30, 2023, we repurchased no shares. During the nine months ended September 30, 2022, we used $85.0 million to repurchase 641,428 shares and $500.0 million to repurchase a variable number of shares through an accelerated share repurchase transaction.

•Commercial paper and other short-term borrowings, net: During the nine months ended September 30, 2023, we used $528.8 million to pay off commercial paper borrowings. During the nine months ended September 30, 2022, we received net proceeds of $682.9 million from commercial paper and other short-term borrowings, primarily used to fund our accelerated share repurchase transaction and acquisition of Malema.

•Dividend payments: Total dividend payments to common shareholders were $212.9 million during the nine months ended September 30, 2023, as compared to $216.6 million during the same period in 2022. Our dividends paid per common share increased 1.0% to $1.52 during the nine months ended September 30, 2023 compared to $1.505 during the same period in 2022.

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

The following table reconciles our free cash flow to cash flow provided by operating activities:

	Nine Months Ended September 30,
Free Cash Flow (dollars in thousands)	2023	2022
Cash flow provided by operating activities	$819,995	$467,081
Less: Capital expenditures	(131,582)	(166,039)
Free cash flow	$688,413	$301,042
Cash flow from operating activities as a percentage of revenue	12.9%	7.3%
Cash flow from operating activities as a percentage of net earnings	107.8%	58.3%
Free cash flow as a percentage of revenue	10.9%	4.7%
Free cash flow as a percentage of net earnings	90.5%	37.5%

For the nine months ended September 30, 2023, we generated free cash flow of $688.4 million, representing 10.9% of revenue and 90.5% of net earnings. Free cash flow for the nine months ended September 30, 2023 increased $387.4 million, compared to September 30, 2022, due to higher operating cash flow, primarily as a result of improvements in working capital compared to the prior year.

Capitalization

We use commercial paper borrowings for general corporate purposes, including the funding of acquisitions and the repurchase of our common stock. As of September 30, 2023, we maintained $1.0 billion five-year and $500.0 million 364-day unsecured revolving credit facilities ("Credit Agreements") with a syndicate of banks which expire April 6, 2028 and April 4, 2024, respectively. We may elect to extend the maturity date of any loans under the 364-day credit facility until April 4, 2025, subject to conditions specified therein. The Credit Agreements are designated as a liquidity back-stop for the Company's commercial paper program, which was upsized from $1.0 billion to $1.5 billion during the second quarter of 2023, and also are available for general corporate purposes.

At the Company's election, loans under the Credit Agreements will bear interest at a base rate plus an applicable margin. The Credit Agreements require the Company to pay a facility fee and impose various restrictions on the Company such as, among other things, a requirement to maintain an interest coverage ratio of consolidated EBITDA to consolidated net interest expense of not less than 3.0 to 1.0. The Company was in compliance with all covenants in the Credit Agreements and other long-term debt covenants at September 30, 2023 and had an interest coverage ratio of consolidated EBITDA to consolidated net interest expense of 13.8 to 1. We are not aware of any potential impairment to our liquidity and expect to remain in compliance with all of our debt covenants. Additionally, our earliest long-term debt maturity is in 2025.

We also have a current shelf registration statement filed with the SEC that allows for the issuance of additional debt securities that may be utilized in one or more offerings on terms to be determined at the time of the offering. Net proceeds of any offering would be used for general corporate purposes, including repayment of existing indebtedness, capital expenditures and acquisitions.

At September 30, 2023, our cash and cash equivalents totaled $283.8 million, of which approximately $255.7 million was held outside the United States. At December 31, 2022, our cash and cash equivalents totaled $380.9 million, of which approximately $261.4 million was held outside the United States. Cash and cash equivalents are held primarily in bank deposits with highly rated banks. We regularly hold cash in excess of near-term requirements in bank deposits or invest the funds in government money market instruments or short-term investments, which consist of investment grade time deposits with original maturity dates at the time of purchase of no greater than three months.

On September 29, 2023, the Company entered into a definitive agreement to acquire the business of FW Murphy for approximately $530.0 million, subject to customary post-closing adjustments. This transaction is expected to close in the fourth quarter of 2023. See Note 3 — Acquisitions in the condensed consolidated financial statements in Item 1 of this Form 10-Q for further details.

On October 11, 2023, the Company entered into a definitive agreement to sell De-Sta-Co business for approximately $680.0 million enterprise value, net of estimated selling costs and subject to customary post-closing adjustments. This transaction is expected to close in the first half of 2024. See Note 4 — Dispositions in the condensed consolidated financial statements in Item 1 of this Form 10-Q for further details.

We utilize the net debt to net capitalization calculation (a non-GAAP measure) to assess our overall financial leverage and capacity and believe the calculation is useful to investors for the same reason. Net debt represents total debt minus cash and cash equivalents, including cash held for sale. Net capitalization represents net debt plus stockholders' equity. The following table provides a calculation of net debt to net capitalization from the most directly comparable GAAP measures:

Net Debt to Net Capitalization Ratio (dollars in thousands)	September 30, 2023	December 31, 2022
Commercial paper	$206,300	$734,936
Other	656	836
Total short-term borrowings	$206,956	$735,772
Long-term debt	2,944,747	2,942,513
Total debt	3,151,703	3,678,285
Less: Cash and cash equivalents, including cash held for sale	(301,098)	(380,868)
Net debt	2,850,605	3,297,417
Add: Stockholders' equity	4,832,500	4,286,366
Net capitalization	$7,683,105	$7,583,783
Net debt to net capitalization	37.1%	43.5%

Our net debt to net capitalization ratio decreased to 37.1% at September 30, 2023 compared to 43.5% at December 31, 2022. Net debt decreased $446.8 million during the period primarily due to a decrease in commercial paper borrowings, partially offset by lower cash and cash equivalents, including cash held for sale. Stockholders' equity increased for the period as a result of current earnings of $760.6 million, partially offset by $212.9 million of dividends paid.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the nine months ended September 30, 2023. For a discussion of our exposure to market risk, refer to Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Item 4. Controls and Procedures

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2023.

During the third quarter of 2023, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

See Note 14 — Commitments and Contingent Liabilities in the condensed consolidated financial statements in Item 1 of this Form 10-Q.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

a.Not applicable.

b.Not applicable.

c.In November 2020, the Company's Board of Directors approved a standing share repurchase authorization whereby the Company may repurchase up to 20 million shares beginning on January 1, 2021 through December 31, 2023. No share repurchases were made during the three months ended September 30, 2023. As of September 30, 2023, the number of shares still available for repurchase under the current share repurchase authorization was 15,283,326.

In August 2023, the Company's Board of Directors approved a new standing share repurchase authorization whereby the Company may repurchase up to 20 million shares beginning on January 1, 2024 through December 31, 2026.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

a.- b. None.

c. During the three months ended September 30, 2023, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements as defined in Item 408 of Regulation S-K.

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

101
The following materials from Dover Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page formatted in Inline XBRL and contained in Exhibit 101.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

DOVER CORPORATION

Date:	October 24, 2023	/s/ Brad M. Cerepak
Brad M. Cerepak
Senior Vice President & Chief Financial Officer
(Principal Financial Officer)

Date:	October 24, 2023	/s/ Ryan W. Paulson
Ryan W. Paulson
Vice President, Controller
(Principal Accounting Officer)