Form 10-K
period 2023-12-31
DOVER Corp
filed 2024-02-09
CIK 29905

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the close of business on June 30, 2023 was $20,558,274,097. The registrant's closing price as reported on the New York Stock Exchange-Composite Transactions for June 30, 2023 was $147.65 per share. The number of outstanding shares of the registrant's common stock as of January 29, 2024 was 139,896,670.

Documents Incorporated by Reference: Part III — Certain Portions of the Proxy Statement for Annual Meeting of Shareholders to be held on May 3, 2024 (the "2024 Proxy Statement").

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, especially "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. All statements in this document other than statements of historical fact are statements that are, or could be deemed, "forward-looking" statements. Some of these statements may be indicated by words such as "may", "anticipate", "expect", "believe", "intend", "continue", "guidance", "estimates", "suggest", "will", "plan", "should", "would", "could", "forecast" and other words and terms that use the future tense or have a similar meaning. Forward-looking statements are based on current expectations and are subject to numerous important risks, uncertainties, and assumptions, including those described in Item 1A, "Risk Factors" in this Annual Report on Form 10-K. Factors that could cause actual results to differ materially from current expectations include, among other things: general economic conditions and conditions in the particular markets in which we operate; supply chain constraints and labor shortages that could result in production stoppages, inflation in material input costs and freight logistics; the impacts of natural or human-induced disasters, acts of war, terrorism, international conflicts, and public health crises on the global economy and on our customers, suppliers, employees, business and cash flows; changes in customer demand and capital spending; competitive factors and pricing pressures; our ability to develop and launch new products in a cost-effective manner; changes in law, including the effect of tax laws and developments with respect to trade policy and tariffs; our ability to identify and complete acquisitions and integrate and realize synergies from newly acquired businesses; the impact of interest rate and currency exchange rate fluctuations; capital allocation plans and changes in those plans, including with respect to dividends, share repurchases, investments in research and development, capital expenditures and acquisitions; our ability to derive expected benefits from restructurings, productivity initiatives and other cost reduction actions; the impact of legal compliance risks and litigation, including with respect to product quality and safety, cybersecurity and privacy; and our ability to capture and protect intellectual property rights, and various other factors that are described in our periodic reports filed with or furnished to the Securities and Exchange Commission. The Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

Dover's five segments are structured around businesses with similar business models, go-to-market strategies, product categories, and manufacturing practices. This structure increases management efficiency and better aligns Dover's operations with its strategic initiatives and capital allocation priorities, and provides greater transparency about performance to external stakeholders. Dover's five operating and reportable segments are as follows:

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

•Our Pumps & Process Solutions segment manufactures specialty pumps and flow meters, highly engineered precision components, specialized instrumentation and digital controls for rotating and reciprocating machines, fluid connecting solutions and plastics and polymer processing equipment, serving single-use biopharmaceutical production, diversified industrial manufacturing, chemical production, plastics and polymer processing, midstream and downstream oil and gas, energy transition, thermal management applications and other end-markets.

•Our Climate & Sustainability Technologies segment is a provider of innovative and energy-efficient equipment, components and parts for the commercial refrigeration, heating and cooling and beverage can-making equipment end-markets.

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

Our operating structure of five business segments allows for a differentiated acquisition focus consistent with our portfolio and capital allocation priorities. We believe our business segment structure, coupled with value-creating functional expertise at our lean corporate center, presents opportunities to identify and capture operating synergies, such as global sourcing and supply chain integration, centralized shared services, cross-pollination of manufacturing best practices, and further advances the development of our executive talent. Our executive management team sets strategic direction, initiatives and goals, develops effective incentive structures, provides oversight of strategy execution and achievement of these goals for our business segments, and with oversight from our Board of Directors, makes capital allocation decisions, including with respect to organic investment initiatives, major capital projects, acquisitions, divestitures, and the return of capital to our shareholders.

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

First, we are committed to achieving organic sales growth above that of gross domestic product (4% to 6% annually on average) over a long-term business cycle, absent prolonged adverse economic conditions, complemented by growth through strategic acquisitions.

Second, we continue to focus on improving returns on capital, as well as earnings margin by enhancing our operational capabilities and making investments across the organization in growth capacity expansion, digital capabilities, automation, operations management, information technology ("IT"), shared services (including Dover Business Services and our India Innovation Center), and talent. We also focus on continuous, effective cost management and productivity initiatives, such as supply chain optimization, automation and productivity capital expenditures, e-commerce and digital go-to-market, restructuring, product complexity reduction, improved footprint utilization, strategic pricing and portfolio management.

Third, we aim to generate growth in free cash flow and earnings per share through strong earnings performance, productivity improvements and active working capital management, which is enhanced by opportunistic divestitures allowing for concentration on growing our core platforms. Dover prioritizes deploying free cash flow towards high-return and high-confidence organic reinvestments aimed at growing, improving and strengthening our businesses, as well as through inorganic investments that synergistically enhance the quality of our portfolio. Dover's value creation strategy is supported by a financial policy that includes a prudent approach to financial leverage, and a disciplined approach to capital allocation that allows for a balance between reinvestment and return of capital to shareholders through growing dividends and opportunistic share repurchases.

We support achievement of these goals by (1) aligning management compensation with strategic and financial objectives, (2) actively managing our portfolio to increase enterprise scale, improve business mix over time to markets with secular growth characteristics, and pursue acquisitions that fit the characteristics of an ideal Dover business and (3) investing in talent development programs.

Characteristics of a Dover Business

For over 65 years, Dover has successfully and profitably operated a diversified portfolio of high-quality businesses serving a wide variety of industrial and business-to-business end markets with different business models. We believe this diversity is a strength of our portfolio, providing Dover with multiple avenues for organic and inorganic growth, lower cyclicality, and the ability to extract synergies of common ownership. While we expect our portfolio to remain diversified, we also strive to shape the portfolio over time to increase common attractive attributes across our businesses.

Dover is adept at operating businesses within two core operating models:

•Component Businesses: Many of our businesses produce critical components that represent a small portion of a larger system by cost. For example, our industrial and biopharma pumps, biopharma connectors, engineered bearings and compression components, clean energy components, and heat exchangers are all part of larger systems built or employed by our customers. Such components typically serve demanding applications where value-in-use and costs and risks of switching far exceed the cost of the component itself.
•Equipment with Aftermarket Opportunity: Many of our businesses produce complex and highly engineered equipment and systems that require a significant and predictable volume of parts, consumables, software and services over their life cycle. For example, our marking and coding equipment, plastics and polymer processing equipment, aluminum can-making equipment, and refuse collection vehicles all derive a significant share of revenue and profits from sale of consumables, parts and services into their large installed base. Recurring demand, which includes parts, consumables, services and software, represents approximately 31% of our revenue.

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
•Digital Opportunity: Our equipment and components are often complemented by value-added digital applications, including connected products, sensors, digital controls and industry-specific software that create new sources of value for our customers.
•Attractive Financial Profile: Our businesses exhibit attractive financial profiles, characterized by predictable, stable revenue, low capital intensity, strong cash-flow and sustainable returns on invested capital well in excess of our cost of capital.

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

In particular, our businesses are well-positioned to capitalize on: growing industrial manufacturing and trade volumes; an increased global focus on digitization and automation in industrial processes; increasing requirements for sustainability, safety, energy efficiency and consumer product safety; and growth of the middle class and consumption in emerging economies.
•Our Engineered Products segment is capitalizing on global infrastructure investment, secular growth in waste generation and the increasing sophistication and automation of waste collection operations, increasing global car parc, average car age and annual miles driven, increasing digitization and sensorization of modern vehicles, as well as growing defense spending related to signal intelligence and electronic warfare.
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
•Our Pumps & Process Solutions segment is focused on: capturing growth in its installed base; the growing sophistication of fluid transfer and rotating machinery components, instrumentation, and digital controls; growth in virgin and recycled plastics and polymers production; growth in biological drug production and the shift toward single-use manufacturing processes; and energy transition investments into wind power, hydrogen compression, and carbon capture.
•Our Climate & Sustainability Technologies segment is responding to our customers' demand for increased energy efficiency and sustainability in food retail merchandising solutions, including refrigeration systems using CO2 refrigerant, as well as increasing demand for sustainable heating and cooling solutions, including heat pumps, and sustainability-driven growing global demand for aluminum beverage cans.

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

In addition to product innovation, we aim to capture growth by developing digital technologies. Our Boston-based Dover Digital Labs serves as the company-wide hub for our digital initiative. We have continued to invest in this facility and our team of software developers, data scientists, and product managers to enhance our digital capabilities. The Digital Labs team is driving digital transformation across our businesses in four areas: (i) enhancing the customer experience through more efficient and streamlined digital customer interfaces that make it easy to do business with Dover companies; (ii) developing and improving acquired and organically built connected and software-as-a-service ("SaaS") products, that combine sensors, software, machine learning and artificial intelligence; (iii) driving increased efficiency, safety and quality in our manufacturing operations by employing cutting-edge automation through "connected factory" and "data quality" programs; and (iv) ensuring security of digital products. We believe the Digital Labs’ contributions in these areas enable us to add significant value to our products and to capture commercial growth opportunities. By leveraging a central resource for Commercial Excellence, Industry 4.0, Industrial Internet of Things ("IIoT") and our software products, we are able to capture efficiencies in our digital transformation efforts, improve product security, and offer better efficiency in providing support and engineering for our software and connected products to keep our projects cost-competitive.

Improving profitability and return on invested capital

We are committed to generating sustainable returns on invested capital well above the cost of capital across all of our businesses. We continually evaluate and pursue opportunities to improve efficiency, margin and return on capital. We are intensely focused on driving operational excellence across our businesses. We have implemented numerous productivity initiatives to maximize our efficiency, such as supply chain integration, shared services, lean manufacturing principles and production automation, footprint optimization, and product complexity reduction, as well as workplace safety initiatives to help ensure the health and welfare of our employees. Our businesses place a strong emphasis on continual product quality improvement and new product development to better serve customers and to facilitate expansion into new products and geographic markets.

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

Dover Digital. Our Dover Digital Labs consists of a team of approximately 150 software developers, data scientists, manufacturing engineers and product managers who provide digital capabilities to enhance the customer experience, develop connected industrial products and artificial intelligence based models that are embedded in SaaS offerings provided to customers by our operating companies, drive automation and efficiency inside our factories through digital technologies and in our business processes and focus on the security of our digital products. Our Dover Digital Labs team has built common platforms which are being deployed on customer facing applications to make it easier to discover, find, configure, buy and obtain products and services from Dover companies. It has also deployed shared IIoT capability such that many of Dover's products are remotely configurable and monitored, enabling our businesses to sell aftermarket parts and offer remote diagnostic services.

Dover Operational Excellence. Our corporate team is composed of functional experts in operational optimization, lean manufacturing, automation, EHS (Environment, Health, and Safety) and complex project management. This team works closely with our businesses to drive execution excellence in our operational processes, standards and measurement tools to identify, prioritize and monitor execution of operational improvement initiatives. With expertise in health and safety, supply chain management, lean operations, project management, and advanced manufacturing and automation, we continue to focus on initiatives to improve operational efficiency and enhance and solidify the continuous improvement programs embedded in our businesses' day-to-day operations. In 2022, we established our advanced manufacturing center of excellence and expanded it again into 2023.

Dover Business Services. We continue to invest in Dover Business Services shared service centers, consisting of a team of approximately 600 professionals, to provide important transactional and value-added services to our businesses. Our shared service model allows us to leverage scale across Dover, increase process efficiencies through technology and specialization, and reduce risk through centralized controls. Our shared service centers create value by freeing resources within our businesses that would otherwise be dedicated to transactional services and allowing them to focus on customers, markets and product excellence. We expect to continue driving efficiencies through Dover Business Services as we increase the level of service centralization across the portfolio.

India Innovation Center. Our India Innovation Center has a team of approximately 800 engineers and IT professionals that our businesses rely on to leverage for product engineering, digital solutions development, data and information management, research and development, and intellectual property services. The scale of this team allows our businesses to access resources with capabilities and expertise across many disciplines that would be more costly to them as stand-alone companies, and allows for concurrent engineering on time sensitive projects.
We have been steadily investing in the build out and deployment of the above four enterprise capabilities in the past several years, including investing over $38.6 million in capital expenditures during 2019-2023, and significantly expanding the staff of experts and support personnel in key centers of excellence globally.

Disciplined capital allocation and continuous portfolio enhancement

We are focused on the most efficient allocation of capital to maximize returns on investment. To do this, we utilize organic reinvestment to grow and strengthen our existing businesses. We plan to make average annual investments in capital spending of approximately 2% of revenue with a focus on internal projects designed to expand our market participation and manufacturing capacity, drive further adoption of e-commerce and digital capabilities, and improve productivity. In addition, we seek to deploy capital for acquisitions in attractive growth areas across our five segments. Dover focuses primarily on bolt-on acquisitions, applying strict selection criteria of market attractiveness (including growth, market landscape, and performance-based competition), business fit (including sustained leading position, revenue visibility, and favorable customer value-add versus switching cost or risk) and financial return profile (including accretive growth and margins and double-digit return on invested capital). We opportunistically divest businesses where we see limited runway for future value creation relative to our aspirations, or where market and business fundamentals change and no longer suit our criteria of business attractiveness and portfolio fit. Finally, we have consistently returned cash to shareholders by paying dividends, which have increased annually over each of the last 68 years. We undertake opportunistic share repurchases as part of our capital allocation strategy. We employ a prudent financial policy to support our capital allocation strategy, which includes maintaining an investment grade credit rating.

Portfolio Development

Acquisitions

Our acquisition program has two key elements. As a first priority, we seek to acquire attractive add-on businesses with a strong fit that enhance our existing franchises by increasing their reach and customer access, broadening their product mix or enhancing technological capabilities and customer value-add. Second, in the right circumstances, we may strategically pursue larger, stand-alone businesses that complement our existing businesses or provide a path for us to pursue growth in near adjacencies. With all our acquisitions, we seek businesses that are leaders in their markets or niches, have a strong track record for innovation, offer differentiated solutions, clearly complement our businesses, have a solid organic growth profile and attractive and sustainable returns, and offer significant synergy potential to generate double-digit return on capital within three years after the acquisition is completed.

Over the past three years (2021 through 2023), we have spent approximately $2.0 billion, net of cash acquired and including contingent consideration, to purchase fourteen businesses. For more details, see Note 3 — Acquisitions in the Consolidated Financial Statements in Item 8 of this Form 10-K.

Our future growth depends in large part on finding and acquiring successful businesses that expand the scope of our offerings and make us an even more important supplier to our customers. While we expect to generate annual organic revenue growth above that of gross domestic product (4% to 6% annually on average) over a long-term business cycle absent extraordinary adverse economic conditions, our success in consistently growing the portfolio is also dependent on the ability to acquire and integrate businesses within our existing structure. To track post-merger integration and accountability, we utilize an internal scorecard and well-defined processes to help ensure expected synergies are realized and value is created.

Dispositions

From time to time, we have sold or divested some of our businesses based on changes in specific market outlook, structural changes in financial performance, value-creation potential, or for other strategic considerations, which include an effort to reduce our exposure to cyclical markets or focus on our higher margin and higher growth spaces.

Going forward, we recognize that some businesses in Dover's portfolio may have a greater value-creation potential if owned by another parent with a larger presence and focus on a given niche. We pragmatically consider such opportunities as part of our ongoing portfolio management and review processes, and execute divestitures if the value created is determined to be at an appropriate premium to the value of such business to Dover and the divestitures allow Dover shareholders to participate in the future value-creation potential from a change in ownership, including through the redeployment of divestiture proceeds into attractive add-on businesses in higher priority end-markets or through opportunistic return of capital to shareholders.

During 2021, we completed the sales of Unified Brands ("UB"), a wholly owned subsidiary of the Company within the Climate & Sustainability Technologies segment and Race Winning Brands ("RWB"), an equity method investment within the Engineered Products segment for aggregate cash consideration of $275.0 million. During 2022 and 2023, there were no material dispositions.

On October 11, 2023, we entered into a definitive agreement to sell De-Sta-Co, an operating company within the Engineered Products segment, for approximately $680.0 million enterprise value, subject to customary post-closing adjustments. The transaction is expected to close in the first quarter of 2024, subject to customary closing conditions, including receipt of regulatory approvals.

The aforementioned disposals did not represent strategic shifts in operations and, therefore, did not qualify for presentation as discontinued operations.

For more details, see Note 4 — Dispositions in the Consolidated Financial Statements in Item 8 of this Form 10-K.

Business Segments

As noted previously, Dover's five segments are structured around businesses with similar business models, go-to-market strategies and manufacturing practices and product categories which increases management efficiency and better aligns Dover's operations with its strategic initiatives and capital allocation priorities, and provides greater transparency about performance to external stakeholders. Dover's five operating and reportable segments are as follows: Engineered Products, Clean Energy & Fueling, Imaging & Identification, Pumps & Process Solutions and Climate & Sustainability Technologies. For financial information about our segments and geographic areas, see Note 19 — Segment Information in the Consolidated Financial Statements in Item 8 of this Form 10-K.

Engineered Products

Our Engineered Products segment provides a wide range of equipment, components, software, solutions and services that have broad customer applications across a number of markets, including: solid waste handling, aftermarket vehicle service, industrial automation, aerospace and defense, industrial winch and hoist, and fluid dispensing. Our waste handling business is a leading North American supplier of equipment, software and services for the refuse collection industry and for on-site processing and compaction of trash and recyclable materials. Our vehicle service business provides products, software and services used primarily in vehicle repair and maintenance, including light and heavy-duty vehicle lifts, wheel service equipment, vehicle diagnostics and vehicle collision repair solutions. Our industrial automation business provides a wide range of modular automation components including manual clamps, power clamps, rotary and linear mechanical indexers, conveyors, pick and place units, glove ports and manipulators, as well as end-of-arm robotic grippers, slides and end effectors. Our industrial winch and hoist business provides a range of winches, hoists, bearings, drives, and electric monitoring systems for infrastructure and other industrial markets. Our aerospace and defense business supplies radio frequency and microwave filters and switches, as well as signal intelligence solutions, to enable secure communications in aerospace and defense applications. The segment also includes bench top soldering and fluid dispensing solutions in electronics and industrial product assembly markets.

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

Imaging & Identification

The companies in our Imaging & Identification segment are global suppliers of precision marking and coding, product traceability, brand protection, and digital textile printing equipment and solutions, as well as related consumables, software and services. Our marking and coding businesses primarily design and manufacture equipment and consumables used for printing variable information (such as bar codes, dates, and serial numbers) on fast-moving consumer goods, provide serialization solutions for pharmaceutical customers, and develop supply chain traceability solutions capitalizing on expanding food and product safety, supply chain traceability and brand protection requirements. In addition, our businesses serving the apparel and textile printing market develop, manufacture and sell equipment, software, consumables and service solutions used in digital textile, soft signage and specialty materials markets. These businesses are benefiting from a secular shift from analog to digital printing due to comparative advantages in customization of garments and sustainability (the digital printing process is significantly more environmentally friendly due to lower water consumption). Businesses within this segment leverage digital printing capabilities and operate business models that involve initial equipment and software sales followed by significant consumable, software and service aftermarket revenue streams.

Our Imaging & Identification segment's products are manufactured primarily in North America, Europe and Asia and are sold throughout the world directly and through a network of distributors.

Pumps & Process Solutions

The businesses in our Pumps & Process Solutions segment manufacture specialty pumps, single-use pumps, connectors and flow meters, plastics and polymers processing equipment, highly-engineered components, specialized instrumentation and digital controls for rotating and reciprocating machinery. The segment's products are used in a wide variety of markets, including plastics and polymers processing, chemicals production, food/sanitary, biopharma, medical, transportation, petroleum refining, natural gas compression, power generation and general industrial applications. The products in this segment are generally used in demanding and specialized operating environments with high performance requirements. Businesses within this segment share the following commonalities: their products are predominantly components or parts of larger equipment and production systems with our products often specified by end customers or regulations, they participate in markets with a diverse and fragmented customer base and where there is a significant demand for aftermarket equipment and parts from a large installed base, and the route-to-market is a mix of distribution and direct sales.

Our Pumps & Process Solutions segment's products are manufactured primarily in North America, Europe, and Asia and are sold throughout the world directly and through a network of distributors and original equipment manufacturers.

Climate & Sustainability Technologies

Our Climate & Sustainability Technologies segment is a provider of innovative and energy-efficient equipment and systems that serve the commercial refrigeration, heating and cooling, and aluminum can-making equipment end-markets. Our refrigeration business manufactures refrigeration systems (including environmentally friendly systems like CO2), refrigeration display cases and commercial glass refrigerator and freezer doors for food retail and industrial applications. Our heat exchanger business manufactures energy-efficient brazed plate heat exchangers used for residential climate control applications, including heat pumps, as well as industrial heating and cooling applications. The other business in this segment designs and manufactures machinery and associated spare parts used for aluminum can-making, along with providing turnkey can line solutions. The majority of the products that are manufactured or serviced by the Climate & Sustainability Technologies segment are used by the retail food industry, including supermarkets, "big-box" retail and convenience stores, the commercial/industrial refrigeration industry, food production markets and beverage can-making industries.

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

Markets for multiple raw materials saw significant volatility and supply chain disruptions throughout 2021 into 2023. Although most commodity and logistics costs have returned to historical norms, volatility is still a risk due to economic uncertainties and supply side dynamics. Additionally, supply chain disruptions have stabilized, but there are still components with long lead times and scarcity of supply. These situations could still negatively impact profitability of some businesses as we were required to seek alternative sources of supply at higher costs or interrupt our normal manufacturing process flow leading to less efficient output and cost.

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

Human Capital Resources

Our employees are our most valuable asset and are critical to our ability to deliver on our strategic plans. Our success in delivering high quality and innovative products and solutions for our customers and driving operational excellence is only achievable through the talent, expertise, and dedication of our global team. We had over 25,000 employees worldwide as of December 31, 2023.

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

Health and Safety

We are committed to providing a healthy environment and safe workplace by operating in accordance with established health and safety protocols across our facilities and maintaining an enhanced health and safety compliance program. As part of our continuous improvement process, we have implemented a global EHS information management system designed to track key metrics and actions pertinent to our health and safety program. This software supports our strategy to proactively reduce hazards thereby further bettering shop floor safety.

Human Capital Investments Related to Strategic Priorities

In line with our strategic priorities, we have additionally invested in the following aspects of human capital resource management, among other areas:

•Dover Digital Labs – We are continuing to leverage our Digital Labs team to improve our digital capabilities. Our team of software developers, data scientists, manufacturing engineers, and product managers drive digital transformation across our businesses by enhancing customer experience, developing connected industrial products, enabling digital manufacturing and securing our digital products.

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

Customers

We serve thousands of customers, none of which accounted for more than 10% of our consolidated revenue in 2023. Given our diversity of served markets, customer concentrations are not significant. Businesses supplying the environmental solutions, defense, automotive and commercial refrigeration industries tend to deal with a few large customers that are significant within those industries. This also tends to be true for businesses supplying the power generation and chemical industries. In the other markets served, there is usually a much lower concentration of customers, particularly where our companies provide a substantial number of products and services applicable to a broad range of end-use applications.

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

Competition

Our competitive environment is complex because of the wide diversity of our products manufactured and the markets served. In general, most of our businesses are market leaders that compete with only a few companies, and the key competitive factors are customer service, product quality, price and innovation. A summary of our key competitors within each of our segments follows:

Segment	Key Competitors

Engineered Products	Snap-On Inc. (Challenger Lifts, Car-O-Liner), Hennessey Industries, Oshkosh Corp. (McNeilus), Labrie Enviroquip Group, Geotab Inc., AMCS Group, PACCAR (Braden), Teledyne
Clean Energy & Fueling	Vontier (Gilbarco Veeder-Root, DRB), Tatsuno, Verifone, Franklin Electric, Elaflex, Ingersoll Rand (Emco Wheaton), Dixon Valve & Coupling Company, PDI Technologies, Inc., Salco, Sonny's Enterprises LLC, National Carwash Solutions, Washtec AG
Imaging & Identification	Veralto Corporation (Videojet), Brother Industries, Ltd. (Domino Printing), Electronics for Imaging (Reggiani), SPG Prints, Konica Minolta, Kornit Digital Ltd.
Pumps & Process Solutions
IDEX Corporation, Ingersoll Rand, Millipore, Danaher Corporation (Pall), Avantor (Masterflex), Nordson Corporation, ITT, SPX Flow Inc. (Waukesha), Spirax Sarco (Watson Marlow), Kingsbury, Seko, Ecolab, Hoerbiger Holdings AG, Miba AG, Hillenbrand Inc. (Coperion)

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

The following table shows annual revenue derived from customers outside the U.S. as a percentage of total annual revenue for each of the last three years, by segment and in total:

	Percentage of Non-U.S. Revenue by Segment
	Years Ended December 31,
	2023	2022	2021
Engineered Products	22%	25%	27%
Clean Energy & Fueling	44%	41%	45%
Imaging & Identification	72%	72%	75%
Pumps & Process Solutions	53%	51%	53%
Climate & Sustainability Technologies	43%	40%	37%
Total percentage of revenue derived from customers outside of the United States	44%	43%	46%

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

Business and Operational Risks

•Our businesses or operations may be adversely affected by natural or human-induced disasters, acts of war, terrorism, international conflicts, and public health crises.

Our businesses or operations may be adversely affected by natural or human-induced disasters including, but not limited to, earthquakes; tsunamis; floods; hurricanes, cyclones or typhoons; fires; other extreme weather conditions; power or water shortages; telecommunications failures; materials scarcity; terrorist acts, civil unrest, conflicts or wars; and health epidemics or pandemics. The occurrence of any such event, and the measures taken in response thereto, may disrupt the global economy and adversely impact our operations, including demand for our products across multiple end-markets as well as our supply chain and operations. Existing insurance coverage may not provide protection for all of the costs that may arise from such events. Additionally, concerns over the economic impact of such events could cause increased volatility in financial and other capital markets, adversely impacting our stock price, our ability to access the capital markets, and our ability to fund liquidity needs.

The impacts of any such unexpected event are difficult to predict but could have a material adverse effect on our businesses, financial condition, or operations.

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

Approximately 44% and 43% of our revenues for 2023 and 2022, respectively, were derived outside the United States and we expect international sales to continue to represent a significant portion of our revenues given our global growth strategy. As a result of our international operations and our global expansion strategy, we are subject to various risks, including:

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

•Our operations, businesses, products and business strategy are subject to cybersecurity risks.

Although we have several processes and procedures in place designed to manage and mitigate cybersecurity risk, our business is still subject to certain risks. We depend on our own and third party information systems, including cloud-based systems and managed service providers, to store, process and protect our information and support our business activities. We also use third party systems to support employee data processing for our global workforce and to support customer business activities, such as transmitting payment information, providing mobile monitoring services, and capturing operational data. Additionally, some of our products contain integrated hardware and software and offer the ability to connect to networks. While we have measures in place that are designed to protect these systems, these systems have been and are expected to continue to be the target of cyber attacks. Although we conduct security assessments and periodic re-assessments of third party partners and other service providers, our systems may also experience vulnerabilities from third-party or open source software code that may be incorporated into our own or our vendors’ systems. Any prolonged system disruption in our systems or third-party services could negatively impact the coordination of our sales, planning, and manufacturing activities, which could harm our business.

Our business has both an increasing reliance on systems and an increasing digital footprint as a result of changing technologies, connected devices and digital offerings, as well as expanded remote work policies. If these technologies, systems, products or services are damaged, cease to function properly, are compromised due to employee or third-party contractor error, user error, malfeasance, system errors, or other vulnerabilities, or are subject to cybersecurity attacks, such as those involving denial of service attacks, unauthorized access, malicious software, ransomware, or other intrusions, including by criminals, nation states or insiders, our business may be adversely impacted. The impacts could include production downtimes, operational delays, and other impacts on our operations and ability to provide products and services to our customers; compromise of confidential, proprietary or otherwise protected information, including personal information and customer confidential data; destruction, corruption, or theft of data or intellectual property; manipulation, disruption, or improper use of these technologies, systems, products or services; financial losses from fraudulent transactions, remedial actions, loss of business or potential liability; adverse media coverage; legal claims or legal proceedings, including regulatory investigations, actions and fines; and damage to our reputation. We regularly assess our threat landscape and monitor our systems and other technical security controls, maintain information security policies and procedures, including a breach response plan, ensure maintenance of backup and protective systems, and have a team of security personnel managing our efforts and initiatives. However, there has been a rise in the number of cyberattacks targeting confidential business information generally and in the manufacturing industry specifically, as well as an increase in cyberattacks targeting managed service providers, by both state-sponsored and criminal organizations. Moreover, there has been a rise in the number of cyberattacks that depend on human error or manipulation, including phishing attacks or schemes that use social engineering to gain access to systems or perpetuate wire transfer or other frauds.

These trends increase the likelihood of such events occurring as well as the costs associated with protecting against such events. It is possible for vulnerabilities in our systems to remain undetected for an extended period of time up to and including several years. We attempt to mitigate these risks by employing a number of measures, including employee training, systems monitoring and other technical security controls, vulnerability scanning, risk assessments, a breach response plan, maintenance of backup and protective systems, and security personnel. Notwithstanding those measures, our systems, networks, products and services remain potentially vulnerable to known or unknown cybersecurity attacks and other threats, any of which could have a material adverse effect on our consolidated results of operations, financial condition and cash flows. We continuously monitor and develop our systems to protect our technology infrastructure and data from misappropriation or corruption. However, a cybersecurity attack could persist for an extended period of time before being detected, and, following detection, it could take considerable time for us to obtain full and reliable information about the extent, amount and type of information compromised. During the course of an investigation, we may not know the full impact of the event and how to remediate it, and actions, decisions and mistakes that are taken or made may further increase the negative effects of the event on our business, results of operations and reputation. While we maintain insurance coverage that is intended to address certain aspects of cybersecurity risks, such insurance coverage may not cover all losses or all types of claims that arise. As cyber threats continue to evolve, cybersecurity and data protection laws and regulations continue to develop in the U.S. and globally, and our business continues to move towards increased online connectivity within our information systems and through more Internet-enabled products and offerings, we expect to expend additional resources to continue to build out our compliance programs, strengthen our information security, data protection and business continuity measures, and investigate and remediate vulnerabilities. For additional information on our cybersecurity risk management, strategy and governance, see Item 1C. "Cybersecurity."

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

We continue to face significant and persistent cybersecurity risks and our business has both an increasing reliance on systems and an increasing digital footprint as a result of changing technologies, connected devices and digital offerings, as well as expanded remote work policies. We regularly assess our threat landscape and monitor our systems and other technical security controls, maintain information security policies and procedures, including a breach response plan, ensure maintenance of backup and protective systems, and have a team of security personnel managing our efforts and initiatives. We regularly review our policies, practices, and plans with assistance from third party experts and advisors for certification purposes, including with respect to System and Organization Controls 2 (SOC 2) certifications and Payment Card Industry Data Security Standard (PCI-DSS) certifications where relevant, and leverage third party resources to support our cyber risk defense, monitoring and response processes. We conduct security assessments and periodic re-assessments on third party partners and other service providers with access to information assets of Dover. In addition, we review independent audit reports from key third party partners and other service providers with access to information assets at least annually.

From an operational perspective, we use vulnerability scanning tools to assess potential data security risks. We correlate the results and prioritize any key actions based on threat modeling analysis and monitor any such actions in-progress with the system owners based on assigned timelines for remediation. However, patch and vulnerability management, including for products and information assets, remains a complex and key risk that can lead to exploits, security breaches and service disruption. In addition, our online employees are required to participate in cyber, information security, and privacy training at least annually. We also integrate security measures into our digital products and services.

Our product security efforts are informed in part by industry security standards such as ISA 62443, UL 2000-1, and certain standards from the National Institute of Standards & Technology ("NIST"). As part of our efforts, we conduct risk assessments and prioritize security validation for certain of our products. For example, we conduct security testing and remediation on a risk-based prioritized basis prior to releasing certain products into the market, as well as periodically post-release to discover potential issues in code, firmware, and protocols and to consider potential security patches or future version updates. We have received SOC 2 certifications for some of our products and software offerings and continue to strive to meet similar requirements for other digital offerings.

Our enterprise risk management program, led by a team of senior executives, includes the performance of an annual risk assessment made at the corporate center and operating company levels, and is designed to identify enterprise level risks we may face, including cybersecurity risk at a high level. Each quarter, this team reassesses the identified enterprise risks, the severity of these risks, and the status of efforts to mitigate them. We also engage consultants and other third parties for periodic risk and vulnerability testing and assessment.

We also maintain insurance coverage that is intended to address certain aspects of cybersecurity risks.

Notwithstanding any of these measures, our systems, networks, products and services remain potentially vulnerable to known or unknown cybersecurity attacks and other threats, any of which could have a material adverse effect on our consolidated results of operations, financial condition and cash flows. We have experienced, and will continue to experience, cyber incidents in the normal course of our business. As of the date of this report, we have not identified any risks from cybersecurity threats, including those from any previous cybersecurity incidents, that have materially affected us, our business strategy, results of operation or financial condition. However, there can be no assurances that a cybersecurity threat or incident that could have a material impact on us will not occur in the future. For additional information on the risks we face from cyber security threats, please see the risk factor titled, "Our operations, businesses, products, and business strategy are subject to cybersecurity risks,"in Item 1A. "Risk Factors."

Governance

Our Board has established a risk management process to identify and manage material risks at the enterprise level, including the potential impact of key cybersecurity threats. The full Board meets with the Senior Vice President & Chief Digital Officer (CDO) and our Chief Information Security Officer (CISO) on at least an annual basis to discuss our cybersecurity posture. The Board also periodically receives targeted briefings related to cybersecurity and reviews our incident response capabilities.

Our CDO and CISO work to protect the Company’s information systems from cybersecurity threats and to promptly assist in coordinating a response to any cybersecurity incidents in accordance with the Company’s cybersecurity incident response and recovery plans and processes as described above. The CDO is responsible for corporate-wide data security, and the CISO is responsible for developing, implementing and enforcing security policies to manage our overall cybersecurity risks. The CDO and CISO are informed about and monitor the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management of the cybersecurity incident response and recovery plans and processes, as described above. The CDO and CISO also periodically meet with certain corporate officers, such as the Company’s Chief Financial Officer and General Counsel to review and discuss cybersecurity issues.

The CDO has over 30 years of information technology experience, including at several Fortune 500 companies and including experience with cybersecurity initiatives that address governance, operational practices, cyber-awareness and technology. The CISO has over two decades of information technology risk management experience, including experience with information security testing at several Fortune 500 companies. The CDO holds an undergraduate degree in electrical and electronics engineering, a master’s degree in computer science and a master’s degree in business administration, and the CISO holds an undergraduate degree in electrical and computer engineering.

The CDO and CISO annually brief our full Board of Directors on enterprise-wide cybersecurity risk management and our overall cybersecurity risk environment.

ITEM 2. PROPERTIES

The number, type, location and size of the properties used by our operations as of December 31, 2023 are shown in the following charts, by segment:

	Number and nature of facilities				Square footage (in 000s)
	Manufacturing	Warehouse	Sales / Service	Total	Owned	Leased
Engineered Products	29	10	10	49	2,880	760
Clean Energy & Fueling	42	9	31	82	1,680	1,955
Imaging & Identification	13	5	45	63	625	779
Pumps & Process Solutions	37	18	24	79	2,735	1,427
Climate & Sustainability Technologies	24	9	19	52	1,691	2,578

	Locations					Expiration dates of leased facilities (in years)
	North America	Europe	Asia	Other	Total	Minimum	Maximum
Engineered Products	23	15	3	1	42	1	9
Clean Energy & Fueling	31	19	8	3	61	1	11
Imaging & Identification	9	28	17	4	58	1	10
Pumps & Process Solutions	34	19	14	1	68	1	11
Climate & Sustainability Technologies	16	11	9	2	38	1	10

Our owned and leased facilities are well-maintained and suitable for our operations.

ITEM 3. LEGAL PROCEEDINGS

See Note 16 — Commitments and Contingent Liabilities in the Consolidated Financial Statements in Item 8 of this Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

All of our officers are elected annually at the first meeting of the Board of Directors following our annual meeting of shareholders, and are subject to removal at any time by the Board of Directors. Our executive officers as of February 9, 2024, and their positions with Dover (and, where relevant, prior business experience) for the past five years, are as follows:

Name	Age	Positions Held and Prior Business Experience
Richard J. Tobin	60	President and Chief Executive Officer (since May 2018) and Director (since August 2016) of Dover; prior thereto Chief Executive Officer (from 2013 to 2018) of CNH Industrial NV.
Kimberly K. Bors	63	Senior Vice President and Chief Human Resources Officer (since January 2020) of Dover; prior thereto Senior Vice President and Chief Human Resources Officer of The Mosaic Company (from July 2017 to December 2018); prior thereto Senior Vice President, Human Resources and Administration for Schneider, North America at Schneider Electric (September 2014 to June 2017).
Ivonne M. Cabrera	57	Senior Vice President, General Counsel and Secretary (since January 2013) of Dover.
Brad M. Cerepak	64	Senior Vice President and Chief Financial Officer (since May 2011) of Dover.
Girish Juneja	54	Senior Vice President and Chief Digital Officer (since May 2017) of Dover; prior thereto Senior Vice President/Chief Technology Officer and General Manager of the Marketplace Solutions Business of Altisource (from January 2014 to April 2017).
James M. Moran	58	Vice President, Treasurer (since November 2015) of Dover; prior thereto Senior Vice President and Treasurer (from June 2013 to August 2015) of Navistar International Corporation ("NIC"); prior thereto Vice President and Treasurer (from 2008 to June 2013) of NIC; also served as Senior Vice President and Treasurer of Navistar, Inc. (from June 2013 to August 2015).
Ryan W. Paulson	50	Vice President and Controller (from July 2019) of Dover; prior thereto Assistant Controller, Global Consolidations and Operations Accounting (from August 2017 to July 2019); prior thereto partner at PricewaterhouseCoopers LLP (from July 2012 to June 2017).

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Dividends

The principal market in which Dover common stock is traded is the New York Stock Exchange.

Holders

As of January 29, 2024, there were 1,161 holders of record of Dover common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

Information relating to securities authorized for issuance under our equity compensation plans is contained in Part III, Item 12 of this Form 10-K.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

In August 2023, the Company's Board of Directors approved a new standing share repurchase authorization whereby the Company may repurchase up to 20 million shares beginning on January 1, 2024 through December 31, 2026. This share repurchase authorization replaced the November 2020 share repurchase authorization. Upon expiration of the November 2020 share repurchase authorization on December 31, 2023, 15,283,326 shares remained unused. During the year ended December 31, 2023, there were no share repurchases.

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
This graph assumes $100 invested on December 31, 2018 in Dover common stock, the S&P 500 Index and the S&P 500 Industrials Index.

ITEM 6. [RESERVED]

Not required.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help the reader understand our results of operations and financial condition for the year ended December 31, 2023. The MD&A should be read in conjunction with our Consolidated Financial Statements and Notes included in Item 8 of this Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed elsewhere in this Form 10-K, particularly in Item 1A. "Risk Factors" and in the "Special Note Regarding Forward-Looking Statements" preceding Part I of this Form 10-K. For more information regarding our consolidated results, segment results, and liquidity and capital resources for the year ended December 31, 2022 as compared to the year ended December 31, 2021 refer to Part II Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2022 Annual Report on Form 10-K.

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

For the year ended December 31, 2023, consolidated revenue was $8.4 billion, a decrease of $70.0 million or 0.8%, as compared to the prior year. The decrease is due to a 1.5% organic revenue decline and an unfavorable impact from foreign currency translation of 0.2%, partially offset by acquisition-related growth of 0.9%. The 1.5% organic revenue decline was due to decreases of 4.0%, 3.3%, and 1.9% in our Clean Energy & Fueling, Pumps & Process Solutions, and Engineered Products segments, respectively. The decline was partially offset by the Climate & Sustainability Technologies and Imaging & Identification segments which grew 2.4% and 0.2%, respectively. Pricing and productivity initiatives continued during the year to offset the impact of lower volumes across some of the Company's businesses.

From a geographic perspective, organic revenue for the U.S., our largest market, declined 3.0% as compared to the prior year. The decrease was primarily due to our Clean Energy & Fueling and Pumps & Process Solutions segments. Revenue in Europe and Asia declined 5.7% and 0.2%, respectively, while revenue in Other Americas grew 3.4%. All other geographic markets grew 38.5% organically year over year.

Gross profit was $3.1 billion for the year ended December 31, 2023, an increase of $21.1 million, or 0.7%, as compared to the prior year. Gross profit margin increased to 36.6% for the year ended December 31, 2023 compared to 36.0% for the prior year. For further discussion related to our consolidated and segment results, see "Consolidated Results of Operations" and "Segment Results of Operations," respectively, within this Item 7.

Bookings decreased 4.4% over the prior year to $8.0 billion for the year ended December 31, 2023. This included an organic bookings decline of 4.6% and an unfavorable impact due to foreign currency translation of 0.4%, partially offset by an increase of 0.6% in acquisition-related bookings. Overall, our book-to-bill was 0.95. See definition of bookings, organic bookings and book-to-bill within "Segment Results of Operations"of this item 7.

During the year ended December 31, 2023, we executed restructuring and other costs programs to further optimize operations. Restructuring and other costs of $63.7 million included restructuring charges of $50.4 million and other costs of $13.2 million. The restructuring expenses were primarily related to headcount reductions and exit costs in the Clean Energy & Fueling, Engineered Products and Pumps & Process Solutions segments. These restructuring programs were initiated in 2022 and 2023 and were undertaken in light of current market conditions. Other costs were primarily due to an asset impairment in our Climate & Sustainability Technologies segment and product line rationalization and footprint reduction in our Clean Energy & Fueling segment. For further discussion related to our restructuring and other costs, see "Restructuring and Other Costs (Benefits)," within this Item 7.

During the year ended December 31, 2023, we made two business acquisitions totaling $535.3 million, net of cash acquired and inclusive of contingent consideration. See Note 3 — Acquisitions in the Consolidated Financial Statements in Item 8 of this Form 10-K for further details regarding the businesses acquired during the year.

On October 11, 2023, the Company entered into a definitive agreement to sell De-Sta-Co, an operating company within the Engineered Products segment, for approximately $680 million enterprise value, subject to customary post-closing adjustments. The transaction is expected to close in the first quarter of 2024, subject to customary closing conditions, including receipt of regulatory approvals. See Note 4 — Dispositions in the Consolidated Financial Statements in Item 8 of this Form 10-K for further details.

In January 2024, we made two business acquisitions totaling approximately $140.6 million, net of cash acquired, plus potential contingent consideration of up to approximately $33.4 million. See Note 22 — Subsequent Events in the Consolidated Financial Statements in Item 8 of this Form 10-K for further details.

CONSOLIDATED RESULTS OF OPERATIONS

	Years Ended December 31,		% / Point Change
(dollars in thousands, except per share figures)	2023	2022	2023 vs. 2022
Revenue	$8,438,134	$8,508,088	(0.8)%
Cost of goods and services	5,353,501	5,444,532	(1.7)%
Gross profit	3,084,633	3,063,556	0.7%
Gross profit margin	36.6%	36.0%	0.60
Selling, general and administrative expenses	1,718,290	1,684,226	2.0%
Selling, general and administrative expenses as a percent of revenue	20.4%	19.8%	0.60
Operating earnings	1,366,343	1,379,330	(0.9)%
Interest expense	131,305	116,456	12.8%
Interest income	(13,496)	(4,430)	204.7%
Other income, net	(21,472)	(20,201)	6.3%
Earnings before provision for income taxes	1,270,006	1,287,505	(1.4)%
Provision for income taxes	213,178	222,129	(4.0)%
Effective tax rate	16.8%	17.3%	(0.50)
Net earnings	$1,056,828	$1,065,376	(0.8)%
Net earnings per common share - diluted	$7.52	$7.42	1.3%

Revenue

Revenue for the year ended December 31, 2023 decreased $70.0 million, or 0.8% to $8.4 billion compared with 2022. Organic revenue decline of 1.5% is primarily due to general reduction in our customers' and distribution channels' inventory levels that resulted from lead time normalization and higher inventory carrying costs driven by interest rate increases. Acquisition-related growth increased by 0.9% primarily driven by our Pumps & Process Solutions segment, offset by an unfavorable impact from foreign currency translation of 0.2%. Customer pricing favorably impacted revenue in 2023 by approximately 3.8% and by 6.9% in the prior year.

Gross Profit

Gross profit for the year ended December 31, 2023, increased $21.1 million, or 0.7%, to $3.1 billion compared with 2022, primarily driven by positive market conditions in certain secular growth-exposed businesses, as well as pricing, productivity initiatives and restructuring actions, partially offset by lower volumes across some end markets. Gross profit margin increased 60 basis points to 36.6% as compared to the prior year driven by benefits from pricing, productivity and restructuring actions, partially offset by lower volumes across some of the Company's businesses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2023 increased $34.1 million, or 2.0% to $1.7 billion compared with 2022, primarily driven by increased restructuring, employee compensation and benefits and transaction and integration costs, partially offset by lower contract labor costs. As a percentage of revenue, selling, general and administrative expenses increased 60 basis points to 20.4%, reflecting a decrease in the revenue base.

Research and development costs, including qualifying engineering costs, are expensed when incurred and amounted to $153.1 million and $163.3 million for the years ended December 31, 2023 and 2022, respectively. These costs as a percent of revenue were 1.8% and 1.9% for the years December 31, 2023 and 2022, respectively.

Non-Operating Items

Interest Expense, net

For the year ended December 31, 2023, interest expense, net of interest income, increased $5.8 million, or 5.2%, to $117.8 million compared with 2022 primarily driven by increased higher average interest rates since the prior year, partially offset by decreased commercial paper borrowings.

Other Income, net

Other income, net includes non-service pension benefit, deferred compensation plan investments gain or loss, earnings or charges from equity method investments, foreign exchange gain or loss, and various other items. Other income, net for the years ended December 31, 2023 and 2022, was $21.5 million and $20.2 million, respectively. For the year ended December 31, 2023, other income increased compared to 2022 primarily driven by increased non-operational income and increased earnings from our equity method investments, partially offset by the decrease in non-service pension benefit.

Income Taxes

Our businesses have a global presence with 40.5% and 43.2% of our pre-tax earnings in 2023 and 2022, respectively, generated in foreign jurisdictions. Foreign earnings are generally subject to local country tax rates that differ from the 21.0% U.S. statutory tax rate.

Our effective tax rate was 16.8% for the year ended December 31, 2023, compared to 17.3% for the year ended December 31, 2022, respectively. The 2023 rate was primarily due to the release of a $69.7 million net valuation allowance against non-U.S. tax loss carryforwards mainly related to an internal reorganization, partially offset by a $30.4 million accrual of withholding taxes on current and future repatriation of certain foreign earnings. The 2022 rate was primarily driven by favorable audit resolutions, including a reduction to income taxes previously recorded related to the Tax Cut and Jobs Act.

The Company is monitoring the potential changes in tax laws resulting from the Organization for Economic Cooperation and Development’s multi-jurisdictional plan of action to address base erosion and profit shifting. We do not expect this to have a material impact on our effective tax rate.

See Note 14 — Income Taxes in the Consolidated Financial Statements in Item 8 of this Form 10-K for additional details.

Net Earnings

For the year ended December 31, 2023, net earnings decreased $8.5 million, or 0.8%, to $1.1 billion, or $7.52 per share, compared with net earnings of $1.1 billion, or $7.42 per share, for the year ended December 31, 2022. Earnings decreased primarily due to lower volumes across some of the Company's businesses, increased selling, general and administrative expenses, partially offset by customer pricing actions and benefits from productivity initiatives.

SEGMENT RESULTS OF OPERATIONS

The summary that follows provides a discussion of the results of operations of each of our five reportable operating segments (Engineered Products, Clean Energy & Fueling, Imaging & Identification, Pumps & Process Solutions and Climate & Sustainability Technologies). Each of these segments is comprised of various product and service offerings that serve multiple markets. We evaluate our operating segment performance based on segment earnings as defined in Note 19 — Segment Information in the Consolidated Financial Statements in Item 8 of this Form 10-K. See "Non-GAAP Disclosures" at the end of this Item 7 for further details.

Additionally, we use the following operational metrics in monitoring the performance of the business. We believe the operational metrics are useful to investors and other users of our financial information in assessing the performance of our segments:
•Bookings represent total orders received from customers in the current reporting period and exclude de-bookings related to orders received in prior periods, if any. This metric is an important measure of performance and an indicator of order trends.

•Organic bookings represent bookings excluding the impact of foreign currency exchange rates and the impact of acquisitions and dispositions. This metric is an important measure of performance and an indicator of order trends.

•Book-to-bill is a ratio of the amount of bookings received from customers during a period divided by the amount of revenue recorded during that same period. This metric is a useful indicator of demand trends.

Engineered Products

Our Engineered Products segment provides a wide range of equipment, components, software, solutions and services to the vehicle aftermarket, waste handling, industrial automation, aerospace and defense, industrial winch and hoist, and fluid dispensing end-markets.

	Years Ended December 31,		% Change
(dollars in thousands)	2023	2022	2023 vs. 2022
Revenue	$2,004,587	$2,043,632	(1.9)%

Segment earnings	$377,425	$346,519	8.9%

Segment margin	18.8%	17.0%

Operational metric:
Bookings	$2,096,772	$2,004,326	4.6%

Components of revenue decline:
Organic decline			(1.9)%
Foreign currency translation			—%
Total revenue decline			(1.9)%

2023 Versus 2022

Engineered Products segment revenue for the year ended December 31, 2023 decreased $39.0 million, or 1.9% organic revenue decline. Customer pricing favorably impacted revenue in 2023 by approximately 2.6% and by 10.4% in the prior year.

The organic revenue decline was primarily due to lower volumes in our vehicle service business in Europe and Asia, as well as transient disruptions in North America from an ERP upgrade in this business that reduced volumes in the second and third quarter. Our other businesses saw robust demand, including in our waste handling business as large national waste haulers and municipal governments invest to upgrade their refuse collection vehicle fleets and implement our leading digital technologies to improve waste collection process efficiencies, and from key defense customers in our aerospace and defense business. We expect organic growth to be positive in 2024, driven by strong order demand trends in several of our key end markets, most notably in our waste handling and in our aerospace and defense businesses. Additionally, we expect revenue growth in our vehicle service business against prior year comparable periods.

Engineered Products segment earnings for the year ended December 31, 2023 increased $30.9 million, or 8.9%, compared to the prior year. The increase included a fourth quarter benefit of $14.4 million as a result of the change from LIFO to FIFO method for an immaterial portion of inventories, customer pricing actions, productivity and cost reduction initiatives, and favorable business mix, partially offset by lower volumes and increased material and labor costs. As a result, segment margin increased to 18.8% from 17.0% in the prior year. See Note 1 — Description of Business and Summary of Significant Accounting Policies in the Consolidated Financial Statements in Item 8 of this Form 10-K for additional details regarding the change from LIFO to FIFO.

Bookings for the year ended December 31, 2023 increased 4.6% compared to the prior year, comprised of organic growth of 4.7% and an unfavorable impact from foreign currency translation of 0.1%. The organic bookings growth was primarily driven by robust demand in our waste handling business as large waste haulers upgrade their vehicle fleets. Segment book-to-bill was 1.05.

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

	Years Ended December 31,		% Change
(dollars in thousands)	2023	2022	2023 vs. 2022
Revenue	$1,788,277	$1,878,507	(4.8)%

Segment earnings	$328,604	$352,993	(6.9)%

Segment margin	18.4%	18.8%

Operational metric:
Bookings	$1,745,521	$1,821,025	(4.1)%

Components of revenue decline:
Organic decline			(4.0)%
Foreign currency translation			(0.8)%
Total revenue decline			(4.8)%

2023 Versus 2022

Clean Energy & Fueling segment revenue for the year ended December 31, 2023 decreased $90.2 million, or 4.8%, compared to the prior year, attributable to an organic decline of 4.0% and an unfavorable impact from foreign currency translation of 0.8%. Customer pricing favorably impacted revenue in 2023 by approximately 4.3% and by 6.0% in the prior year.

The organic revenue decline was primarily due to reduced year-over-year demand in above ground retail fueling equipment, due to the expected roll-off of EMV-related demand in the first half of the year, as well as general reduction in our customers' inventory across our distribution channels, as higher interest rates increased its carrying costs. This was partially offset by pricing actions aimed at mitigating material cost inflation and strong demand in our fluid transfer solutions and hydrogen and liquefied natural gas clean energy businesses. We have made and will continue to make proactive adjustments to our cost structure through restructuring and other programs to align with current demand trends. We expect shipments to remain lower in the first half of 2024 improving progressively for the remainder of the year.

Clean Energy & Fueling segment earnings for the year ended December 31, 2023 decreased $24.4 million, or 6.9%, compared to the prior year. The decrease was primarily due to reduced organic volumes, unfavorable foreign currency translation, and increased material, logistics and labor costs, partially offset by pricing, productivity initiatives, and the benefits from ongoing restructuring actions. The benefits from these restructuring actions are significant and will carry into 2024. See "Restructuring and Other Costs (Benefits)" section within this Item 7 for further information. Segment margin decreased to 18.4% from 18.8% in the prior year.

Bookings for the year ended December 31, 2023 decreased 4.1% compared to the prior year, due to organic decline of 3.1% and an unfavorable impact from foreign currency translation of 1.0%. The organic bookings decline was primarily due to decreased year over year demand in above ground fueling equipment and vehicle wash solutions as higher interest rates have impacted ability to finance equipment purchases. Segment book-to-bill was 0.98.

Imaging & Identification

Our Imaging & Identification segment supplies precision marking and coding, product traceability, brand protection and digital textile printing equipment, as well as related consumables, software and services to the global packaged and consumer goods, pharmaceutical, industrial manufacturing, textile and other end-markets.

	Years Ended December 31,		% Change
(dollars in thousands)	2023	2022	2023 vs. 2022
Revenue	$1,116,732	$1,123,815	(0.6)%

Segment earnings	$272,512	$268,084	1.7%

Segment margin	24.4%	23.9%

Operational metric:
Bookings	$1,121,229	$1,154,199	(2.9)%

Components of revenue decline:
Organic growth			0.2%
Foreign currency translation			(0.8)%
Total revenue decline			(0.6)%

2023 Versus 2022

Imaging & Identification segment revenue for the year ended December 31, 2023 decreased $7.1 million, or 0.6% compared to the prior year, comprised of an unfavorable impact from foreign currency translation of 0.8%, partially offset by organic growth of 0.2%. Customer pricing favorably impacted revenue in 2023 by approximately 5.0% and by 4.1% in the prior year.

The organic revenue growth was primarily driven by customer pricing and growth in serialization software, partially offset by reduced customer investments in new marking and coding equipment, along with lower textile printer shipments caused by high energy prices and macro uncertainty in textile producing regions. We expect positive organic growth in 2024, driven primarily by customer pricing and increased demand for serialization software, along with a rebound in textile printer demand.

Imaging & Identification segment earnings for the year ended December 31, 2023 increased $4.4 million, or 1.7%, compared to the prior year. This increase was primarily driven by pricing initiatives and productivity actions, partially offset by an unfavorable impact from foreign currency translation, organic volume reductions, and material and labor cost inflation. Segment margin increased to 24.4% from 23.9% in the prior year.

Bookings for the year ended December 31, 2023 decreased 2.9%, comprised of an organic decline of 2.1% and an unfavorable impact from foreign currency translation of 0.8%. The organic bookings decline was primarily due to reduced order intake for equipment in our marking and coding and digital textile printing businesses. Segment book-to-bill was 1.00.

Pumps & Process Solutions

Our Pumps & Process Solutions segment manufactures specialty pumps and flow meters, highly engineered precision components, specialized instrumentation and digital controls for rotating and reciprocating machines, fluid connecting solutions and plastics and polymer processing equipment, serving single-use biopharmaceutical production, diversified industrial manufacturing, chemical production, plastics and polymer processing, midstream and downstream oil and gas, energy transition, thermal management applications and other end-markets.

	Years Ended December 31,		% Change
(dollars in thousands)	2023	2022	2023 vs. 2022
Revenue	$1,755,691	$1,728,235	1.6%

Segment earnings	$484,405	$533,018	(9.1)%

Segment margin	27.6%	30.8%

Operational metric:
Bookings	$1,677,115	$1,709,204	(1.9)%

Components of revenue growth:
Organic decline			(3.3)%
Acquisitions growth			4.4%
Foreign currency translation			0.5%
Total revenue growth			1.6%

2023 Versus 2022

Pumps & Process Solutions segment revenue for the year ended December 31, 2023 increased $27.5 million, or 1.6%, compared to the prior year, attributable to acquisition-related growth of 4.4% and a favorable impact from foreign currency translation of 0.5%, partially offset by an organic decline of 3.3%. Acquisition-related growth was driven by the acquisitions of Witte Pumps & Technology GmbH, Malema Engineering Corporation, and AMN DPI in 2022, along with FW Murphy Production Controls business in the fourth quarter of 2023. Customer pricing favorably impacted revenue by approximately 4.1% in 2023 and by 3.9% in the prior year.

The organic revenue decline was due to reduced shipments for single-use components used in biopharmaceutical manufacturing, as well as a decline in connector demand in core medical and industrial end markets, due to channel and end customer focus on inventory reductions. This was partially offset by customer pricing, along with continued demand strength in thermal connectors, hygienic dosing systems, plastics and polymer processing solutions equipment, and bearings and compression components. We expect segment revenue growth in 2024, mostly driven by the acquisition of FW Murphy, with stable organic revenue performance year-over-year. We expect positive demand trends in connectors supported by recent specification wins in high performance computing applications and improving customer sentiment in bioprocessing, as well as continued solid demand in hygienic dosing systems and bearings and compression components, offset by slower expected demand in our polymer processing equipment business after several very strong years.

Pumps & Process Solutions segment earnings for the year ended December 31, 2023 decreased $48.6 million, or 9.1%, compared to the prior year. The decrease was primarily due to the unfavorable volume and product mix impact of reduced revenues relating to biopharmaceutical components along with labor and material cost increases, partially offset by pricing initiatives and productivity and cost reduction actions. Segment margin decreased to 27.6% from 30.8% in the prior year.

Bookings for the year ended December 31, 2023 decreased 1.9% as compared to the prior year, due to an organic decline of 4.7%, partially offset by acquisition-related growth of 2.8%. The organic bookings decline was due to reduced orders in our polymer processing equipment and biopharmaceutical components businesses, partially offset by continued order strength in hygienic dosing systems, industrial pumps and bearings and compression components, along with specification wins in high performance computing applications in our thermal connector business. Segment book-to-bill was 0.96.

Climate & Sustainability Technologies

Our Climate & Sustainability Technologies segment is a provider of innovative and energy-efficient equipment, components and parts for the commercial refrigeration, heating and cooling and beverage can-making equipment end-markets.

	Years Ended December 31,		% Change
(dollars in thousands)	2023	2022	2023 vs. 2022
Revenue	$1,778,582	$1,737,724	2.4%

Segment earnings	$305,380	$254,484	20.0%

Segment margin	17.2%	14.6%

Operational metric:
Bookings(1)	$1,348,653	$1,669,916	(19.2)%

Components of revenue growth:
Organic growth			2.4%
Acquisitions growth			0.2%
Foreign currency translation			(0.2)%
Total revenue growth			2.4%
(1) For comparability, prior period was revised to exclude non-binding orders and previously disclosed de-bookings.

2023 Versus 2022

Climate & Sustainability Technologies segment revenue for the year ended December 31, 2023 increased $40.9 million, or 2.4%, compared to the prior year, reflecting an organic revenue growth of 2.4%, acquisition-related growth of 0.2%, partially offset by an unfavorable impact from foreign currency translation of 0.2%. Customer pricing favorably impacted revenue in 2023 by approximately 3.7% and by 9.2% in the prior year.

The organic revenue growth was principally driven by strong demand and pricing initiatives in most markets. Our heat exchanger business grew in U.S. commercial HVAC and industrial markets, and growth in Europe as regulation-driven efforts to shift from fossil fuel to electric energy drove demand for heat pump applications. Retail refrigeration revenue also increased from the prior year, driven by customer pricing actions, large system refurbishment programs and growing demand for low-GWP (global warming potential) CO2 refrigerant systems, partially offset by lower shipments in the interest rate sensitive convenience store market. Beverage can-making business revenues modestly decreased from the prior year due to expected year over year revenue reductions beginning in the fourth quarter driven by project timing and reduced demand for beverage can-making equipment as large can-maker customers focus on scaling production and growing utilization of recent capacity additions. We expect overall segment organic revenues to decline in 2024 despite continued growth in retail refrigeration, particularly growth in new natural refrigerant system installations. We anticipate continued headwinds in new beverage can-making equipment as customers reduce near-term capacity investments, and some near-term slowing in heat exchangers driven by HVAC OEMs efforts to reduce component inventories; however, the long-term demand trends for decarbonization of heating remain intact. We expect gradual improvement in volumes into the second half of 2024.

Climate & Sustainability Technologies segment earnings for the year ended December 31, 2023 increased $50.9 million, or 20.0%, compared to the prior year. The segment earnings increase was driven by customer pricing actions, product mix and significant benefits from productivity initiatives, partially offset by higher labor costs. Segment margin increased to 17.2% from 14.6% in the prior year.

Bookings for the year ended December 31, 2023 decreased 19.2% compared to the prior year, reflecting an organic decline of 19.1% and an unfavorable impact from foreign currency translation of 0.3%, partially offset by acquisition-related growth of 0.2%. The organic bookings decline was principally due to moderating demand with key customers in beverage can-making equipment, transient disruptions from adverse economic conditions for heat exchangers and customer order timing returning to historical seasonal patterns in refrigeration. Segment book-to-bill was 0.76.

Reconciliation of Segment Earnings to Net Earnings

	Years Ended December 31,
(dollars in thousands)	2023	2022
Net earnings:
Segment earnings:
Engineered Products (1)	$377,425	$346,519
Clean Energy & Fueling	328,604	352,993
Imaging & Identification	272,512	268,084
Pumps & Process Solutions	484,405	533,018
Climate & Sustainability Technologies	305,380	254,484
Total segment earnings	1,768,326	1,755,098
Purchase accounting expenses (2)	164,943	181,103
Restructuring and other costs (3)	63,673	38,990
Disposition costs (4)	1,302	—
Loss on dispositions (5)	—	194
Corporate expense / other (6)	150,593	135,280
Interest expense	131,305	116,456
Interest income	(13,496)	(4,430)
Earnings before provision for income taxes	1,270,006	1,287,505
Provision for income taxes	213,178	222,129
Net earnings	$1,056,828	$1,065,376
(1) Segment earnings include a fourth quarter benefit of $14.4 million as a result of the change from the LIFO method to FIFO method of inventory costing for an immaterial portion of inventories. See Note 1 — Description of Business and Summary of Significant Accounting Policies in the Consolidated Financial Statements in Item 8 of this Form 10-K.
(2) Purchase accounting expenses are primarily comprised of amortization of intangible assets and charges related to fair value step-ups for acquired inventory sold during the period.
(3) Restructuring and other costs relate to actions taken for headcount reductions, facility consolidations and site closures, product line exits, and other asset charges.
(4) Disposition costs related to the sale of De-Sta-Co which is expected to close in Q1 2024.
(5) Loss on dispositions includes working capital adjustments related to dispositions.
(6) Certain expenses are maintained at the corporate level and not allocated to the segments. These expenses include executive and functional compensation costs, non-service pension costs, non-operating insurance expenses, shared business services and digital overhead costs, deal-related expenses and various administrative expenses relating to the corporate headquarters.

Restructuring and Other Costs (Benefits)

Restructuring and other costs are not presented in our segment earnings because these costs are excluded from the segment operating performance measure reviewed by management. During the year ended December 31, 2023, restructuring charges of $50.4 million were primarily related to headcount reductions and exit costs in the Clean Energy & Fueling, Engineered Products and Pumps & Process Solutions segments. These restructuring programs were initiated in 2022 and 2023 and were undertaken in light of current market conditions. Other costs, net of $13.2 million, were primarily due to an asset impairment in our Climate & Sustainability Technologies segment and product line rationalization and footprint reduction in our Clean Energy & Fueling segment. These restructuring and other charges were recorded in cost of goods and services and selling, general and administrative expenses in the consolidated statement of earnings. Additional programs beyond the scope of the announced programs may be implemented during 2024 with related restructuring charges.

We recorded the following restructuring and other costs for the year ended December 31, 2023:

	Year Ended December 31, 2023
(dollars in thousands)	Engineered Products	Clean Energy & Fueling	Imaging & Identification	Pumps & Process Solutions	Climate & Sustainability Technologies	Corporate	Total
Restructuring	$9,510	$20,336	$5,918	$7,686	$4,541	$2,444	$50,435
Other costs, net	267	4,330	1,183	233	4,758	2,467	13,238
Restructuring and other costs	$9,777	$24,666	$7,101	$7,919	$9,299	$4,911	$63,673

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

We recorded the following restructuring and other costs (benefits) for the year ended December 31, 2022:

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

Purchase Accounting Expenses

Purchase accounting expenses primarily relate to amortization of acquired assets and charges related to fair value step-ups for acquired inventory sold during the period. These expenses are not presented in our segment earnings because they are excluded from the segment operating performance measure reviewed by management. These expenses reconcile to segment earnings as follows:

	Years Ended December 31,
(dollars in thousands)	2023	2022
Purchase accounting expenses
Engineered Products	$19,720	$20,617
Clean Energy & Fueling (1)	78,261	96,655
Imaging & Identification	23,089	22,179
Pumps & Process Solutions	24,278	22,332
Climate & Sustainability Technologies	19,595	19,320
Total	$164,943	$181,103
(1) Purchase accounting expenses in our Clean Energy & Fueling segment decreased by $18,394 for the year ended December 31, 2023 from the prior year comparable period, which included $18,995 of charges related to fair value step-ups for inventory from the Q4 2021 acquisition of RegO and Acme Cryogenics.

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

Cash Flow Summary

The following table is derived from our consolidated statements of cash flows:

	Years Ended December 31,
Cash Flows from Operations (in thousands)	2023	2022
Net cash flows provided by (used in):
Operating activities	$1,336,345	$805,724
Investing activities	(726,630)	(540,924)
Financing activities	(568,056)	(260,265)

Operating Activities

Cash flow from operating activities for the year ended December 31, 2023 increased by $530.6 million compared to 2022. This increase was primarily driven by improvements in the management of working capital.

Adjusted Working Capital: We believe adjusted working capital (a non-GAAP measure calculated as accounts receivable, plus inventory, less accounts payable) provides a meaningful measure of liquidity by showing changes caused by operational results. The following table provides a calculation of adjusted working capital:

Adjusted Working Capital (in thousands)	December 31, 2023	December 31, 2022
Accounts receivable	$1,432,040	$1,516,871
Inventories	1,225,452	1,366,608
Less: Accounts payable	958,542	1,068,144
Adjusted working capital	$1,698,950	$1,815,335

Adjusted working capital decreased by $116.4 million, or 6.4%, to $1.7 billion at December 31, 2023, which reflected a decrease in accounts receivable of $84.8 million, a decrease in inventory of $141.2 million and a decrease in accounts payable of $109.6 million. These amounts include the effects of acquisitions, dispositions and foreign currency translation. The decrease in inventories is due to reduced purchasing of inventories as supply chains have normalized. The change in accounts receivable and payable reflect the timing of payments and collections.

Investing Activities

Cash flow from investing activities is derived from cash outflows for capital expenditures and acquisitions, partially offset by cash inflows from proceeds from the sale of businesses, and property, plant and equipment. The majority of the activity in investing activities was comprised of the following:

•Acquisitions: In 2023, we deployed $533.6 million, net of cash acquired, to acquire two businesses. In comparison, we acquired three businesses in 2022 for an aggregate purchase price of approximately $312.9 million, net of cash acquired and inclusive of measurement period adjustments. See Note 3 — Acquisitions in the Consolidated Financial Statements in Item 8 of this Form 10-K for additional information with respect to recent acquisitions.

•Capital spending: Capital expenditures, primarily to support growth initiatives, productivity and new product launches, were $192.6 million in 2023 and $221.0 million in 2022. Our capital expenditures decreased $28.4 million in 2023 in line with our planned expenditures for the year.

We anticipate that capital expenditures and any additional acquisitions we make in 2024 will be funded from available cash and internally generated funds and, if necessary, through the issuance of commercial paper, or by accessing the public debt or equity markets. We estimate capital expenditures in 2024 to range from $160.0 million to $170.0 million.

Financing Activities

Cash flow from financing activities generally relates to the use of cash for purchases of our common stock and payment of dividends, offset by net borrowing activity. The majority of financing activity was attributed to the following:

•Repurchase of common stock, including accelerated share repurchase program: During 2023, the Company repurchased no shares. During the year ended December 31, 2022, we used $85.0 million to repurchase 641,428 shares and $500.0 million to repurchase 3,892,295 shares through an accelerated share repurchase transaction.

•Commercial paper and other short-term borrowings, net: During 2023, we paid down $267.5 million of short term borrowings, primarily commercial paper. During 2022, we received net proceeds of $629.9 million from commercial paper and other short-term borrowings used to partially fund our accelerated share repurchase transaction and the acquisition of Malema.

•Dividend payments: Total dividend payments to common shareholders were $284.3 million in 2023 and $287.6 million in 2022. Our dividends paid per common share increased 1% to $2.03 per share in 2023 compared to $2.01 per share in 2022.

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

The following table reconciles our free cash flow to cash flow provided by operating activities:

	Years Ended December 31,
Free Cash Flow (dollars in thousands)	2023	2022
Cash flow provided by operating activities	$1,336,345	$805,724
Less: Capital expenditures	(192,592)	(220,962)
Free cash flow	$1,143,753	$584,762
Cash flow from operating activities as a percentage of revenue	15.8%	9.5%
Cash flow from operating activities as a percentage of net earnings	126.4%	75.6%
Free cash flow as a percentage of revenue	13.6%	6.9%
Free cash flow as a percentage of net earnings	108.2%	54.9%

For 2023, we generated free cash flow of $1.1 billion, representing 13.6% of revenue and 108.2% of net earnings. Free cash flow in 2022 was $584.8 million, or 6.9% of revenue and 54.9% of earnings. Free cash flow increased from 2022 to 2023 driven by higher operating cash flow, primarily as a result of improvements in cash flows related to working capital and a decrease in capital expenditures compared to the prior year. Additionally, the year ended December 31, 2022 includes a $43.5 million income tax payment related to the gain on sale of UB in the fourth quarter of 2021 and a $13.4 million tax payment in 2022 related to an internal reorganization.

Capitalization

We use commercial paper borrowings for general corporate purposes, including the funding of acquisitions and the repurchase of our common stock. As of December 31, 2023, we maintained $1.0 billion five-year and $500.0 million 364-day unsecured revolving credit facilities ("Credit Agreements") with a syndicate of banks which expire April 6, 2028 and April 4, 2024, respectively. The five-year credit facility replaced the previous $1.0 billion five-year unsecured revolving credit facility, which was set to expire on October 4, 2024 and was terminated by the Company upon execution of the current five-year credit facility. We may elect to extend the maturity date of any loans under the 364-day credit facility until April 4, 2025, subject to conditions specified therein. The Credit Agreements are designated as a liquidity back-stop for the Company's commercial paper program, which was upsized from $1.0 billion to $1.5 billion during the second quarter of 2023, and also are available for general corporate purposes.

The Company may elect to have loans under the Credit Agreements which bear interest at a base rate plus a specified applicable margin. Under these facilities, we are required to pay a facility fee and to maintain an interest coverage ratio of consolidated EBITDA to consolidated net interest expense of not less than 3.0 to 1. We were in compliance with this covenant and our other long-term debt covenants at December 31, 2023 and had a coverage ratio of 14.5 to 1. We are not aware of any potential impairment to our liquidity and expect to remain in compliance with all of our debt covenants. Additionally, our earliest material long-term debt maturity is in 2025.

We also have a current shelf registration statement filed with the SEC that allows for the issuance of additional debt securities that may be utilized in one or more offerings on terms to be determined at the time of the offering. Net proceeds of any offering would be used for general corporate purposes, including repayment of existing indebtedness, capital expenditures and acquisitions.

At December 31, 2023, our cash and cash equivalents totaled $398.6 million, of which approximately $269.6 million was held outside the United States. At December 31, 2022, our cash and cash equivalents totaled $380.9 million, of which $261.4 million was held outside the United States. Cash and cash equivalents are held primarily in bank deposits with highly rated banks. We regularly hold cash in excess of near-term requirements in bank deposits or invest the funds in government money market instruments or short-term investments, which consist of investment grade time deposits with original maturity dates at the time of purchase of no greater than three months.

On October 11, 2023, the Company entered into a definitive agreement to sell De-Sta-Co for approximately $680.0 million enterprise value, subject to customary post-closing adjustments. This transaction is expected to close in the first quarter of 2024. See Note 4 — Dispositions in the Consolidated Financial Statements in Item 8 of this Form 10-K for further details.

In January 2024, we made two business acquisitions totaling approximately $140.6 million, net of cash acquired, plus potential contingent consideration of up to approximately $33.4 million. See Note 22 — Subsequent Events in the Consolidated Financial Statements in Item 8 of this Form 10-K for further details.

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

Net Debt to Net Capitalization Ratio (dollars in thousands)	December 31, 2023	December 31, 2022
Commercial paper	$467,600	$734,936
Other	682	836
Total short-term borrowings	468,282	735,772
Long-term debt	2,991,759	2,942,513
Total debt	3,460,041	3,678,285
Less: Cash and cash equivalents, including cash held for sale	(415,861)	(380,868)
Net debt	3,044,180	3,297,417
Add: Stockholders' equity	5,106,605	4,286,366
Net capitalization	$8,150,785	$7,583,783
Net debt to net capitalization	37.3%	43.5%

Our net debt to net capitalization ratio decreased to 37.3% at December 31, 2023 compared to 43.5% at December 31, 2022. Net debt decreased $253.2 million primarily due to a decrease in commercial paper borrowings and greater cash and cash equivalents, including cash held for sale. Stockholders' equity increased for the period as a result of current earnings of $1.1 billion, offset by $284.3 million of dividends paid.

Our ability to obtain debt financing at comparable risk-based interest rates is partly a function of our existing cash flow-to-debt and debt-to-capitalization levels as well as our current credit standing. Set forth below are our credit ratings, as of December 31, 2023, which were independently developed by the respective credit agencies. The Moody's rating and outlook were issued in December 2018, and the Standard & Poor's rating was issued in December 2017 and the outlook was most recently revised in May 2021. The ratings and outlooks from both agencies were affirmed in 2023.

	Short-Term Rating	Long-Term Rating	Outlook
Moody's	P-2	Baa1	Stable
Standard & Poor's	A-2	BBB+	Stable

As of December 31, 2023, we had approximately $180.0 million outstanding in letters of credit, surety bonds, and performance and other guarantees with financial institutions, which primarily expire on various dates through 2031. These letters of credit and bonds are primarily issued as security for insurance, warranty and other performance obligations. In general, we would only be liable for the amount of these guarantees in the event of default in the performance of our obligations, the probability of which we believe is remote.

Our estimate of future interest payments on long-term debt is $941.4 million based on the interest rates in effect as of December 31, 2023.

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

Interest Rate Exposure

As of December 31, 2023, and for the years ended December 31, 2023 and 2022, we did not have any open interest rate swap contracts; however, we may in the future enter into interest rate swap agreements to manage our exposure to interest rate changes. We issue commercial paper, which exposes us to changes in variable interest rates; however, maturities are typically three months or less so a change in rates over this period would not have a material impact on our pre-tax earnings.

We consider our current risk related to market fluctuations in interest rates to be minimal since our debt is largely long-term and fixed rate in nature. Generally, the fair market value of fixed-interest rate debt will increase as interest rates fall and decrease as interest rates rise. A 100 basis point increase in market interest rates would decrease the 2023 year-end fair value of our long-term debt by approximately $155.9 million. However, since we have no plans to repurchase our outstanding fixed-rate instruments before their maturities, the impact of market interest rate fluctuations on our long-term debt does not affect our results of operations or financial position.

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

Additionally, we have designated the €600 million and €500 million of euro-denominated notes issued November 9, 2016 and November 4, 2019, respectively, as a hedge of our net investment in euro-denominated operations. Due to the high degree of effectiveness between the hedging instruments and the exposure being hedged, fluctuations in the value of the euro-denominated debt due to exchange rate changes are offset by changes in the net investment. Accordingly, changes in the value of the euro-denominated debt are recognized in the cumulative translation adjustment section of other comprehensive income to offset changes in the value of the net investment in euro-denominated operations. Due to the fluctuations of the euro relative to the U.S. dollar, the U.S. dollar equivalent of this debt increases or decreases, resulting in the recognition of a pre-tax loss of $45.8 million and pre-tax gain of $80.3 million in other comprehensive income for the years ended December 31, 2023 and 2022 respectively.

Commodity Price Exposure

Some of our businesses are exposed to volatility in the prices of certain commodities, such as aluminum, steel, copper and various precious metals, among others. Our primary exposure to commodity pricing volatility relates to the use of these materials in purchased component parts or the purchase of raw materials. Markets for multiple raw materials saw significant cost increases throughout 2021 and into 2023, which we partially offset through price increases and other levers. In some cases, we maintain longer-term index based contracts on raw materials and component parts and centrally drive an ongoing effort to minimize risk proactively. However, we are prone to exposure as these contracts expire.

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

Judgments and uncertainties involved in the estimate
Our discount rate assumptions are determined by developing a yield curve based on high quality corporate bonds with maturities matching the plans’ expected benefit payment streams. The plans’ expected cash flows are then discounted by the resulting year-by-year spot rates. The 2023 weighted-average discount rate used to measure our pension benefit obligations ranged from 2.80% to 5.20%, a general decrease from the 2022 rates, which ranged from 3.57% to 5.55%, due to decreases in corporate bond yields over this period.

Effect if actual results differ from assumptions
A 25-basis point decrease in the discount rates used for these plans would have increased pension benefit obligations by approximately $16.6 million from the amount recorded at December 31, 2023. The methodology used for the valuation of the pension benefit obligation has remained consistent over the last three fiscal years.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

Page
51	Management's Report on Internal Control Over Financial Reporting
52	Report of Independent Registered Public Accounting Firm (PCAOB ID 238)
54	Consolidated Statements of Earnings
55	Consolidated Statements of Comprehensive Earnings
56	Consolidated Balance Sheets
57	Consolidated Statements of Stockholders' Equity
58	Consolidated Statements of Cash Flows
59	Notes to Consolidated Financial Statements
59	Note 1 - Description of Business and Summary of Significant Accounting Policies
64	Note 2 - Revenue
66	Note 3 - Acquisitions
73	Note 4 - Dispositions
74	Note 5 - Inventories, net
74	Note 6 - Property, Plant and Equipment, net
74	Note 7 - Leases
76	Note 8 - Credit Losses
77	Note 9 - Goodwill and Other Intangible Assets
78	Note 10 - Other Accrued Expenses and Other Liabilities
79	Note 11 - Restructuring Activities
80	Note 12 - Borrowings
81	Note 13 - Financial Instruments
83	Note 14 - Income Taxes
86	Note 15 - Equity and Cash Incentive Program
89	Note 16 - Commitments and Contingent Liabilities
89	Note 17 - Employee Benefit Plans
95	Note 18 - Accumulated Other Comprehensive Earnings (Loss)
96	Note 19 - Segment Information
99	Note 20 - Earnings per Share
99	Note 21 - Stockholders' Equity
100	Note 22 - Subsequent Events
100	Financial Statement Schedule - Schedule II, Valuation and Qualifying Accounts

 (All other schedules are not required and have been omitted)

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2023. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013).

Based on its assessment under the criteria set forth in Internal Control — Integrated Framework (2013), management concluded that, as of December 31, 2023, the Company's internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Dover Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Dover Corporation and its subsidiaries (the "Company") as of December 31, 2023 and 2022, and the related consolidated statements of earnings, of comprehensive earnings, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Goodwill Impairment Test

As described in Notes 1 and 9 to the consolidated financial statements, the Company’s consolidated goodwill balance was $4.882 billion as of December 31, 2023. Management performs a goodwill impairment test annually in the fourth quarter, or more frequently if events or circumstances indicate that goodwill may be impaired, when some portion but not all of a reporting unit is disposed of or classified as assets held for sale, or when a change in the composition of reporting units occurs for other reasons. The quantitative test compares the fair value of a reporting unit with its carrying amount, including goodwill. Management uses an income-based valuation method, determining the present value of estimated future cash flows, to estimate the fair value of a reporting unit. As disclosed by management, the significant assumptions in the fair value analysis of goodwill are the estimated future cash flows, which are primarily driven by forecasted revenue growth rates, EBITDA margins, and the discount rate. These assumptions are developed by management based on the reporting unit’s expected future performance, which considers historical performance.

The principal considerations for our determination that performing procedures relating to the goodwill impairment test is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the reporting units and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumption related to forecasted revenue growth rates for certain reporting units.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment test, including controls over the valuation of the reporting units. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the reporting units; (ii) evaluating the appropriateness of the income-based valuation method; (iii) testing the completeness and accuracy of underlying data used in the income-based valuation method; and (iv) evaluating the reasonableness of the significant assumption used by management related to forecasted revenue growth rates for certain reporting units. Evaluating the reasonableness of management’s assumption related to forecasted revenue growth rates for certain reporting units involved considering (i) the current and prior period performance of those reporting units and (ii) the consistency of those forecasted revenue growth rates with external market and/or industry data.

/s/	PricewaterhouseCoopers LLP
Chicago, Illinois
February 9, 2024

We have served as the Company's auditor since 1995.

DOVER CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)

	Years Ended December 31,
	2023	2022	2021
Revenue	$8,438,134	$8,508,088	$7,907,081
Cost of goods and services	5,353,501	5,444,532	4,937,295
Gross profit	3,084,633	3,063,556	2,969,786
Selling, general and administrative expenses	1,718,290	1,684,226	1,688,278
Operating earnings	1,366,343	1,379,330	1,281,508
Interest expense	131,305	116,456	106,319
Interest income	(13,496)	(4,430)	(4,441)
Gain on dispositions	—	—	(206,338)
Other income, net	(21,472)	(20,201)	(14,858)
Earnings before provision for income taxes	1,270,006	1,287,505	1,400,826
Provision for income taxes	213,178	222,129	277,008
Net earnings	$1,056,828	$1,065,376	$1,123,818

Net earnings per share:
Basic	$7.56	$7.47	$7.81
Diluted	$7.52	$7.42	$7.74

Weighted average shares outstanding:
Basic	139,848	142,681	143,923
Diluted	140,599	143,595	145,273

See Notes to Consolidated Financial Statements

DOVER CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands)

	Years Ended December 31,
	2023	2022	2021
Net earnings	$1,056,828	$1,065,376	$1,123,818
Other comprehensive earnings (loss), net of tax
Foreign currency translation adjustments:
Foreign currency translation gains (losses)	38,893	(119,010)	(39,819)
Reclassification of foreign currency translation losses to earnings	—	5,915	—
Total foreign currency translation adjustments (net of $10,438, $(17,824) and $(20,976) tax benefit (provision), respectively)	38,893	(113,095)	(39,819)
Pension and other post-retirement benefit plans:
Actuarial (losses) gains	(14,820)	(2,658)	26,960
Prior service (costs) credit	(53)	1,370	(1,433)
Amortization of actuarial (gains) losses included in net periodic pension cost	(1,982)	1,903	9,451
Amortization of prior service costs included in net periodic pension cost	852	888	1,023
Settlement and curtailment impact	2,831	3,688	1,167
Total pension and other post-retirement benefit plans (net of $3,569, $(2,230) and $(9,868) tax benefit (provision), respectively)	(13,172)	5,191	37,168
Changes in fair value of cash flow hedges:
Unrealized net gains (losses) arising during period	682	(535)	6,724
Net losses (gains) reclassified into earnings	1,954	(3,732)	(4,871)
Total cash flow hedges (net of $(778), $1,217 and $(532) tax (provision) benefit, respectively)	2,636	(4,267)	1,853
Other comprehensive earnings (loss), net of tax	28,357	(112,171)	(798)
Comprehensive earnings	$1,085,185	$953,205	$1,123,020

See Notes to Consolidated Financial Statements

DOVER CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$398,561	$380,868
Receivables, net	1,432,040	1,516,871
Inventories, net	1,225,452	1,366,608
Prepaid and other current assets	141,538	159,118
Assets held for sale	192,644	—
Total current assets	3,390,235	3,423,465
Property, plant and equipment, net	1,031,816	1,004,825
Goodwill	4,881,687	4,669,494
Intangible assets, net	1,483,913	1,333,735
Other assets and deferred charges	560,862	465,000
Total assets	$11,348,513	$10,896,519

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$468,282	$735,772
Accounts payable	958,542	1,068,144
Accrued compensation and employee benefits	272,507	269,785
Deferred revenue	211,292	256,933
Accrued insurance	86,174	92,876
Other accrued expenses	315,527	318,337
Federal and other income taxes	36,878	31,427
Liabilities held for sale	64,568	—
Total current liabilities	2,413,770	2,773,274
Long-term debt	2,991,759	2,942,513
Deferred income taxes	346,383	375,150
Noncurrent income tax payable	28,024	44,313
Other liabilities	461,972	474,903
Stockholders' equity:
Preferred stock - $100 par value; 100,000 shares authorized; none issued	—	—
Common stock - $1 par value; 500,000,000 shares authorized; 259,841,534 and 259,643,756 shares issued at December 31, 2023 and 2022	259,842	259,644
Additional paid-in capital	886,690	867,560
Retained earnings	10,995,624	10,223,070
Accumulated other comprehensive loss	(237,866)	(266,223)
Treasury stock, at cost: 119,945,271 and 119,945,271 shares at December 31, 2023 and 2022	(6,797,685)	(6,797,685)
Total stockholders' equity	5,106,605	4,286,366
Total liabilities and stockholders' equity	$11,348,513	$10,896,519

See Notes to Consolidated Financial Statements

DOVER CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except per share data)

	Common Stock $1 Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Loss)	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2020	$258,982	$868,882	$8,608,284	$(153,254)	$(6,197,121)	$3,385,773
Net earnings	—	—	1,123,818	—	—	1,123,818
Dividends paid ($1.99 per share)	—	—	(286,896)	—	—	(286,896)
Common stock issued for the exercise of share-based awards	475	(42,399)	—	—	—	(41,924)
Stock-based compensation expense	—	31,111	—	—	—	31,111
Common stock acquired	—	—	—	—	(21,637)	(21,637)
Other comprehensive loss, net of tax	—	—	—	(798)	—	(798)
Other	—	42	39	—	—	81
Balance at December 31, 2021	259,457	857,636	9,445,245	(154,052)	(6,218,758)	4,189,528
Net earnings	—	—	1,065,376	—	—	1,065,376
Dividends paid ($2.01 per share)	—	—	(287,551)	—	—	(287,551)
Common stock issued for the exercise of share-based awards	187	(14,824)	—	—	—	(14,637)
Stock-based compensation expense	—	30,821	—	—	—	30,821
Common stock acquired, including accelerated share repurchase program	—	(6,073)	—	—	(578,927)	(585,000)
Other comprehensive loss, net of tax	—	—	—	(112,171)	—	(112,171)
Balance at December 31, 2022	259,644	867,560	10,223,070	(266,223)	(6,797,685)	4,286,366
Net earnings	—	—	1,056,828	—	—	1,056,828
Dividends paid ($2.03 per share)	—	—	(284,297)	—	—	(284,297)
Common stock issued for the exercise of share-based awards	198	(12,335)	—	—	—	(12,137)
Stock-based compensation expense	—	31,465	—	—	—	31,465
Other comprehensive earnings, net of tax	—	—	—	28,357	—	28,357
Other	—	—	23	—	—	23
Balance at December 31, 2023	$259,842	$886,690	$10,995,624	$(237,866)	$(6,797,685)	$5,106,605
See Notes to Consolidated Financial Statements

DOVER CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2023	2022	2021
Operating Activities:
Net earnings	$1,056,828	$1,065,376	$1,123,818
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	317,463	307,538	290,123
Stock-based compensation	31,465	30,821	31,111
Gain on dispositions	—	—	(206,338)
Provision for losses on accounts receivable (net of recoveries)	2,881	5,552	5,053
Deferred income taxes	(99,286)	(28,138)	(48,322)
Employee benefit plan expense	5,679	3,096	11,897
Other, net	(12,385)	(18,218)	(7,368)
Cash effect of changes in assets and liabilities (excluding effects of acquisitions, dispositions and foreign exchange):
Accounts receivable	86,501	(209,021)	(201,540)
Inventories	145,451	(199,033)	(297,623)
Prepaid expenses and other assets	10,158	(3,494)	(14,303)
Accounts payable	(104,576)	15,422	229,334
Accrued compensation and employee benefits	4,222	(34,803)	65,482
Accrued expenses and other liabilities	(75,160)	(54,067)	60,734
Accrued taxes	(16,798)	(62,417)	88,190
Contributions to employee benefit plans	(16,098)	(12,890)	(14,383)
Net cash provided by operating activities	1,336,345	805,724	1,115,865
Investing Activities:
Additions to property, plant and equipment	(192,592)	(220,962)	(171,465)
Acquisitions, net of cash and cash equivalents acquired	(533,623)	(312,855)	(1,112,075)
Proceeds from sale of property, plant and equipment	4,234	6,061	7,070
Proceeds from dispositions	—	—	274,982
Other	(4,649)	(13,168)	8,735
Net cash used in investing activities	(726,630)	(540,924)	(992,753)
Financing Activities:
Change in commercial paper and other short-term borrowings, net	(267,490)	629,891	105,000
Dividends paid to stockholders	(284,297)	(287,551)	(286,896)
Repurchase of common stock, including payment under accelerated share repurchase program	—	(585,000)	(21,637)
Payments to settle employee tax obligations on exercise of share-based awards	(12,137)	(14,637)	(41,924)
Other	(4,132)	(2,968)	(4,423)
Net cash used in financing activities	(568,056)	(260,265)	(249,880)
Effect of exchange rate changes on cash and cash equivalents	(6,666)	(9,171)	(803)
Net increase (decrease) in cash and cash equivalents, including cash held for sale	34,993	(4,636)	(127,571)
Cash and cash equivalents at beginning of year	380,868	385,504	513,075
Cash and cash equivalents, including cash held for sale, at end of year	$415,861	$380,868	$385,504
Supplemental information - cash paid during the year for:
Income taxes	$332,192	$354,468	$233,631
Interest	126,704	112,469	102,139

	Years Ended December 31,
	2023	2022	2021
Cash and cash equivalents	$398,561	$380,868	$385,504
Cash and cash equivalents held for sale	17,300	—	—
Cash and cash equivalents, including cash held for sale	$415,861	$380,868	$385,504

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

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
Inventories

Inventories are stated at the lower of cost, determined on the first-in, first-out ("FIFO") basis, or net realizable value. As of December 31, 2022 and through the third quarter of 2023, approximately 4% of inventories were stated at the lower of cost, determined on the last-in, first-out ("LIFO") basis, or market. During the fourth quarter of 2023, the Company changed the method of accounting for these remaining LIFO inventories to FIFO. The Company believes the FIFO method is preferable because it better reflects the current value of inventories in the consolidated balance sheet and results in a uniform method across our businesses, which in turn provides more useful financial information to the Company's investors and creditors.

The change in accounting method, which was effected in the fourth quarter of 2023, did not have a material impact on any prior periods’ consolidated financial statements and therefore, the Company did not apply the change retrospectively. The cumulative effect of the change resulted in a fourth quarter pre-tax benefit of $14,448 ($10,796 after-tax) recognized as a reduction in costs of goods and services within the consolidated statement of earnings for the year ended December 31, 2023 and a corresponding increase in inventories within the consolidated balance sheet as of December 31, 2023.

Property, Plant and Equipment

Property, plant and equipment includes the historical cost of land, buildings, machinery and equipment, purchased and internally developed software, finance lease assets and significant improvements to existing plant and equipment or, in the case of acquisitions, the fair value of acquired assets. Expenditures for maintenance, repairs and minor renewals are expensed as incurred. When property or equipment is sold or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and the gain or loss realized on disposition is reflected in earnings. The Company depreciates its assets on a straight-line basis over their estimated useful lives as follows: buildings and improvements 5 to 31.5 years; machinery and equipment 3 to 15 years; furniture and fixtures 3 to 7 years; vehicles 3 to 7 years; and software 3 to 10 years.

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

The Company performs its goodwill impairment test annually in the fourth quarter. A quantitative test is used to determine existence of goodwill impairment and the amount of the impairment loss at the reporting unit level. The quantitative test compares the fair value of a reporting unit with its carrying amount, including goodwill. The Company uses an income-based valuation method, determining the present value of estimated future cash flows, to estimate the fair value of a reporting unit. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. Factors used in the impairment analysis require significant judgment, and actual results may differ from assumed and estimated amounts. The Company uses its own market assumptions including internal projections of future cash flows, discount rates and other assumptions considered reasonable

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
in the analysis and reflective of market participant assumptions. These forecasts are based on historical performance and future estimated results. The discount rates utilized are based on a capital asset pricing model and published relevant industry rates, which take into consideration the risks and uncertainties inherent to the reporting units and in the internally developed forecasts. See Note 9 — Goodwill and Other Intangible Assets for further discussion of the Company's annual goodwill impairment test and results. No impairment of goodwill was required for the years ended December 31, 2023, 2022, or 2021.

The Company uses an income-based valuation method to annually test its indefinite-lived intangible assets for impairment. The fair value of the intangible asset is compared to its carrying value. This method uses the Company's own market assumptions, which are considered reasonable. Any excess of carrying value over the estimated fair value is recognized as an impairment loss. No impairment of indefinite-lived intangible assets was required for the years ended December 31, 2023, 2022, or 2021.

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

Supply Chain Financing

The Company facilitates the opportunity for suppliers to participate in a voluntary supply chain financing ("SCF") program with a third-party financial institution. Participating suppliers are paid directly by the SCF financial institution and, in addition, may elect to sell receivables due from the Company to the SCF financial institution for early payment. Thus, participating suppliers have additional potential flexibility in managing their liquidity by accelerating, at their option and cost, the collection of receivables due from the Company.

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

Outstanding payments related to the SCF program are recorded within accounts payable in our consolidated balance sheets. As of December 31, 2023 and December 31, 2022, amounts due to the SCF financial institution were approximately $193,600 and $194,362, respectively.

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

Revenue Recognition

The majority of the Company's revenue is generated through the manufacture and sale of a broad range of specialized products and components, with revenue recognized upon transfer of control, title and risk of loss, which is generally upon shipment. Service revenue represents approximately 5% of total revenue and is recognized as the services are performed. In limited cases, revenue arrangements with customers require delivery, installation, testing, certification, or other acceptance provisions to be satisfied before revenue is recognized. The Company includes shipping costs billed to customers in revenue and the related shipping costs in cost of goods and services.

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

Research and Development Costs

Research and development costs, including qualifying engineering costs, are expensed when incurred and amounted to $153,111 in 2023, $163,300 in 2022 and $157,826 in 2021. These costs as a percent of revenue were 1.8% in 2023, 1.9% in 2022 and 2.0% in 2021. Research and development costs are reported within selling, general and administrative expenses in the consolidated statements of earnings.

Advertising Costs

Advertising costs are expensed when incurred and amounted to $23,860 in 2023, $25,905 in 2022 and $23,685 in 2021. Advertising costs are reported within selling, general and administrative expenses in the consolidated statements of earnings.

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

In December 2023, the FASB issued ASU No. 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands the disclosures required in an entity’s income tax rate reconciliation table and requires disclosure of income taxes paid both in U.S. and foreign jurisdictions. The amendments are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating this ASU to determine its impact on the Company's disclosures.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendment requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating this ASU to determine its impact on the Company's disclosures.

In October 2023, the FASB issued ASU No. 2023-06 Disclosure Improvements: Codification Amendments in Response to the Securities and Exchange Commission’s ("SEC") Disclosure Update and Simplification Initiative. The amendments in this update require modification of certain disclosure and presentation requirements for a variety of ASU topics in response to the SEC’s Release No. 33-10532. The effective date for each amended topic in the ASC is the date on which the SEC’s removal of the related disclosure requirement from Regulation S-X or Regulation S-K becomes effective. However, if by June 30, 2027, the SEC has not removed the related disclosure from its regulations, the amendments will be removed from the Codification and not become effective. Early adoption is prohibited. The Company does not expect the adoption of this standard to have a material impact on the Company's disclosures.

Recently Adopted Accounting Standards

In September 2022, the FASB issued ASU No. 2022-04 Liabilities-Supplier Finance Programs (Topic 405-50): Disclosure of Supplier Finance Program Obligations. The amendments in this update require a buyer in a supplier finance program to disclose information about the program's nature, activity during the period, changes from period to period, and potential magnitude. The Company adopted the guidance when it became effective on January 1, 2023, except for the rollforward requirement, which becomes effective January 1, 2024. The adoption did not have a material impact on the Company's consolidated financial statements. See required disclosure within the Supply Chain Financing section of Note 1 — Basis of Presentation.

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
Disaggregation of Revenue
Revenue from contracts with customers is disaggregated by segment and geographic location, as they best depict the nature and amount of the Company's revenue. See Note 19 — Segment Information for further details.
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

Approximately 95% of the Company's revenue is recognized at a point in time, rather than over time, as the Company completes its performance obligations. Specifically, revenue is recognized when control transfers to the customer, typically upon shipment or completion of installation, testing, certification, or other substantive acceptance provisions required under the contract. Approximately 5% of the Company's revenue is recognized over time and relates to the sale of equipment or services, including software solutions and services, in which the Company transfers control of a good or service over time and the customer simultaneously receives and consumes the benefits provided by the Company's performance as the Company performs, or the Company's performance creates or enhances an asset the customer controls as the asset is created or enhanced, or the Company's performance does not create an asset with an alternative use to the Company and the Company has an enforceable right to payment for its performance to date plus a reasonable margin.

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

Transaction Price Allocated to the Remaining Performance Obligations

At December 31, 2023, we estimated that $202,762 in revenue is expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. We expect to recognize approximately 48.2% of the Company's unsatisfied (or partially unsatisfied) performance obligations as revenue in 2024, with the remaining balance to be recognized in 2025 and thereafter.

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

Contract Balances

The following table provides information about contract assets and contract liabilities from contracts with customers:

	December 31, 2023	December 31, 2022	December 31, 2021
Contract assets	$19,561	$11,074	$11,440
Contract liabilities - current	211,292	256,933	227,549
Contract liabilities - non-current	19,544	19,879	21,513

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

The revenue recognized during 2023 and 2022 that was included in the contract liabilities at the beginning of the respective periods amounted to $238,842 and $196,891, respectively.

Contract Costs

Costs incurred to obtain a customer contract are not material to the Company. The Company elected to apply the practical expedient to not capitalize contract costs to obtain contracts with a duration of one year or less, which are expensed and included within cost of goods and services in the consolidated statements of earnings.

3. Acquisitions

2023 Acquisitions

During the year ended December 31, 2023, the Company acquired two businesses in separate transactions for total consideration of $535,290, net of cash acquired and inclusive of contingent consideration. These businesses were acquired to complement and expand upon existing operations within the Pumps & Process Solutions and Climate & Sustainability Technologies segments. The goodwill recorded as a result of these acquisitions represents the economic benefits expected to be derived from product line expansions and operational synergies. Goodwill of $224,771 is deductible for income tax purposes and $2,990 is non-deductible for income tax purposes for these acquisitions.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
FW Murphy

On December 4, 2023, the Company acquired 100% of the assets, and assumed certain liabilities, of the FW Murphy Production Controls business ("FW Murphy"), a provider of control and optimization solutions for the reciprocating compression industry, for $526,457. The FW Murphy acquisition strengthens the Company's position in compression technologies for natural gas and clean energy applications, and adds complementary offerings within the Pumps & Process Solutions segment. In connection with this acquisition, the Company recorded goodwill of $224,771 and intangible assets of $254,000 for customer intangibles, $11,100 for unpatented technology and $10,400 for trademarks. The fair value for customer intangibles at the acquisition date was determined using the multi-period excess earnings method under the income approach. The fair value measurements of intangible assets are based on significant unobservable inputs, and thus represent Level 3 inputs. Significant assumptions used in assessing the fair values of intangible assets include discounted future cash flows, customer attrition rates and discount rates. The fair values of the assets acquired and liabilities assumed are based on preliminary estimates and assumptions. These preliminary estimates and assumptions could change significantly during the measurement period as the Company finalizes the valuations of the assets acquired and liabilities assumed.

The following presents the preliminary allocation of purchase price to the assets acquired and liabilities assumed in the FW Murphy acquisition, based on their estimated fair values at acquisition date:

Total
Current assets	$26,564
Goodwill	224,771
Intangible assets	275,500
Other assets and deferred charges	9,508
Current liabilities	(1,316)
Non-current liabilities	(8,570)
Net assets acquired	$526,457

Other Acquisitions

On August 28, 2023, the Company acquired 100% of the equity interests in the Arc Pacific group ("Arc Pacific"), a global supplier of can washers, dry-off, pin and internal bake ovens for the metal packaging industry, for $8,833, net of cash acquired and including contingent consideration. The Arc Pacific acquisition extends the Company's reach into can processing equipment production within the Climate & Sustainability Technologies segment. In connection with this acquisition, the Company recorded goodwill of $2,990 and intangible assets of $7,670, primarily related to customer intangibles.

The amounts assigned to goodwill and major intangible asset classifications for all 2023 acquisitions were as follows:

	Amount allocated	Useful life (in years)
Goodwill	$224,771	na
Goodwill - non-deductible	2,990	na
Customer intangibles	259,700	9	-	15
Unpatented technology	12,510	7	-	8
Trademarks	10,960	15
	$510,931

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
2022 Acquisitions

During the year ended December 31, 2022, the Company acquired three businesses in separate transactions for total consideration of $309,504, net of cash acquired and inclusive of measurement period adjustments. Of these transactions, one includes additional consideration contingent on achieving certain financial performance targets. These businesses were acquired to complement and expand upon existing operations within the Pumps & Process Solutions segment. The goodwill recorded as a result of these acquisitions represents the economic benefits expected to be derived from product line expansions and operational synergies. The goodwill is non-deductible for income tax purposes for these acquisitions.

Malema

On July 1, 2022, the Company acquired 99.7% of the equity interests in Malema Engineering Corporation and its related foreign entities ("Malema"), a designer and manufacturer of flow measurement and control instruments serving customers in the biopharmaceutical, semiconductor and industrial sectors, for $223,462, net of cash acquired and inclusive of the impact of measurement period adjustments discussed below, subject to contingent consideration. During the fourth quarter of 2022, the Company acquired the remaining 0.3% of equity interests in Malema. The Malema acquisition expands the Company's biopharma single-use production offering within the Pumps & Process Solutions segment. The contingent consideration is based upon meeting certain financial performance targets by March 31, 2024 with a maximum potential payout of $50,000. As of December 31, 2023, the estimated payout is zero as no payment is expected to be required. In connection with this acquisition, the Company recorded goodwill of $153,082 and intangible assets of $64,000 for customer intangibles, $16,000 for patents, and $4,000 for trademarks. The fair value for customer intangibles at the acquisition date was determined using the multi-period excess earnings method under the income approach. The fair value measurements of intangible assets are based on significant unobservable inputs, and thus represent Level 3 inputs. Significant assumptions used in assessing the fair values of intangible assets include discounted future cash flows, customer attrition rates and discount rates. During the year ended December 31, 2023 the Company recorded measurement period adjustments primarily related to its treatment of certain liabilities. These adjustments are based on facts and circumstances that existed, but were not known, as of the acquisition date which resulted in an increase in goodwill of $1,381.

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

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Other acquisitions

On December 14, 2022, the Company acquired 100% of the equity interests in Witte Pumps & Technology GmbH ("Witte"), a manufacturer of precision gear pumps, for $77,942, net of cash acquired. The Witte acquisition expands the Company's reach into gear pump manufacturing and associated spare parts and services for the chemical, plastics and polymer processing, food and beverage, and pharmaceutical industries within the Pumps & Process Solutions segment. In connection with this acquisition, the Company recorded goodwill of $41,779 and intangible assets of $34,812, primarily related to customer intangibles. The Company recorded measurement period adjustments primarily related to current assets. These adjustments are based on facts and circumstances that existed, but were not known, as of the acquisition date which resulted in a decrease in goodwill of $3,749.

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

The following presents, for the two acquisitions other than Malema, the allocation of purchase price to the assets acquired and liabilities assumed, based on their estimated fair values at acquisition date:

Total
Current assets, net of cash acquired	$28,435
Property, plant and equipment	4,222
Goodwill	43,682
Intangible assets	40,437
Other assets and deferred charges	3,580
Current liabilities	(19,172)
Non-current liabilities	(15,142)
Net assets acquired	$86,042

The amounts assigned to goodwill and major intangible asset classifications for all 2022 acquisitions were as follows:

	Amount allocated	Useful life (in years)
Goodwill - non-deductible	$196,764	na
Customer intangibles	90,742	10	-	15
Patents	16,000	10
Unpatented technology	10,302	8
Trademarks	7,393	15
	$321,201

2021 Acquisitions

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

On July 23, 2021, the Company acquired 100% of the voting stock of CDS Visual, Inc. ("CDS Visual"), a provider of 3D visualization solutions tailored for industrial applications, for $29,147, net of cash acquired. The CDS Visual acquisition extends the Company's reach of customer-facing digital capabilities within the Engineered Products segment. In connection with this acquisition, the Company recorded goodwill of $20,863 and intangible assets of $9,930, primarily related to technology.

On June 24, 2021, the Company acquired 100% of the voting stock of Blue Bite LLC ("Blue Bite"), a provider of consumer engagement and brand protection software solutions, for $30,143, net of cash acquired and including contingent consideration. The Blue Bite acquisition strengthens the Company's offering of product traceability and authentication solutions within the Imaging & Identification segment. In connection with this acquisition, the Company recorded goodwill of $20,458 and intangible assets of $13,250, primarily related to technology.

On June 23, 2021, the Company acquired 100% of the voting stock of Quantex Arc Limited ("Quantex"), a provider of single-use, recyclable pumps, for $23,747, net of cash acquired and including contingent consideration. The Quantex acquisition enhances the offering of single-use pumps for biopharma and other hygienic applications within the Pumps & Process Solutions segment. In connection with this acquisition, the Company recorded goodwill of $14,327 and intangible assets of $11,034, primarily related to patented technology.

On April 19, 2021, the Company acquired 100% of the voting stock of AvaLAN Wireless Systems Incorporated ("AvaLAN"), a provider of secure wireless communications solutions for the convenience and fuel retail industry, for $34,144, net of cash acquired. The AvaLAN acquisition extends the Company's reach into the systems and software offering within the Clean Energy & Fueling segment. In connection with this acquisition, the Company recorded goodwill of $26,803 and intangible assets of $14,630, primarily related to customer intangibles.

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
	$1,023,865

Pro forma Information (Unaudited)

The following unaudited pro forma results of operations reflect the 2021 acquisitions of RegO and Acme Cryogenics as if they had occurred on January 1, 2021. The pro forma information is not necessarily indicative of the results that actually would have occurred, nor does it indicate future operating results of the combined companies. The pro forma earnings are adjusted to reflect the comparable impact of additional depreciation and amortization expense, net of tax, resulting from the fair value measurement of tangible and intangible assets; nonrecurring acquisition-related costs, net of tax, of $5,855; and inventory step-up charges, net of tax, of $15,082. These unaudited pro forma adjustments are based upon purchase price allocations. The actual revenues and earnings for RegO and Acme Cryogenics from the date of acquisition on December 28, 2021 and December 16, 2021, respectively, to December 31, 2021 were not material.

Year Ended December 31, 2021
Revenue:
As reported	$7,907,081
Pro forma (unaudited)	8,163,185
Earnings:
As reported	$1,123,818
Pro forma (unaudited)	1,145,106

The pro forma results for the remaining seven acquisitions in 2021, as well as the acquisitions in 2022 and 2023 are not presented as they are not considered material.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
4. Dispositions

Management evaluates Dover's businesses periodically for their strategic fit within its operations and may from time to time sell or discontinue certain operations for various reasons.

2023

On October 11, 2023, the Company entered into a definitive agreement to sell De-Sta-Co, an operating company within the Engineered Products segment, for approximately $680,000 enterprise value, subject to customary post-closing adjustments. The transaction is expected to close in the first quarter of 2024, subject to customary closing conditions, including receipt of regulatory approvals. De-Sta-Co met the criteria to be classified as held for sale beginning September 30, 2023. The Company classified De-Sta-Co's assets and liabilities separately as current assets and current liabilities held for sale within the consolidated balance sheets as of December 31, 2023. The Company had no assets or liabilities classified as held for sale as of December 31, 2022.

The following table presents the assets and liabilities associated with the De-Sta-Co business classified as held for sale as of December 31, 2023.

December 31, 2023
Assets held for sale
Cash and cash equivalents	$17,300
Receivables, net	30,442
Inventories, net	46,159
Property, plant and equipment, net	21,035
Goodwill	58,897
Other assets held for sale	18,811
Total assets held for sale	$192,644

Liabilities held for sale
Accounts payable	$20,080
Accrued expenses and deferred revenue	17,000
Other liabilities held for sale	27,488
Total liabilities held for sale	$64,568

The sale does not represent a strategic shift that will have a major effect on the Company's operations and financial results and, therefore, did not qualify for presentation as a discontinued operation.

There was one additional immaterial disposition in 2023.

2022

There was one immaterial disposition in 2022.

2021

On December 1, 2021, the Company completed the sale of UB, a wholly owned subsidiary of the Company within the Climate & Sustainability Technologies segment. The Company recognized total consideration of $229,024. This sale resulted in a pre-tax gain on disposition of $181,615 included within the consolidated statements of earnings for the year ended December 31, 2021. The sale did not represent a strategic shift that had a major effect on operations and financial results and, therefore, did not qualify for presentation as a discontinued operation.

On November 16, 2021, the Company disposed RWB, an equity method investment within the Engineered Products segment for a total consideration of $45,958, resulting in a recognized gain of $24,723 included within the consolidated statements of earnings for the year ended December 31, 2021.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

5. Inventories, net

	December 31, 2023	December 31, 2022
Raw materials	$696,220	$812,066
Work in progress	223,655	230,865
Finished goods	425,561	458,881
Subtotal	1,345,436	1,501,812
Less reserves	(119,984)	(135,204)
Total	$1,225,452	$1,366,608

At December 31, 2022, approximately 4%, of the Company's total inventories were accounted for using the LIFO method. During the fourth quarter of 2023, the Company changed the method of accounting for the inventories previously accounted for under LIFO to FIFO. As of December 31, 2023 no inventories are accounted for under the LIFO method. See Note 1 — Description of Business and Summary of Significant Accounting Policies.

6. Property, Plant and Equipment, net

	December 31, 2023	December 31, 2022
Land	$66,443	$62,495
Buildings and improvements	640,654	620,500
Machinery, equipment and other	1,944,470	1,895,502
Property, plant and equipment, gross	2,651,567	2,578,497
Accumulated depreciation	(1,619,751)	(1,573,672)
Property, plant and equipment, net	$1,031,816	$1,004,825

Depreciation expense totaled $157,347, $148,910 and $147,309 for the years ended December 31, 2023, 2022 and 2021, respectively.

7. Leases

The Company's ROU assets and lease liabilities are discussed in detail in Note 1 — Description of Business and Summary of Significant Accounting Policies.

The components of lease costs were as follows:

	Years Ended December 31,
	2023	2022	2021
Operating Lease Costs:
Fixed	$58,665	$53,428	$54,397
Variable	8,318	7,512	6,281
Short-term	22,392	22,097	17,847
Total(1)	$89,375	$83,037	$78,525
(1) Finance lease cost and sublease income were immaterial.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
Supplemental cash flow information related to leases was as follows:

	Years Ended December 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$58,846	$54,268	$55,921
Operating cash flows for finance leases	318	335	357
Financing cash flows for finance leases	3,231	2,917	3,073
Total	$62,395	$57,520	$59,351
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$50,997	$57,190	$47,666
Financing leases	3,539	3,149	2,016
Total	$54,536	$60,339	$49,682

Supplemental balance sheet information related to leases were as follows:

	December 31, 2023	December 31, 2022
Operating Leases
Right-of-use assets:
Other assets and deferred charges	$209,729	$197,058

Lease liabilities:
Other accrued expenses	$48,790	$42,649
Other liabilities	172,983	165,741
Total operating lease liabilities	$221,773	$208,390

Finance Leases
Right-of-use assets:
Property, plant and equipment, net (1)	$7,992	$7,846

Lease liabilities:
Other accrued expenses	$3,070	$2,554
Other liabilities	5,897	6,189
Total finance lease liabilities	$8,967	$8,743
(1) Finance lease right-of-use assets are recorded net of accumulated depreciation of $10,302 and $8,017 for the years ended December 31, 2023 and December 31, 2022, respectively.

The aggregate future lease payments for operating and finance leases as of December 31, 2023 were as follows:

	Operating	Finance
2024	$55,883	$3,397
2025	46,650	2,885
2026	34,209	2,249
2027	28,089	1,222
2028	21,688	118
Thereafter	76,345	26
Total lease payments	262,864	9,897
Less interest	(41,091)	(930)
Present value of lease liabilities	$221,773	$8,967

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
Average lease terms and discount rates were as follows:

	December 31, 2023	December 31, 2022	December 31, 2021
Weighted-average remaining lease term (years)
Operating leases	7.2	7.8	5.8
Finance leases	3.0	3.6	4.2
Weighted-average discount rate
Operating leases	4.0%	3.5%	2.7%
Finance leases	3.9%	3.4%	3.4%

8. Credit Losses

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

	2023	2022	2021
Balance at January 1	$39,399	$40,126	$40,474
Provision for expected credit losses, net of recoveries	2,881	5,552	5,053
Amounts written off charged against the allowance	(10,395)	(4,462)	(5,307)
Other, including dispositions and foreign currency translation	(373)	(1,817)	(94)
Balance at December 31	$31,512	$39,399	$40,126

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
9. Goodwill and Other Intangible Assets

Goodwill
The changes in the carrying value of goodwill by reportable operating segments were as follows:

	Engineered Products	Clean Energy & Fueling	Imaging & Identification	Pumps & Process Solutions	Climate & Sustainability Technologies	Total
Goodwill	$733,874	$1,427,691	$1,106,202	$852,809	$508,807	$4,629,383
Accumulated impairment loss (1)	(10,591)	—	—	(59,970)	—	(70,561)
Balance at January 1, 2022	723,283	1,427,691	1,106,202	792,839	508,807	4,558,822
Acquisitions	—	—	—	200,513	—	200,513
Measurement period adjustments	(286)	2,432	(1,544)	968	—	1,570
Foreign currency translation	(10,455)	(38,705)	(26,399)	(14,785)	(1,067)	(91,411)
Balance at December 31, 2022	712,542	1,391,418	1,078,259	979,535	507,740	4,669,494
Acquisitions	—	—	—	224,771	2,990	227,761
Measurement period adjustments	—	—	—	(5,103)	—	(5,103)
Held for sale	(58,897)	—	—	—	—	(58,897)
Foreign currency translation	5,736	17,884	14,701	9,368	743	48,432
Balance at December 31, 2023	$659,381	$1,409,302	$1,092,960	$1,208,571	$511,473	$4,881,687
(1) Accumulated impairment loss as of December 31, 2023 is not subject to foreign currency translation.

During 2023 and 2022, the Company recognized additions of $227,761 and $200,513, respectively, to goodwill as a result of acquisitions as discussed in Note 3 — Acquisitions. During the year ended December 31, 2023, the Company recorded measurement period adjustments that decreased goodwill by $5,103, principally related to working capital adjustments for 2022 acquisitions within the Pumps & Process Solutions segment. As noted in Note 4 — Dispositions, the Company classified De-Sta-Co's assets and liabilities separately as current assets and current liabilities held for sale within the consolidated balance sheets as of December 31, 2023. As a result, the Engineered Products segment goodwill balance was reduced by $58,897. There were no dispositions of goodwill during 2023 or 2022.

Annual impairment testing

The Company tests goodwill for impairment annually in the fourth quarter of each year, whenever events or circumstances indicate an impairment may have occurred, or when a change in the composition of reporting units occurs for other reasons, such as a change in segments.

The Company performed its annual goodwill impairment test during the fourth quarter of 2023 using a discounted cash flow analysis as discussed in Note 1 — Description of Business and Summary of Significant Accounting Policies. The Company performed a quantitative goodwill impairment test for each of its reporting units, concluding that the fair values of all of its reporting units were in excess of their carrying values. No impairment of goodwill was required. The discounted cash flow analysis includes management's current assumptions as to future cash flows and long-term growth rates. The discount rates utilized are based on a capital asset pricing model and published relevant industry rates, which take into consideration the risks and uncertainties inherent to the reporting units and in the internally developed forecasts. The discount rate used in the 2023 reporting unit valuations was 10.6%. Further, the Company assessed the current market capitalization, forecasts and the amount of headroom in the 2023 impairment test.

While the Company believes the assumptions used in the 2023 impairment analysis are reasonable and representative of expected results, actual results may differ from expectations.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
Intangible Assets
The Company's definite-lived and indefinite-lived intangible assets by major asset class were as follows:

	December 31, 2023			December 31, 2022
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Customer intangibles	$2,138,788	$1,094,053	$1,044,735	$1,881,402	$996,947	$884,455
Trademarks	274,711	147,212	127,499	265,466	132,791	132,675
Patents	206,871	142,719	64,152	219,199	146,337	72,862
Unpatented technologies	277,198	159,148	118,050	257,428	137,750	119,678
Distributor relationships	82,031	63,343	18,688	79,622	57,299	22,323
Other	24,211	10,053	14,158	46,880	41,682	5,198
Total	3,003,810	1,616,528	1,387,282	2,749,997	1,512,806	1,237,191
Unamortized intangible assets:
Trademarks	96,631	—	96,631	96,544	—	96,544
Total intangible assets, net	$3,100,441	$1,616,528	$1,483,913	$2,846,541	$1,512,806	$1,333,735

The Company recorded $283,170 of acquired intangible assets in 2023. See Note 3 — Acquisitions for further information. In addition, during the year ended December 31, 2023, the Company acquired certain intellectual property assets through an immaterial asset acquisition. These assets were classified as unpatented technologies and included in the Imaging & Identification segment.

For the years ended December 31, 2023, 2022 and 2021, amortization expense was $160,116, $158,628 and $142,814 respectively. Amortization expense is primarily comprised of acquisition-related intangible amortization.

Estimated future amortization expense related to intangible assets held at December 31, 2023 for the next five years is as follows:

Estimated Amortization
2024	$173,935
2025	170,536
2026	161,908
2027	158,340
2028	126,227

10. Other Accrued Expenses and Other Liabilities

The following table details the major components of other accrued expenses:

	December 31, 2023	December 31, 2022
Operating lease liabilities	$48,790	$42,649
Accrued rebates and volume discounts	43,941	47,660
Warranty	43,747	43,351
Taxes other than income	31,439	33,782
Restructuring and exit costs	21,759	14,510
Accrued interest	20,723	20,591
Accrued commissions (non-employee)	15,370	15,808
Other	89,758	99,986
Total other accrued expenses	$315,527	$318,337

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

The following table details the major components of other liabilities (non-current):

	December 31, 2023	December 31, 2022
Operating lease liabilities	$172,983	$165,741
Defined benefit and other post-retirement benefit plans	86,066	92,630
Deferred compensation	79,268	82,479
Unrecognized tax benefits	27,307	34,361
Legal and environmental	26,991	30,139
Deferred revenue	19,544	19,879
Warranty	7,117	5,098
Other	42,696	44,576
Total other liabilities	$461,972	$474,903

Warranty
Estimated warranty program claims are provided for at the time of sale. Amounts provided for are based on historical costs and adjusted for new claims. The changes in the carrying amount of product warranties were as follows:

	Years Ended December 31,
	2023	2022	2021
Beginning Balance, January 1,	$48,449	$48,568	$51,088
Provision for warranties	65,003	60,758	67,212
Settlements made	(62,911)	(59,612)	(65,498)
Other adjustments, including acquisitions and currency translation	323	(1,265)	(4,234)
Ending Balance, December 31	$50,864	$48,449	$48,568

11. Restructuring Activities

The Company's restructuring charges by segment as follows:

	Years Ended December 31,
	2023	2022	2021
Engineered Products	$9,510	$3,194	$9,507
Clean Energy & Fueling	20,336	9,571	3,609
Imaging & Identification	5,918	4,702	4,589
Pumps & Process Solutions	7,686	4,685	1,911
Climate & Sustainability Technologies	4,541	6,007	5,068
Corporate	2,444	2,321	2,021
Total	$50,435	$30,480	$26,705
These amounts are classified in the consolidated statements of earnings as follows:
Cost of goods and services	$19,352	$6,855	$12,895
Selling, general and administrative expenses	31,083	23,625	13,810
Total	$50,435	$30,480	$26,705

The restructuring expenses of $50,435 incurred during the year ended December 31, 2023 were primarily related to headcount reductions and exit costs in the Clean Energy & Fueling, Engineered Products and Pumps & Process Solutions segments. These restructuring programs were initiated in 2022 and 2023 and were undertaken in light of current market conditions. The expected costs related to these announced restructuring programs have been incurred primarily through 2023. However, the Company will continue to make proactive adjustments to its cost structure to align with current demand trends and additional programs, beyond the scope of the announced programs, may be implemented during 2024 with related restructuring charges.

Restructuring expenses incurred in 2022 and 2021 also included headcount reductions, exit costs, asset charges related to a product line exit, and substantial liquidation of businesses in certain Latin America countries.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

The Company's severance and exit accrual activities were as follows:

	Severance	Exit	Total
Balance at January 1, 2021	$10,547	$4,366	$14,913
Restructuring charges	11,561	15,144	26,705
Payments	(10,951)	(6,171)	(17,122)
Other, including foreign currency translation	(427)	(10,272)	(10,699)
Balance at December 31, 2021	10,730	3,067	13,797
Restructuring charges	15,388	15,092	30,480
Payments	(13,975)	(8,159)	(22,134)
Other, including foreign currency translation	(136)	(7,497)	(7,633)
Balance at December 31, 2022	12,007	2,503	14,510
Restructuring charges	37,433	13,002	50,435
Payments	(31,364)	(9,945)	(41,309)
Other, including foreign currency translation	570	(2,447)	(1,877)
Balance at December 31, 2023	$18,646	$3,113	$21,759

The restructuring accrual balances at December 31, 2023 primarily reflect restructuring plans initiated during the year.

12. Borrowings

Borrowings consist of the following:

	December 31, 2023	December 31, 2022
Short-term
Commercial paper	$467,600	$734,936
Other	682	836
Short-term borrowings	$468,282	$735,772

During the year ended December 31, 2023, commercial paper borrowings decreased $267,336. The borrowings outstanding under the commercial paper program had a weighted average annual interest rate of 5.51% and 4.61% as of December 31, 2023 and December 31, 2022, respectively.

		Carrying amount (1)
	Principal	December 31, 2023	December 31, 2022
Long-term
3.15% 10-year notes due November 15, 2025	$400,000	$398,737	$398,063
1.25% 10-year notes due November 9, 2026 (euro-denominated)	€600,000	657,628	631,522
0.750% 8-year notes due November 4, 2027 (euro denominated)	€500,000	547,342	525,654
6.65% 30-year debentures due June 1, 2028	$200,000	199,557	199,456
2.950% 10-year notes due November 4, 2029	$300,000	297,787	297,408
5.375% 30-year debentures due October 15, 2035	$300,000	297,058	296,808
6.60% 30-year notes due March 15, 2038	$250,000	248,392	248,279
5.375% 30-year notes due March 1, 2041	$350,000	345,258	344,982
Other		—	341
Total long-term debt		$2,991,759	$2,942,513
(1) Carrying amount is net of unamortized debt discount and deferred debt issuance costs. Total unamortized debt discounts were $10.9 million and $12.7 million as of December 31, 2023 and December 31, 2022, respectively. Total deferred debt issuance costs were $8.9 million and $10.7 million as of December 31, 2023 and December 31, 2022, respectively.

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

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

On April 6, 2023, the Company entered into new $1.0 billion five-year and $500.0 million 364-day unsecured revolving credit facilities ("Credit Agreements") with a syndicate of banks. The new five-year credit facility replaced the previous $1 billion five-year unsecured revolving credit facility, which was set to expire on October 4, 2024 and was terminated by the Company upon execution of the new five-year credit facility. The lenders' commitments under the five-year and 364-day Credit Agreements will terminate and the loans under the Credit Agreements will mature on April 6, 2028 and April 4, 2024, respectively. The Company may elect to extend the maturity date of any loans under the 364-day credit facility until April 4, 2025, subject to conditions specified therein. The Credit Agreements are designated as a liquidity back-stop for the Company's commercial paper program, which was upsized from $1.0 billion to $1.5 billion during the second quarter of 2023, and also are available for general corporate purposes. At the Company's election, loans under the Credit Agreements will bear interest at a base rate plus an applicable margin. The Credit Agreements require the Company to pay facility fees and impose various restrictions on the Company such as, among other things, a requirement to maintain a minimum interest coverage ratio of consolidated EBITDA to consolidated net interest expense of not less than 3.0 to 1. As of December 31, 2023 and December 31, 2022, there were no outstanding borrowings under the new Credit Agreements or the previous five-year credit facility.

The Company was in compliance with all covenants in the Credit Agreements and other long-term debt covenants at December 31, 2023 and had an interest coverage ratio of consolidated EBITDA to consolidated net interest expense of 14.5 to 1.

As of December 31, 2023, the future maturities of long-term debt were as follows:

Future Maturities
2024	$—
2025	400,000
2026	660,866
2027	550,721
2028	200,000
2029 and thereafter	1,200,000
Total	$3,011,587

Letters of Credit and other Guarantees

As of December 31, 2023, the Company had approximately $180.0 million outstanding in letters of credit, surety bonds, and performance and other guarantees which primarily expire on various dates through 2031. These letters of credit and bonds are primarily issued as security for insurance, warranty and other performance obligations. In general, we would only be liable for the amount of these guarantees in the event of default in the performance of our obligations, the probability of which is believed to be remote.

13. Financial Instruments

Derivatives

The Company is exposed to market risk for changes in foreign currency exchange rates due to the global nature of its operations and certain commodity risks. In order to manage these risks, the Company has hedged portions of its forecasted sales and purchases, which occur within the next twelve months that are denominated in non-functional currencies, with currency forward contracts designated as cash flow hedges. At December 31, 2023 and 2022, the Company had contracts with total notional amounts of $171,425 and $184,565, respectively, to exchange currencies, principally euro, pound sterling, Swedish krona, Canadian dollar, Chinese yuan, and Swiss franc. The Company believes it is probable that all forecasted cash flow transactions will occur.

In addition, the Company had outstanding contracts with a total notional amount of $84,867 and $102,509 as of December 31, 2023 and December 31, 2022, respectively, that are not designated as hedging instruments. These instruments are used to reduce the Company's exposure for operating receivables and payables that are denominated in non-functional currencies. Gains and losses on these contracts are recorded in other income, net in the consolidated statements of earnings.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
The following table sets forth the fair values of derivative instruments held by the Company as of December 31, 2023 and 2022 and the balance sheet lines in which they are recorded:

	Fair Value Asset (Liability)
	December 31, 2023	December 31, 2022	Balance Sheet Caption
Foreign currency forward	$1,675	$944	Prepaid and other current assets
Foreign currency forward	(874)	(2,760)	Other accrued expenses

For a cash flow hedge, the change in estimated fair value of a hedging instrument is recorded in accumulated other comprehensive earnings (loss), net of tax as a separate component of the consolidated statements of stockholders' equity and is reclassified into revenues or cost of goods and services in the consolidated statements of earnings during the period in which the hedged transaction is settled. The amount of gains or losses from hedging activity recorded in earnings is not significant and the amount of unrealized gains and losses from cash flow hedges that are expected to be reclassified to earnings in the next twelve months, is not significant; therefore, additional tabular disclosures are not presented. There are no amounts excluded from the assessment of hedge effectiveness, and the Company's derivative instruments that are subject to credit risk contingent features were not significant.

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

Amounts recognized in other comprehensive earnings for the gains (losses) on net investment hedges were as follows:

	2023	2022	2021
(Loss) gain on euro-denominated debt	$(45,805)	$80,301	$94,003
Tax benefit (expense)	10,438	(17,824)	(20,976)
Net (loss) gain on net investment hedges, net of tax	$(35,367)	$62,477	$73,027
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

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
	Level 2	Level 2
Assets:
Foreign currency cash flow hedges	$1,675	$944
Liabilities:
Foreign currency cash flow hedges	874	2,760

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

The estimated fair value of long-term debt at December 31, 2023 and 2022 was $2,950,401 and $2,786,862, respectively. The estimated fair value of long-term debt is based on quoted market prices for similar instruments and is, therefore, classified as Level 2 within the fair value hierarchy.

The carrying values of cash and cash equivalents, trade receivables, accounts payable and short-term borrowings approximate their fair values as of December 31, 2023 and 2022 due to the short-term nature of these instruments.

14. Income Taxes

Income taxes have been based on the following components of earnings before provision for income taxes in the consolidated statements of earnings:

	Years Ended December 31,
	2023	2022	2021
Domestic	$755,429	$731,796	$835,773
Foreign	514,577	555,709	565,053
Total	$1,270,006	$1,287,505	$1,400,826

Income tax expense (benefit) for the years ended December 31, 2023, 2022 and 2021 is comprised of the following:

	Years Ended December 31,
	2023	2022	2021
Current:
U.S. federal	$143,294	$106,768	$150,990
State and local	18,873	1,450	28,106
Foreign	143,216	140,696	154,147
Total current	305,383	248,914	333,243
Deferred:
U.S. federal	(28,471)	(4,760)	(14,143)
State and local	4,047	303	3,165
Foreign	(67,781)	(22,328)	(45,257)
Total deferred	(92,205)	(26,785)	(56,235)
Total expense	$213,178	$222,129	$277,008

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
Differences between the effective income tax rate and the U.S. federal income statutory tax rate are as follows:

	Years Ended December 31,
	2023	2022	2021
U.S. federal income tax rate	21.0%	21.0%	21.0%
State and local taxes, net of federal income tax benefit	1.6	1.6	1.8
Foreign operations tax effect	0.4	0.1	(0.2)
Foreign-derived intangible income	(1.3)	(1.3)	(0.8)
Share awards	(0.4)	(0.2)	(0.8)
Withholding tax	2.4	0.1	0.1
Change in valuation allowance	(5.5)	(0.7)	—
Dispositions	—	—	0.3
Audit resolutions	(0.6)	(3.2)	(1.4)
Other	(0.8)	(0.1)	(0.2)
Effective tax rate	16.8%	17.3%	19.8%

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows:

	December 31, 2023	December 31, 2022
Deferred Tax Assets:
Accrued compensation, postretirement and other employee benefits	$46,068	$46,008
Accrued expenses	20,154	20,608
Net operating loss and other carryforwards	326,437	317,186
Inventories	28,729	30,569
Allowance for credit losses	7,679	9,224
Accrued insurance	4,574	3,978
Long-term liabilities, warranty and environmental costs	1,864	2,851
Lease obligations	55,634	47,887
Capitalized research and development	54,397	26,548
Total gross deferred tax assets	545,536	504,859
Valuation allowance	(209,931)	(271,203)
Total deferred tax assets, net of valuation allowances	$335,605	$233,656
Deferred Tax Liabilities:
Intangible assets	$(405,504)	$(417,809)
Property, plant and equipment	(78,668)	(82,658)
Lease right-of-use assets	(52,769)	(45,202)
Other liabilities	(34,642)	(27,447)
Total deferred tax liabilities	(571,583)	(573,116)
Net deferred tax liability	$(235,978)	$(339,460)

Classified as follows in the Consolidated Balance Sheets:
Other assets and deferred charges	$110,405	$35,690
Deferred income taxes	(346,383)	(375,150)
	$(235,978)	$(339,460)

As of December 31, 2023, the Company has $271,255 of deferred tax assets recorded related to non-U.S. tax loss carryforwards primarily resulting from non-operating activities and tax credit carryforwards. The non-U.S. losses and credits as of December 31, 2023 are available to be carried forward, with $59,816 expiring during the years 2024 through 2043, and the remaining $211,439 carried forward indefinitely.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
As of December 31, 2023, the Company has $55,182 of deferred tax assets recorded related to U.S. federal and state tax loss and tax credit carryforwards. The U.S. federal and state tax losses and credits as of December 31, 2023 are available to be carried forward, with $52,206 expiring during the years 2024 through 2043, and the remaining $2,976 carried forward indefinitely.

The Company maintains valuation allowances by jurisdiction against the deferred tax assets related to certain of these carryforwards for which it is more likely than not that some portion or all will not be realized. For the year ended December 31, 2023, the Company recorded a net valuation allowance release of $69,716 against non-U.S. tax loss carryforwards mainly related to an internal reorganization on the basis of management’s reassessment of the amount of its deferred tax assets that are more likely than not to be realized.

In 2023, the Company recorded $30,413 of withholding taxes on current and future distributions from certain foreign subsidiaries. If management decides to repatriate additional foreign earnings, the Company would need to adjust the income tax provision in the period that management makes that decision.

Unrecognized Tax Benefits

The Company files U.S federal, state, local and non-U.S. tax returns. The Company is routinely audited by the tax authorities in these jurisdictions, and a number of audits are currently underway. It is reasonably possible during the next twelve months that uncertain tax positions may be settled, which could result in a decrease in the gross amount of unrecognized tax benefits. This decrease may result in an income tax benefit. Due to the potential for resolution of U.S federal, state and non-U.S. examinations, and the expiration of various statutes of limitation, the Company's gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $4,578. All significant U.S. federal, state, local and non-U.S. matters have been concluded through 2020. The Company believes adequate provision has been made for all income tax uncertainties.

The following table is a reconciliation of the beginning and ending balances of the Company's unrecognized tax benefits:

Total
Unrecognized tax benefits at January 1, 2021	$72,338
Additions based on tax positions related to the current year	5,859
Additions for tax positions of prior years	3,784
Reductions for tax positions of prior years	(13,008)
Cash settlements	(1,490)
Lapse of statutes	(2,831)
Unrecognized tax benefits at December 31, 2021 (1)	64,652
Additions based on tax positions related to the current year	3,315
Additions for tax positions of prior years	3,421
Reductions for tax positions of prior years	(39,439)
Cash settlements	(411)
Lapse of statutes	(3,352)
Unrecognized tax benefits at December 31, 2022 (1)	28,186
Additions based on tax positions related to the current year	1,235
Additions for tax positions of prior years	2,223
Reductions for tax positions of prior years	(3,361)
Cash settlements	(1,791)
Lapse of statutes	(3,983)
Unrecognized tax benefits at December 31, 2023 (1)	$22,509
(1) If recognized, the net amount of potential tax benefits as of December 31, 2023 that would impact the Company's effective tax rate is $18,367. During the years ended December 31, 2023, 2022 and 2021, the Company recorded income of $1,378, $8,931 and $2,654, respectively, as a component of provision for income taxes related to the accrued interest and penalties on net reductions to unrecognized tax benefits. The Company had accrued interest and penalties of $4,798 at December 31, 2023 and $6,175 at December 31, 2022, which are not included in the above table.

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

Stock-based compensation costs are reported within selling, general and administrative expenses in the consolidated statements of earnings. The following table summarizes the Company's compensation expense relating to all stock-based incentive plans:

	Years Ended December 31,
	2023	2022	2021
Pre-tax stock-based compensation expense	$31,465	$30,821	$31,111
Tax benefit	(3,266)	(2,993)	(2,859)
Total stock-based compensation expense, net of tax	$28,199	$27,828	$28,252

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

In 2023, 2022 and 2021, the Company issued SARs covering 359,715, 335,285 and 413,173 shares, respectively. The fair value of each SAR grant was estimated on the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	2023	2022	2021
Risk-free interest rate	3.91%	1.86%	0.59%
Dividend yield	1.32%	1.25%	1.62%
Expected life (years)	5.4	5.4	5.5
Volatility	30.65%	29.46%	30.49%
Grant price	$153.25	$160.21	$122.73
Fair value per share at date of grant	$47.27	$42.07	$29.08

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

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

A summary of activity relating to SARs granted under the 2021 Plan and the 2012 Plan for the year ended December 31, 2023 is as follows:

	SARs
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2023	2,444,542	$98.70
Granted	359,715	153.25
Forfeited / expired	(65,178)	142.25
Exercised	(329,469)	69.93
Outstanding at December 31, 2023	2,409,610	109.65	5.8	$108,242

Exercisable at December 31, 2023	1,446,739	$86.31	4.3	$97,651

Unrecognized compensation expense related to SARs not yet exercisable was $10,967 at December 31, 2023. This cost is expected to be recognized over a weighted average period of 1.5 years.

Other information regarding the exercise of SARs is listed below:

	2023	2022	2021
Fair value of SARs that became exercisable	$7,492	$8,939	$10,199
Aggregate intrinsic value of SARs exercised	$26,041	$11,992	$62,895

PSAs

PSAs granted are expensed over the three-year requisite performance and service period. Awards become vested if (1) the Company achieves certain market conditions and (2) the employee remains continuously employed by the Company during the performance period. Partial vesting may occur after separation from service in the case of certain terminations not for cause and for retirements.

In 2023, 2022 and 2021, the Company issued PSAs covering 43,656, 40,087 and 50,371 shares, respectively.

The PSAs granted are market condition awards as attainment is based on Dover's performance relative to its peer group (companies listed under the S&P 500 Industrials sector) for the relevant performance period. The performance period and vesting period for these awards is approximately three years. These awards were valued on the date of grant using the Monte Carlo simulation model (a binomial lattice-based valuation model), and are generally recognized ratably over the vesting period. The fair value is not subject to change based on future market conditions. The assumptions used in determining the fair value of the PSAs granted were as follows:

	2023	2022	2021
Risk-free interest rate	4.28%	1.68%	0.19%
Dividend yield	1.32%	1.25%	1.62%
Expected life (years)	2.9	2.9	2.9
Volatility	27.30%	31.10%	31.90%
Grant price	$153.25	$160.21	$122.73
Fair value per share at date of grant	$249.48	$196.40	$148.29

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
A summary of activity for PSAs for the year ended December 31, 2023 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2023	85,807	$170.03
Granted	43,656	249.48
Forfeited	(7,360)	197.65
Vested	(44,342)	148.29
Unvested at December 31, 2023	77,761	$224.42

Unrecognized compensation expense related to unvested PSAs as of December 31, 2023 was $9,599, which will be recognized over a weighted average period of 1.8 years.

RSUs

The Company also has restricted stock authorized for grant. Common stock of the Company may be granted at no cost to certain officers and key employees. In general, restrictions limit the sale or transfer of these shares during a three-year period, and restrictions lapse proportionately over the three-year period. The Company granted 91,439, 79,556 and 87,177 of RSUs in 2023, 2022 and 2021, respectively. The fair value of these awards was determined using Dover's closing stock price on the date of grant, which was $153.25, $160.21, and $122.73 in 2023, 2022 and 2021, respectively.

A summary of activity for RSUs for the year ended December 31, 2023 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2023	147,676	$135.98
Granted	91,439	153.25
Forfeited	(12,513)	148.95
Vested	(73,628)	133.83
Unvested at December 31, 2023	152,974	$145.45

Unrecognized compensation expense relating to unvested RSUs as of December 31, 2023 was $10,387, which will be recognized over a weighted average period of 1.4 years.

Directors' Shares

The Company issued the following shares to its non-employee directors as partial compensation for serving as directors of the Company:

	Years ended December 31,
	2023	2022	2021
Aggregate shares granted	11,309	10,730	7,917
Deferred stock units	(7,487)	(7,247)	(5,322)
Net shares issued	3,822	3,483	2,595

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

Litigation

A few of the Company's subsidiaries are involved in legal proceedings relating to the cleanup of waste disposal sites identified under federal and state statutes which provide for the allocation of such costs among "potentially responsible parties." In each instance, the extent of the Company's liability appears to be relatively insignificant in relation to the total projected expenditures and the number of other "potentially responsible parties" involved and is anticipated to be immaterial to the Company. In addition, a few of the Company's subsidiaries are involved in ongoing remedial activities at certain current and former plant sites, in cooperation with regulatory agencies, and appropriate estimated liabilities have been established. At December 31, 2023 and December 31, 2022, these estimated liabilities for environmental and other matters, including private party claims for exposure to hazardous substances that are probable and estimable, were not significant. See Note 10 — Other Accrued Expenses and Other Liabilities for additional details.

The Company and some of its subsidiaries are also parties to a number of other legal proceedings incidental to their businesses. These proceedings primarily involve claims by private parties alleging injury arising out of use of the Company's products, patent infringement, employment matters and commercial disputes. Management and legal counsel, at least quarterly, review the probable outcome of such proceedings, the costs and expenses reasonably expected to be incurred and currently accrued to-date and consider the availability and extent of insurance coverage. The Company has estimated liabilities for these other legal matters that are probable and estimable, and at December 31, 2023 and 2022, these estimated liabilities were immaterial. While it is not possible at this time to predict the outcome of these legal actions, in the opinion of management, based on the aforementioned reviews, the Company is not currently involved in any legal proceedings which, individually or in the aggregate, could have a material effect on its financial position, results of operations, or cash flows.

17. Employee Benefit Plans

The Company offers defined contribution retirement plans which cover the majority of its U.S. employees, as well as employees in certain other countries. The Company’s expense relating to defined contribution plans was $61,032, $57,543 and $59,719 for the years ended December 31, 2023, 2022 and 2021, respectively.

The Company sponsors qualified defined benefit pension plans covering certain employees of the Company and its subsidiaries. The plans' benefits are generally based on years of service and employee compensation. The Company also provides to certain management employees, through non-qualified plans, supplemental retirement benefits in excess of qualified plan limits imposed by federal tax law.

The U.S. qualified and non-qualified defined benefit plans were closed to new employees after December 31, 2013. All pension-eligible employees as of December 31, 2013 continued to earn a pension benefit through December 31, 2023 as long as they remained employed by the Company participating in the impacted plans. Effective January 1, 2024, the plans will be frozen for any future benefit accruals.

The Company also maintains other post-retirement benefit plans. These plans are closed to new entrants and are not considered to be significant. The supplemental and other post-retirement benefit plans are supported by the general assets of the Company.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
Obligations and Funded Status

The following tables summarize the change in benefit obligations, change in plan assets, and funded status associated with the Company's significant defined benefit plans and the amounts recognized in the consolidated balance sheets at December 31, 2023 and 2022:

	Qualified Defined Benefits				Non-Qualified Supplemental Benefits
	U.S. Plan		Non-U.S. Plans
	2023	2022	2023	2022	2023	2022
Change in benefit obligation:
Benefit obligation at beginning of year	$319,901	$478,346	$215,317	$314,715	$32,503	$42,905
Service cost	2,867	5,703	3,712	4,675	970	1,426
Interest cost	17,203	13,745	10,591	5,220	1,636	1,215
Plan participants' contributions	—	—	2,251	2,186	—	—
Benefits paid	(17,701)	(17,680)	(11,953)	(9,756)	(6,582)	(3,831)
Actuarial loss (gain)(1)	22,384	(126,985)	16,884	(72,977)	662	(9,596)
Amendments	—	—	41	(2,291)	—	384
Settlements and curtailments	(25,348)	(33,228)	(1,116)	(8,849)	—	—
Currency translation and other	—	—	14,302	(17,606)	—	—
Benefit obligation at end of year	319,306	319,901	250,029	215,317	29,189	32,503
Change in plan assets:
Fair value of plan assets at beginning of year	394,053	573,100	152,860	219,677	—	—
Actual return on plan assets	40,633	(125,011)	11,935	(48,147)	—	—
Company contributions	—	—	9,516	9,059	6,582	3,831
Plan participants' contributions	—	—	2,251	2,186	—	—
Benefits paid	(17,701)	(17,680)	(11,953)	(9,756)	(6,582)	(3,831)
Settlements and curtailments	(24,466)	(36,356)	(298)	(8,640)	—	—
Currency translation and other	—	—	11,454	(11,519)	—	—
Fair value of plan assets at end of year	392,519	394,053	175,765	152,860	—	—
Funded (Unfunded) status	$73,213	$74,152	$(74,264)	$(62,457)	$(29,189)	$(32,503)
Amounts recognized in the consolidated balance sheets consist of:
Assets and Liabilities:
Other assets and deferred charges	$73,213	$74,152	$1,938	$1,863	$—	$—
Accrued compensation and employee benefits	—	—	(731)	(1,774)	(5,477)	(7,243)
Liabilities held for sale (2)	—	—	(18,044)	—	—	—
Defined benefit and other post-retirement benefit plans	—	—	(57,427)	(62,546)	(23,712)	(25,260)
Total assets (liabilities)	73,213	74,152	(74,264)	(62,457)	(29,189)	(32,503)
Accumulated Other Comprehensive Loss (Earnings):
Net actuarial losses (gains)	57,870	55,227	42,926	31,607	(24,435)	(28,304)
Prior service cost (credit)	—	—	(2,222)	(3,006)	—	1,874
Tax (benefit) expense	(12,075)	(11,474)	(8,947)	(6,434)	5,313	5,768
Total accumulated other comprehensive loss (earnings), net of tax	45,795	43,753	31,757	22,167	(19,122)	(20,662)
Net amount recognized at December 31,	$119,008	$117,905	$(42,507)	$(40,290)	$(48,311)	$(53,165)

Accumulated benefit obligations	$319,306	$318,275	$242,619	$210,259	$29,189	$31,523
(1) The actuarial loss (gain) were primarily due to discount rate fluctuations and plan experience.
(2) De-Sta-Co assets and liabilities are classified as held for sale as of December 31, 2023. See Note 4 — Dispositions for further details.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
The Company's net unfunded status at December 31, 2023 and 2022 includes net liabilities of $74,264 and $62,457, respectively, relating to the Company's significant international qualified plans, some in locations where it is not economically advantageous to pre-fund the plans due to local regulations. The majority of the international obligations relate to defined pension plans operated by the Company's businesses in Germany, France, the United Kingdom, and Italy.

The accumulated benefit obligation for all defined benefit pension plans was $591,114 and $560,057 at December 31, 2023 and 2022, respectively.

Non-U.S. pension plans with accumulated benefit obligations in excess of plan assets consist of the following at December 31, 2023 and 2022:

	2023	2022
Accumulated benefit obligation	$227,442	$124,082
Fair value of plan assets	158,653	64,112

Non-U.S. pension plans with projected benefit obligations in excess of plan assets consist of the following at December 31, 2023 and 2022:

	2023	2022
Projected benefit obligation	$234,854	$200,671
Fair value of plan assets	158,653	136,351

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

Components of the net periodic benefit cost were as follows:

Defined Benefit Plans

	Qualified Defined Benefits						Non-Qualified Supplemental Benefits
	U.S. Plan			Non-U.S. Plans
	2023	2022	2021	2023	2022	2021	2023	2022	2021
Service cost	$2,867	$5,703	$7,134	$3,712	$4,675	$5,749	$970	$1,426	$1,561
Interest cost	17,203	13,745	13,605	10,591	5,220	3,590	1,636	1,215	1,232
Expected return on plan assets	(26,208)	(29,104)	(28,980)	(7,331)	(7,191)	(7,188)	—	—	—
Amortization of:
Prior service cost (credit)	—	110	212	(717)	(526)	(453)	1,874	1,490	1,531
Actuarial loss (gain)	—	2,300	10,012	656	1,747	3,938	(3,207)	(2,016)	(1,672)
Settlement and curtailment loss (gain)	4,434	6,276	2,031	(801)	(393)	194	—	—	(743)
Net periodic (benefit) expense	$(1,704)	$(970)	$4,014	$6,110	$3,532	$5,830	$1,273	$2,115	$1,909

Assumptions

The Company determines actuarial assumptions on an annual basis. The weighted average assumptions used in determining the benefit obligations were as follows:

	Qualified Defined Benefits				Non-Qualified Supplemental Benefits
	U.S. Plan		Non-U.S. Plans
	2023	2022	2023	2022	2023	2022
Discount rate	5.20%	5.55%	2.80%	3.57%	5.15%	5.50%
Average wage increase	4.00%	4.00%	1.65%	1.70%	4.50%	4.50%

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

The weighted average assumptions used in determining the net periodic benefit cost were as follows:

	Qualified Defined Benefits						Non- Qualified Supplemental Benefits
	U.S. Plan			Non-U.S. Plans
	2023	2022	2021	2023	2022	2021	2023	2022	2021
Discount rate	5.55%	2.95%	2.65%	3.57%	1.18%	0.79%	5.50%	2.90%	2.45%
Average wage increase	4.00%	4.00%	4.00%	1.67%	1.53%	1.51%	4.50%	4.50%	4.50%
Expected return on plan assets	5.60%	5.60%	5.60%	4.69%	3.47%	3.40%	na	na	na

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

The Company's actual and target weighted average asset allocation for our U.S. Qualified Defined Benefits Plan was as follows:

	2023	2022	Current Target
Return-seeking investments	28%	27%	30%
Liability hedging investments	72%	73%	70%
Other	—%	—%	—%
Total	100%	100%	100%

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

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
The fair values of both U.S. and non-U.S. pension plan assets by asset category within the fair value hierarchy (as defined in Note 13 — Financial Instruments) were as follows:

	U.S. Qualified Defined Benefits Plan
	December 31, 2023			December 31, 2022
	Level 1	Level 2	Total Fair Value	Level 1	Level 2	Total Fair Value
Corporate bonds	$—	$215,631	$215,631	$—	$201,203	$201,203
Government securities	—	52,862	52,862	—	56,978	56,978
Interest-bearing cash and short-term investments	3,901	—	3,901	2,900	—	2,900
Total investments at fair value	$3,901	$268,493	272,394	$2,900	$258,181	261,081
Investments measured at net asset value*
Collective funds			110,582			106,273
Short-term investment funds			9,543			26,699
Total investments			$392,519			$394,053

	Non-U.S. Plans
	December 31, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Common stocks	$54,557	$—	$—	$54,557	$46,618	$—	$—	$46,618
Fixed income investments	—	32,421	—	32,421	—	25,168	—	25,168
Mutual funds	20,628	—	—	20,628	20,031	—	—	20,031
Cash and cash equivalents	2,237	—	—	2,237	909	—	—	909
Other	—	499	18,652	19,151	—	996	16,294	17,290
Total investments at fair value	$77,422	$32,920	$18,652	128,994	$67,558	$26,164	$16,294	110,016
Investments measured at net asset value*
Collective funds				41,502				39,675
Other				5,269				3,169
Total investments				$175,765				$152,860
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

The fair value measurement of plan assets using significant unobservable inputs (Level 3) changed during 2022 and 2023, due to the following:

Level 3
Balance at December 31, 2021	$20,252
Actual return on plan assets:
Relating to assets still held at December 31, 2022	(382)
Relating to assets sold during the period	—
Purchases	1,852
Sales and settlements	(4,808)
Foreign currency translation	(620)
Balance at December 31, 2022	16,294
Actual return on plan assets:
Relating to assets still held at December 31, 2023	(417)
Relating to assets sold during the period	(17)
Purchases	1,746
Sales and settlements	(346)
Foreign currency translation	1,392
Balance at December 31, 2023	$18,652

Future Estimates

Benefit Payments

Estimated future benefit payments to retirees, which reflect expected future service except to the extent frozen, are as follows:

	Qualified Defined Benefits		Non-Qualified Supplemental Benefits
	U.S. Plan	Non-U.S. Plans
2024	$30,930	$11,964	$5,616
2025	29,031	11,379	2,366
2026	27,631	12,489	4,626
2027	26,842	15,279	1,841
2028	25,629	14,037	5,795
2029 - 2033	115,629	71,276	10,268

Contributions

In 2024, the Company expects to make payments of approximately $8.2 million to its non-US plans and $5.6 million to its non-qualified U.S. plan. No payments are expected for the qualified U.S. plan in 2024.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
18. Accumulated Other Comprehensive Earnings (Loss)

The components of accumulated other comprehensive earnings (loss) are as follows:

	December 31, 2023	December 31, 2022
Cumulative foreign currency translation adjustments	$(181,331)	$(220,224)
Pension and other postretirement benefit plans	(58,430)	(45,258)
Changes in fair value of cash flow hedges and other	1,895	(741)
	$(237,866)	$(266,223)

Amounts reclassified from accumulated other comprehensive earnings (loss) to earnings (loss) during the year ended December 31, 2023, 2022 and 2021 were as follows:

	Years Ended December 31,
	2023	2022	2021
Foreign currency translation:
Reclassification of foreign currency translation losses to earnings	$—	$5,915	$—
Tax benefit	—	—	—
Net of tax	$—	$5,915	$—
Pension and other postretirement benefit plans:
Amortization of actuarial (gains) losses	$(2,551)	$2,965	$12,278
Amortization of prior service costs and transition obligation	1,157	1,074	1,304
Settlement and curtailment	3,633	4,282	1,482
Total before tax	2,239	8,321	15,064
Tax benefit	(538)	(1,842)	(3,423)
Net of tax	$1,701	$6,479	$11,641
Cash flow hedges:
Net losses (gains) reclassified into earnings	$2,437	$(4,797)	$(6,271)
Tax (benefit) expense	(483)	1,065	1,400
Net of tax	$1,954	$(3,732)	$(4,871)

Foreign currency translation losses were recognized in selling, general and administrative expenses within the consolidated statement of earnings as a result of the substantial liquidation of certain businesses.

The Company recognizes the amortization of net actuarial gains and losses and prior service costs in other income, net within the consolidated statements of earnings.

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

•Pumps & Process Solutions segment manufactures specialty pumps and flow meters, highly engineered precision components, specialized instrumentation and digital controls for rotating and reciprocating machines, fluid connecting solutions and plastics and polymer processing equipment, serving single-use biopharmaceutical production, diversified industrial manufacturing, chemical production, plastics and polymer processing, midstream and downstream oil and gas, energy transition, thermal management applications and other end-markets.

•Climate & Sustainability Technologies segment is a provider of innovative and energy-efficient equipment, components and parts for the commercial refrigeration, heating and cooling and beverage can-making equipment end-markets.

Management uses segment earnings to evaluate segment performance and allocate resources. Segment earnings is defined as earnings before purchase accounting expenses, restructuring and other costs (benefits), disposition costs, loss (gain) on dispositions, corporate expenses/other, interest expense, interest income and provision for income taxes.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
Segment financial information and a reconciliation of segment results to consolidated results follows:

	Years Ended December 31,
	2023	2022	2021
Revenue:
Engineered Products	$2,004,587	$2,043,632	$1,780,827
Clean Energy & Fueling	1,788,277	1,878,507	1,648,153
Imaging & Identification	1,116,732	1,123,815	1,163,367
Pumps & Process Solutions	1,755,691	1,728,235	1,708,634
Climate & Sustainability Technologies	1,778,582	1,737,724	1,608,175
Intersegment eliminations	(5,735)	(3,825)	(2,075)
Total consolidated revenue	$8,438,134	$8,508,088	$7,907,081
Net earnings:
Segment earnings:
Engineered Products (1)	$377,425	$346,519	$277,852
Clean Energy & Fueling	328,604	352,993	327,186
Imaging & Identification	272,512	268,084	266,932
Pumps & Process Solutions	484,405	533,018	575,593
Climate & Sustainability Technologies	305,380	254,484	185,517
Total segment earnings	1,768,326	1,755,098	1,633,080
Purchase accounting expenses (2)	164,943	181,103	141,980
Restructuring and other costs (3)	63,673	38,990	38,436
Disposition costs (4)	1,302	—	—
Loss (gain) on dispositions (5)	—	194	(206,338)
Corporate expense / other (6)	150,593	135,280	156,298
Interest expense	131,305	116,456	106,319
Interest income	(13,496)	(4,430)	(4,441)
Earnings before provision for income taxes	1,270,006	1,287,505	1,400,826
Provision for income taxes	213,178	222,129	277,008
Net earnings	$1,056,828	$1,065,376	$1,123,818
Segment margins:
Engineered Products	18.8%	17.0%	15.6%
Clean Energy & Fueling	18.4%	18.8%	19.9%
Imaging & Identification	24.4%	23.9%	22.9%
Pumps & Process Solutions	27.6%	30.8%	33.7%
Climate & Sustainability Technologies	17.2%	14.6%	11.5%
Total segments	21.0%	20.6%	20.7%
Net earnings	12.5%	12.5%	14.2%
Depreciation and amortization:
Other depreciation and amortization (7):
Engineered Products	$28,073	$27,745	$27,036
Clean Energy & Fueling	30,117	28,815	25,842
Imaging & Identification	15,293	14,185	14,189
Pumps & Process Solutions	46,344	40,839	39,272
Climate & Sustainability Technologies	27,557	26,204	26,987
Total other depreciation and amortization	147,384	137,788	133,326
Corporate depreciation and amortization	6,040	8,137	7,250
Depreciation and amortization included in purchase accounting expenses and restructuring and other	164,039	161,613	149,547
Consolidated depreciation and amortization total	$317,463	$307,538	$290,123
(1) Segment earnings include a fourth quarter benefit of $14,448 as a result of the change from the LIFO method to FIFO method of inventory costing for an immaterial portion of inventories. See Note 1 — Description of Business and Summary of Significant Accounting Policies.
(2) Purchase accounting expenses are primarily comprised of amortization of intangible assets and charges related to fair value step-ups for acquired inventory sold during the period.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(3) Restructuring and other costs relate to actions taken for headcount reductions, facility consolidations and site closures, product line exits, and other asset charges. Restructuring and other costs consist of the following:

	Years Ended December 31,
	2023	2022	2021
Restructuring	$50,435	$30,480	$26,705
Other costs, net	13,238	8,510	11,731
Restructuring and other costs	$63,673	$38,990	$38,436
(4) Disposition costs related to the sale of De-Sta-Co which is expected to close in Q1 2024.
(5) Loss (gain) on dispositions includes working capital adjustments related to dispositions.
(6) Certain expenses are maintained at the corporate level and not allocated to the segments. These expenses include executive and functional compensation costs, non-service pension costs, non-operating insurance expenses, shared business services and digital overhead costs, deal related expenses and various administrative expenses relating to the corporate headquarters.
(7) Other depreciation and amortization relates to property, plant, and equipment and intangibles, and excludes amounts related to purchase accounting expenses and restructuring and other costs.

Selected financial information by segment (continued):

Capital expenditures:	2023	2022	2021
Engineered Products	$26,643	$39,765	$48,453
Clean Energy & Fueling	25,421	33,489	25,167
Imaging & Identification	11,598	14,695	10,671
Pumps & Process Solutions	60,860	82,817	44,578
Climate & Sustainability Technologies	61,790	41,426	34,335
Corporate	6,280	8,770	8,261
Total capital expenditures	$192,592	$220,962	$171,465

Total assets at December 31:	2023	2022
Engineered Products (8)	$1,797,242	$1,771,689
Clean Energy & Fueling	3,020,621	3,068,260
Imaging & Identification	1,812,704	1,821,649
Pumps & Process Solutions (9)	2,654,421	2,161,210
Climate & Sustainability Technologies	1,466,141	1,525,449
Corporate (10)	597,384	548,262
Total assets	$11,348,513	$10,896,519
(8) Engineered Products includes De-Sta-Co assets classified as held for sale. See Note 4 — Dispositions for additional information.
(9) Increase primarily driven by 2023 acquisition. See Note 3 — Acquisitions for additional information.
(10) Corporate assets are comprised primarily of cash and cash equivalents.

	Revenue			Long-Lived Assets (11)
	Years Ended December 31,			At December 31,
	2023	2022	2021	2023	2022
United States	$4,711,019	$4,847,321	$4,305,957	$623,693	$629,140
Europe	1,757,118	1,792,020	1,797,138	321,628	291,921
Asia	924,539	939,093	901,141	59,496	57,253
Other Americas	683,573	667,673	612,751	22,936	21,763
Other	361,885	261,981	290,094	4,063	4,748
Consolidated total	$8,438,134	$8,508,088	$7,907,081	$1,031,816	$1,004,825
(11) Long-lived assets are comprised of net property, plant and equipment.

The U.S. was the largest geographical market for revenue for the Engineered Products, Clean Energy & Fueling, Pumps & Process Solutions, and Climate & Sustainability Technologies segments, and Europe was the largest market for the Imaging & Identification segment.

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

20. Earnings per Share

The following table sets forth a reconciliation of the information used in computing basic and diluted earnings per share:

	Years Ended December 31,
	2023	2022	2021
Net earnings	$1,056,828	$1,065,376	$1,123,818
Basic earnings per common share:
Net earnings	$7.56	$7.47	$7.81
Weighted average basic shares outstanding	139,848,000	142,681,000	143,923,000
Diluted earnings per common share:
Net earnings	$7.52	$7.42	$7.74
Weighted average shares outstanding	140,599,000	143,595,000	145,273,000

The following table is a reconciliation of the share amounts used in computing earnings per share:

	Years Ended December 31,
	2023	2022	2021
Weighted average shares outstanding - Basic	139,848,000	142,681,000	143,923,000
Dilutive effect of assumed exercise of SARs and vesting of PSAs and RSUs	751,000	914,000	1,350,000
Weighted average shares outstanding - Diluted	140,599,000	143,595,000	145,273,000

Diluted earnings per share amounts are computed using the weighted average number of common shares outstanding and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of SARs and vesting of PSAs and RSUs, as determined using the treasury stock method. For the years ended December 31, 2023, 2022 and 2021, the weighted average number of anti-dilutive potential common shares excluded from the calculation above totaled 48,000, 21,173 and 1,072, respectively.

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

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
During the year ended December 31, 2023, the Company had no share repurchases. During the years ended 2022, and 2021, exclusive of the ASR Program, the Company repurchased 641,428, and 182,951 shares of common stock at a total cost of $85,000, and $21,637 or $132.52, and $118.27 per share, respectively.

Upon expiration of the November 2020 share repurchase authorization on December 31, 2023, 15,283,326 shares remained unused.

In August 2023, the Company's Board of Directors approved a new standing share repurchase authorization whereby the Company may repurchase up to 20 million shares beginning on January 1, 2024 through December 31, 2026.

22. Subsequent Events

On January 17, 2024, the Company completed the acquisition of Transchem Group ("Transchem"), a supplier of car wash chemicals and associated solutions, for approximately $29.6 million, net of cash acquired, plus potential contingent consideration of up to approximately $18.6 million and subject to customary post-closing adjustments. Transchem will expand the Company's chemical product offerings in the Clean Energy & Fueling segment, specializing in wash performance and water reclaim technology that reduces water usage and lowers operators' costs.

On January 31, 2024, the Company completed the acquisition of Bulloch Technologies, Inc. ("Bulloch"), a provider of point-of-sale ("POS"), forecourt controller and electronic payment server solutions to the convenience retail industry, for approximately $111.0 million, net of cash acquired, plus potential contingent consideration of up to approximately $14.8 million and subject to customary post-closing adjustments. The acquisition of Bulloch expands our offering in North America with highly complementary POS and forecourt solutions within the Clean Energy & Fueling segment.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2023, 2022 and 2021
(In thousands)

Deferred Tax Valuation Allowance	Balance at Beginning of Year	Additions	Reductions	Balance at End of Year

Year Ended December 31, 2023	$271,203	31,388	(92,660)	$209,931

Year Ended December 31, 2022	$306,066	4,960	(39,823)	$271,203

Year Ended December 31, 2021	$287,679	38,514	(20,127)	$306,066

LIFO Reserve	Balance at Beginning of Year	Charged to Cost and Expense	Reductions	Balance at End of Year

Year Ended December 31, 2023(1)	$14,151	316	(14,467)	$—

Year Ended December 31, 2022	$13,155	2,329	(1,333)	$14,151

Year Ended December 31, 2021	$7,149	7,220	(1,214)	$13,155
(1) During the fourth quarter of 2023, the Company changed the method of accounting for the inventories previously accounted for under LIFO to FIFO. See Note 1 — Description of Business and Summary of Significant Accounting Policies.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company's management, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act were effective as of December 31, 2023 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the fourth quarter of 2023, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

a.None.
b.During the three months ended December 31, 2023, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements as defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information with respect to the corporate governance matters required to be included pursuant to this Item 10 will be included in the 2024 Proxy Statement that will be filed with the Securities and Exchange Commission pursuant to Rule 14a-6 under the Exchange Act in accordance with applicable SEC deadlines, and is incorporated in this Item 10 by reference.

As set forth below is a list of the members of our Board of Directors as of February 9, 2024.

Deborah L. DeHaas 1,3
Former Vice Chairman of Deloitte and Managing Partner of the Center for Board Effectiveness

H. John Gilbertson, Jr.3,4
Retired Managing Director, Goldman Sachs Group Inc.

Kristiane C. Graham2,3
Private Investor

Marc A. Howze1
Senior Advisor, Office of the Chairman at Deere & Company

Michael F. Johnston, Chairman of the Board2,3
Retired Chief Executive Officer, Visteon Corporation

Michael Manley1,4
Chief Executive Officer of AutoNation, Inc.

Danita K. Ostling1
Former Partner and Senior Leader at Ernst & Young LLP

Eric A. Spiegel1,4
Former President and CEO of Siemens USA

Richard J. Tobin
President and Chief Executive Officer, Dover Corporation

Stephen M. Todd1
Former Global Vice Chairman of Assurance Professional Practice of Ernst & Young Global Limited

Keith E. Wandell2,4
Retired President and Chief Executive Officer, Harley-Davidson, Inc.

1 Members of Audit Committee
2 Members of Compensation Committee
3 Members of Governance & Nominating Committee
4 Members of Finance Committee

The information with respect to Section 16(a) reporting compliance required to be included in this Item 10 will be included in our 2024 Proxy Statement and is incorporated in this Item 10 by reference.

The Company has adopted a code of ethics that applies to its chief executive officer and senior financial officers. A copy of this code of ethics can be found on our website at www.dovercorporation.com. In the event of any amendment to, or waiver from, the code of ethics, we will publicly disclose the amendment or waiver by posting the information on our website.

ITEM 11. EXECUTIVE COMPENSATION

The information with respect to executive compensation and the compensation committee required to be included pursuant to this Item 11 will be included in our 2024 Proxy Statement and is incorporated in this Item 11 by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information regarding security ownership of certain beneficial owners and management that is required to be included pursuant to this Item 12 will be included in our 2024 Proxy Statement and is incorporated in this Item 12 by reference.

Equity Compensation Plans

The Equity Compensation Plan Table below presents information regarding our equity compensation plans at December 31, 2023:

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (2)
Equity compensation plans approved by stockholders	2,640,345	$109.65	11,926,888
Equity compensation plans not approved by stockholders	—	—	—
Total	2,640,345	$109.65	11,926,888

1.Column (a) includes shares issuable pursuant to outstanding stock appreciation rights ("SARs"), restricted stock units ("RSUs") and performance share awards ("PSAs") under the Company's 2021 Omnibus Incentive Plan (the "2021 Plan") and 2012 Equity and Cash Incentive Plan (the "2012 Plan"). PSAs are subject to satisfaction of the applicable performance criteria over a three-year performance period. RSUs and PSAs are not reflected in the weighted exercise price in column (b) as these awards do not have an exercise price.

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

As of December 31, 2023, equity securities have been authorized for issuance to employees and/or non-employee directors under the 2021 Plan and its predecessor plan (the "2012 Plan"). Although the 2012 Plan has expired and no further awards may be granted under the Plan, there remain outstanding SARs, RSUs, and PSAs under the 2012 Plan, which are reflected in Column (a) of the table.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information with respect to any director independence, related party transaction policies and any reportable transaction, business relationship, or indebtedness between the Company and the beneficial owners of more than 5% of the Common Stock, the directors or nominees for director of the Company, the executive officers of the Company, or the members of the immediate families of such individuals that are required to be included pursuant to this Item 13 will be included in the 2024 Proxy Statement and is incorporated in this Item 13 by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information with respect to the Company's relationship with its independent registered public accounting firm and fees paid thereto required to be included pursuant to this Item 14 will be included in the 2024 Proxy Statement and is incorporated in this Item 14 by reference.

The information with respect to audit committee pre-approval policies and procedures required to be included pursuant to this Item 14 will be included in the 2024 Proxy Statement and is incorporated in this Item 14 by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)	The following documents are filed as part of this report:

(1)	Financial Statements. The financial statements are set forth under "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

(2)	Schedules. The following financial statement schedule is set forth under "Item 8. Financial Statements and Supplementary Data" of this Form 10-K. All other schedules have been omitted because they are not required, are not applicable or the required information is included in the financial statements or the notes thereto.
•Schedule II – Valuation and Qualifying Accounts

(3)	Exhibits. The exhibits below are filed or incorporated by reference as part of this Form 10-K. The exhibits will be filed with the SEC but will not be included in the printed version of the Annual Report to Shareholders.

EXHIBIT INDEX

(3)(i)
Fifth Restated Certificate of Incorporation of the Company, filed as Exhibit 3(i)(a) to the Company's Current Report on Form 8-K filed May 7, 2019 (SEC File No. 001-04018), is incorporated by reference.

(3)(ii)
Amended and Restated By-Laws of the Company, effective as of February 10, 2023, filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on February 16, 2023 (SEC File No. 001-04018), are incorporated by reference.

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

(4.16)
Form of Global Note representing the 0.750% Notes due 2027 (€500,000,000 aggregate principal amount)  (included as Exhibit A to the Seventh Supplemental Indenture), filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on November 4, 2019 (SEC File No. 001-04018), is incorporated by reference.

(4.17)
Eighth Supplemental Indenture, dated as of November 4, 2019, between the Company and the Bank of New York Mellon, as trustee, filed as Exhibit 4.3 to the Company's Current Report on Form 8-K filed on November 4, 2019 (SEC File No. 001-04018), is incorporated by reference.

(4.18)
Form of Global Note representing the 2.950% Notes due 2029 ($300,000,000 aggregate principal amount)  (included as Exhibit A to the Eighth Supplemental Indenture), filed as Exhibit 4.3 to the Company's Current Report on Form 8-K filed on November 4, 2019 (SEC File No. 001-04018), is incorporated by reference.

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
(10.1)
Five-Year Credit Agreement dated as of April 6, 2023 among Dover Corporation, the Lenders party thereto, the Issuing Banks party thereto, the Borrowing Subsidiaries party thereto from time to time and JPMorgan Chase Bank, N.A. as Administrative Agent, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 11, 2023 (SEC File No. 001-04018), is incorporated by reference.

(10.2)
364-Day Credit Agreement dated as of April 6, 2023 among Dover Corporation, the Lenders party thereto, the Borrowing Subsidiaries party thereto from time to time and JPMorgan Chase Bank, N.A. as Administrative Agent, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed April 11, 2023 (SEC File No. 001-04018), is incorporated by reference.

(10.3)
Tax Matters Agreement, dated May 9, 2018, by and between Dover Corporation and Apergy Corporation, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed May 11, 2018 (SEC File No. 001-04018), is incorporated by reference.

(10.4)
Dover Corporation Executive Officer Annual Incentive Plan, as amended and restated as of January 1, 2009, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed May 13, 2009 (SEC File No. 001-04018), is incorporated by reference.*

(10.5)
First Amendment to the Dover Corporation Executive Officer Annual Incentive Plan, as amended November 14, 2019, filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019 (SEC File No. 001-04018), is incorporated by reference.*

(10.6)
Dover Corporation Deferred Compensation Plan, as amended and restated as of September 21, 2020, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2020 (SEC File No. 001-04018), is incorporated by reference.*

(10.7)
First Amendment, dated as of November 23, 2021, to the Dover Corporation Deferred Compensation Plan, filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022 (SEC File No. 001-04018), is incorporated by reference.*

(10.8)
Dover Corporation Pension Replacement Plan (formerly the Supplemental Executive Retirement Plan), as amended and restated as of January 1, 2010, filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009 (SEC File No. 001-04018), is incorporated by reference.*

(10.9)
First Amendment to the Dover Corporation Pension Replacement Plan, as amended and restated as of January 1, 2010, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2013 (SEC File No. 001-04018), is incorporated by reference.*

(10.10)
Second Amendment, dated as of November 28, 2016, to the Dover Corporation Pension Replacement Plan, as amended and restated as of January 1, 2010, filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the period ended December 31, 2016 (SEC File No. 001-04018), is incorporated by reference.*

(10.11)
Third Amendment, dated as of May 8, 2018, to the Dover Corporation Pension Replacement Plan, as amended and restated as of January 1, 2010, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2018 (SEC File No. 001-04018), is incorporated by reference.*

(10.12)
Dover Corporation Executive Severance Plan (as amended and restated effective August 5, 2021), filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 11, 2021 (SEC File No. 001-04018) is incorporated by reference.*

(10.13)
Dover Corporation Senior Executive Change-in-Control Severance Plan (as amended and restated effective August 5, 2021), filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed August 11, 2021 (SEC File No. 001-04018) is incorporated by reference.*

(10.14)
Dover Corporation 2012 Equity and Cash Incentive Plan, effective as of May 3, 2012, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2012 (SEC File No. 001-04018), is incorporated by reference.*

(10.15)
Amendment No. 1 to the Dover Corporation 2012 Equity and Cash Incentive Plan, filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013 (SEC File No. 001-04018), is incorporated by reference.*

(10.16)
Amendment No. 2, adopted and effective as of August 6, 2014, to the Dover Corporation 2012 Equity and Cash Incentive Plan, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2014 (SEC File No. 001-04018), is incorporated by reference.*

(10.17)
Amendment Number 3, adopted and effective as of February 12, 2021, to the Dover Corporation 2012 Equity and Cash Incentive Plan, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2021 (SEC File No. 001-04018), is incorporated by reference.*

(10.18)
Form of award grant letter for SSAR grants made under the Dover Corporation 2012 Equity and Cash Incentive Plan, filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2014 (SEC File No. 001-04018), is incorporated by reference.*

(10.19)
Form of award grant letter for SSAR grants made under the Dover Corporation 2012 Equity and Cash Incentive Plan, filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K for the period ended December 31, 2014 (SEC File No. 001-04018), is incorporated by reference.*

(10.20)
Form of award grant letter for SSAR grants made under the Dover Corporation 2012 Equity and Cash Incentive Plan, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2016 (SEC File No. 001-04018), is incorporated by reference.*

(10.21)
Form of award grant letter for SSAR grants made under the Dover Corporation 2012 Equity and Cash Incentive Plan, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2017 (SEC File No. 001-04018), is incorporated by reference.*

(10.22)
Form of award grant letter for SSAR grants made under the Dover Corporation 2012 Equity and Cash Incentive Plan, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2018 (SEC File No. 001-04018), is incorporated by reference.*

(10.23)
Form of award grant letter for SSAR grants made under the Dover Corporation 2012 Equity and Cash Incentive Plan, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2019 (SEC File No. 001-04019), is incorporated by reference.*

(10.24)
Form of award grant letter for SSAR grants made under the Dover Corporation 2012 Equity and Cash Incentive Plan, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2020 (SEC File No. 001-04019), is incorporated by reference.*

(10.25)
Form of 2021 award grant letter for SSAR grants made under the Dover Corporation 2012 Equity and Cash Incentive Plan filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2021 (SEC File No. 001-04018), is incorporated by reference.*

(10.26)
Form of award grant letter for performance share awards made under the Dover Corporation 2012 Equity and Cash Incentive Plan, filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2020 (SEC File No. 001-04018), is incorporated by reference.*

(10.27)
Form of 2021 award grant letter for performance share awards made under the Dover Corporation 2012 Equity and Cash Incentive Plan filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2021 (SEC File No. 001-04018), is incorporated by reference.*

(10.28)
Form of 2021 award grant letter for RSU awards made under the Dover Corporation 2012 Equity and Cash Incentive Plan filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2021 (SEC File No. 001-04018), is incorporated by reference.*

(10.29)	Dover Corporation 2021 Omnibus Incentive Plan, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 10, 2021 (SEC File No. 001-04018), is incorporated by reference.*
(10.30)
Form of 2021 award grant letter for SSAR grants made under the Dover Corporation 2021 Omnibus Incentive Plan filed as Exhibit 10.40 to the Company's Annual Report on Form 10-K for the year ended December 31, 2021 (SEC File No. 001-04018), is incorporated by reference.*

(10.31)
Form of 2021 award grant letter for RSU awards made under the Dover Corporation 2021 Omnibus Incentive Plan.filed as Exhibit 10.41 to the Company's Annual Report on Form 10-K for the year ended December 31, 2021 (SEC File No. 001-04018), is incorporated by reference.*

(10.32)
Form of 2022 award grant letter for SSAR grants made under the Dover Corporation 2021 Omnibus Incentive Plan filed as Exhibit 10.43 to the Company's Annual Report on Form 10-K for the year ended December 31, 2021 (SEC File No. 001-04018), is incorporated by reference.*

(10.33)
Form of 2022 award grant letter for RSU awards made under the Dover Corporation 2021 Omnibus Incentive Plan filed as Exhibit 10.44 to the Company's Annual Report on Form 10-K for the year ended December 31, 2021 (SEC File No. 001-04018), is incorporated by reference.*

(10.34)
Form of 2022 award grant letter for performance share awards made under the Dover Corporation 2021 Omnibus Incentive Plan filed as Exhibit 10.46 to the Company's Annual Report on Form 10-K for the year ended December 31, 2021 (SEC File No. 001-04018), is incorporated by reference.*

(10.35)
Form of 2023 award grant letter for SSAR grants made under the Dover Corporation 2021 Omnibus Incentive Plan filed as Exhibit 10.37 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022 (SEC File No. 001-04018), is incorporated by reference.*

(10.36)
Form of 2023 award grant letter for RSU awards made under the Dover Corporation 2021 Omnibus Incentive Plan filed as Exhibit 10.38 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022 (SEC File No. 001-04018), is incorporated by reference.*

(10.37)
Form of 2023 award grant letter for performance share awards made under the Dover Corporation 2021 Omnibus Incentive Plan filed as Exhibit 10.39 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022 (SEC File No. 001-04018), is incorporated by reference.*

(10.38)	Form of 2024 award grant letter for SSAR grants made under the Dover Corporation 2021 Omnibus Incentive Plan*(1)
(10.39)	Form of 2024 award grant letter for RSU awards made under the Dover Corporation 2021 Omnibus Incentive Plan*(1)
(10.40)	Form of 2024 award grant letter for performance share awards made under the Dover Corporation 2021 Omnibus Incentive Plan *(1)
(10.41)
Employment Agreement of Richard J. Tobin dated March 16, 2018, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 20, 2018 (SEC File No. 001-04018), is incorporated by reference.*

(10.42)
Amendment to Employment Agreement of Richard J. Tobin, dated as of February 19, 2021, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed February 19, 2021 (SEC File No. 001-04018), is incorporated by reference.*

(21)	Subsidiaries of Dover. (1)
(23)	Consent of Independent Registered Public Accounting Firm. (1)
(24)	Power of Attorney (included in signature page). (1)
(31.1)	Certification pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, signed and dated by Brad M. Cerepak. (1)
(31.2)	Certification pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, signed and dated by Richard J. Tobin. (1)
(32)	Certification pursuant to 18 U.S.C. Section 1350, signed and dated by Richard J. Tobin and Brad M. Cerepak. (1)
(97.1)	Dover Corporation Clawback Policy (1)
(101)
The following materials from Dover Corporation's Annual Report on Form 10-K for the year ended December 31, 2023 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Earnings, (ii) Consolidated Statements of Comprehensive Earnings (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements. (1)

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

DOVER CORPORATION

/s/ Richard J. Tobin
Richard J. Tobin
President and Chief Executive Officer
Date:	February 9, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated. Each of the undersigned, being a director or officer of Dover Corporation (the "Company"), hereby constitutes and appoints Richard J. Tobin, Brad M. Cerepak and Ivonne M. Cabrera and each of them (with full power to each of them to act alone), his or her true and lawful attorney-in-fact and agent for him or her and in his or her name, place and stead in any and all capacities, to sign the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023 under the Securities Exchange Act of 1934, as amended, and any and all amendments thereto, and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission and any other appropriate authority, granting unto such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing required and necessary to be done in and about the premises in order to effectuate the same as fully to all intents and purposes as he or she might or could do if personally present, hereby ratifying and confirming all that such attorneys-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ Michael F. Johnston	Chairman, Board of Directors	February 9, 2024
Michael F. Johnston

/s/ Richard J. Tobin	Chief Executive Officer, President and Director (Principal Executive Officer)	February 9, 2024
Richard J. Tobin

/s/ Brad M. Cerepak	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 9, 2024
Brad M. Cerepak

/s/ Ryan W. Paulson	Vice President, Controller (Principal Accounting Officer)	February 9, 2024
Ryan W. Paulson

/s/ Deborah L. DeHaas	Director	February 9, 2024
Deborah L. DeHaas

/s/ H. John Gilbertson, Jr.	Director	February 9, 2024
H. John Gilbertson, Jr.

/s/ Kristiane C. Graham	Director	February 9, 2024
Kristiane C. Graham

Signature	Title	Date

/s/ Marc A. Howze	Director	February 9, 2024
Marc A. Howze

/s/ Michael Manley	Director	February 9, 2024
Michael Manley

/s/ Danita K. Ostling	Director	February 9, 2024
Danita K. Ostling

/s/ Eric A. Spiegel	Director	February 9, 2024
Eric A. Spiegel

/s/ Stephen M. Todd	Director	February 9, 2024
Stephen M. Todd

/s/ Keith E. Wandell	Director	February 9, 2024
Keith E. Wandell