Form 10-Q
period 2024-03-31
DOVER Corp
filed 2024-04-25
CIK 29905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☑
The number of shares outstanding of the Registrant’s common stock as of April 19, 2024 was 137,430,160.

Dover Corporation
Form 10-Q

Item 1. Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue	$2,093,941	$2,079,023
Cost of goods and services	1,336,686	1,332,004
Gross profit	757,255	747,019
Selling, general and administrative expenses	463,124	432,414
Operating earnings	294,131	314,605
Interest expense	36,365	34,214
Interest income	(4,757)	(2,091)
Gain on disposition	(529,943)	—
Other income, net	(6,416)	(3,808)
Earnings before provision for income taxes	798,882	286,290
Provision for income taxes	166,661	57,716
Net earnings	$632,221	$228,574

Net earnings per share:
Basic	$4.55	$1.64
Diluted	$4.52	$1.63
Weighted average shares outstanding:
Basic	139,051	139,757
Diluted	139,869	140,616

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net earnings	$632,221	$228,574
Other comprehensive (loss) earnings, net of tax
Foreign currency translation adjustments:
Foreign currency translation (loss) gain	(29,342)	16,572
Reclassification of foreign currency translation losses to earnings	13,931	—
Total foreign currency translation adjustments (net of $(4,386) and $4,050 tax (provision) benefit, respectively)	(15,411)	16,572
Pension and other post-retirement benefit plans:
Amortization of actuarial gain included in net periodic pension cost	(367)	(534)
Amortization of prior service (credits) costs included in net periodic pension cost	(159)	264
Total pension and other post-retirement benefit plans (net of $139 and $82 tax benefit, respectively)	(526)	(270)
Changes in fair value of cash flow hedges:
Unrealized net loss arising during period	(127)	(73)
Net (gain) loss reclassified into earnings	(473)	846
Total cash flow hedges (net of $177 and $(220) tax benefit (provision), respectively)	(600)	773
Other comprehensive (loss) earnings, net of tax	(16,537)	17,075
Comprehensive earnings	$615,684	$245,649

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$929,954	$398,561
Receivables, net	1,519,458	1,432,040
Inventories, net	1,245,661	1,225,452
Prepaid and other current assets	214,868	141,538
Assets held for sale	—	192,644
Total current assets	3,909,941	3,390,235
Property, plant and equipment, net	1,024,338	1,031,816
Goodwill	4,959,533	4,881,687
Intangible assets, net	1,525,350	1,483,913
Other assets and deferred charges	567,871	560,862
Total assets	$11,987,033	$11,348,513

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$968,972	$468,282
Accounts payable	969,763	958,542
Accrued compensation and employee benefits	187,515	272,507
Deferred revenue	242,058	211,292
Accrued insurance	89,349	86,174
Other accrued expenses	336,956	315,527
Federal and other income taxes	189,822	36,878
Liabilities held for sale	—	64,568
Total current liabilities	2,984,435	2,413,770
Long-term debt	2,973,485	2,991,759
Deferred income taxes	349,212	346,383
Non-current income tax payable	28,024	28,024
Other liabilities	499,025	461,972
Stockholders' equity:
Total stockholders' equity	5,152,852	5,106,605
Total liabilities and stockholders' equity	$11,987,033	$11,348,513

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except per share data)
(Unaudited)

	Common stock $1 par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total stockholders' equity
Balance at January 1, 2024	$259,842	$886,690	$10,995,624	$(237,866)	$(6,797,685)	$5,106,605
Net earnings	—	—	632,221	—	—	632,221
Dividends paid ($0.510 per share)	—	—	(71,437)	—	—	(71,437)
Common stock issued for the exercise of share-based awards	101	(9,010)	—	—	—	(8,909)
Stock-based compensation expense	—	15,159	—	—	—	15,159
Common stock acquired, including accelerated share repurchase program and excise tax	—	(75,000)	—	—	(429,250)	(504,250)
Other comprehensive loss, net of tax	—	—	—	(16,537)	—	(16,537)
Balance at March 31, 2024	$259,943	$817,839	$11,556,408	$(254,403)	$(7,226,935)	$5,152,852

	Common stock $1 par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings (loss)	Treasury stock	Total stockholders' equity
Balance at January 1, 2023	$259,644	$867,560	$10,223,070	$(266,223)	$(6,797,685)	$4,286,366
Net earnings	—	—	228,574	—	—	228,574
Dividends paid ($0.505 per share)	—	—	(70,773)	—	—	(70,773)
Common stock issued for the exercise of share-based awards	150	(13,137)	—	—	—	(12,987)
Stock-based compensation expense	—	12,282	—	—	—	12,282
Other comprehensive earnings, net of tax	—	—	—	17,075	—	17,075
Other, net	—	—	24	—	—	24
Balance at March 31, 2023	$259,794	$866,705	$10,380,895	$(249,148)	$(6,797,685)	$4,460,561

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating Activities:
Net earnings	$632,221	$228,574
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	84,709	77,896
Stock-based compensation expense	15,159	12,282
Gain on disposition	(529,943)	—
Other, net	33,758	6,188
Cash effect of changes in assets and liabilities:
Accounts receivable, net	(92,989)	64,929
Inventories	(33,174)	(29,213)
Prepaid expenses and other assets	(27,229)	(30,944)
Accounts payable	26,440	(30,271)
Accrued compensation and employee benefits	(96,409)	(98,791)
Accrued expenses and other liabilities	20,295	16,553
Accrued and deferred taxes, net	133,755	24,081
Net cash provided by operating activities	166,593	241,284
Investing Activities:
Additions to property, plant and equipment	(44,475)	(48,375)
Acquisitions, net of cash and cash equivalents acquired	(144,872)	—
Proceeds from disposition, net of cash transferred	611,727	—
Other	7,471	4,819
Net cash provided by (used in) investing activities	429,851	(43,556)
Financing Activities:
Repurchase of common stock, including prepayment under accelerated share repurchase program	(500,000)	—
Change in commercial paper and other short-term borrowings, net	500,690	(221,205)
Dividends paid to stockholders	(71,437)	(70,773)
Payments to settle employee tax obligations on exercise of share-based awards	(8,909)	(12,987)
Other	(1,126)	(1,600)
Net cash used in financing activities	(80,782)	(306,565)
Effect of exchange rate changes on cash and cash equivalents	(1,569)	395
Net increase (decrease) in cash and cash equivalents	514,093	(108,442)
Cash and cash equivalents at beginning of period, including cash held for sale (1)	415,861	380,868
Cash and cash equivalents at end of period	$929,954	$272,426
(1) Cash held for sale as of December 31, 2023 and 2022 totaled $17,300 and $0, respectively.

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

1. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim periods and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America ("GAAP") for complete financial statements. These unaudited interim condensed consolidated financial statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes for Dover Corporation ("Dover" or the "Company") for the year ended December 31, 2023, included in the Company's Annual Report on Form 10-K filed with the SEC on February 9, 2024. The year-end condensed consolidated balance sheet was derived from audited financial statements.

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

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
At March 31, 2024, we estimated that $197,329 in revenue is expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. We expect to recognize approximately 75.8% of the Company's unsatisfied (or partially unsatisfied) performance obligations as revenue through 2025, with the remaining balance to be recognized in 2026 and thereafter.

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

The following table provides information about contract assets and contract liabilities from contracts with customers:

	March 31, 2024	December 31, 2023	December 31, 2022
Contract assets - current	$25,024	$19,561	$11,074
Contract liabilities - current	242,058	211,292	256,933
Contract liabilities - non-current	27,845	19,544	19,879

The revenue recognized during the three months ended March 31, 2024 and 2023 that was included in contract liabilities at the beginning of the period amounted to $112,211 and $131,563, respectively.

3. Acquisitions

2024 Acquisitions

During the three months ended March 31, 2024, the Company acquired three businesses in separate transactions for total consideration of $174,300, net of cash acquired and inclusive of contingent consideration of $29,428 (a non-cash financing activity). These businesses were acquired to complement and expand upon existing operations within the Clean Energy & Fueling and Imaging & Identification segments. The goodwill recorded as a result of these acquisitions represents the economic benefits expected to be derived from product line expansions and operational synergies and is non-deductible for income tax purposes.

On January 17, 2024, the Company acquired 100% of the equity interests in the Transchem Group ("Transchem"), a supplier of car wash chemicals and associated solutions, for $48,241, net of cash acquired and inclusive of contingent consideration. The Transchem acquisition expands the Company's chemical product offerings in the Clean Energy & Fueling segment, specializing in wash performance and water reclaim technology that reduces water usage and lowers car wash operators' cost. In connection with this acquisition, the Company recorded goodwill of $23,723 and intangible assets of $26,308, primarily related to customer intangibles.

On January 31, 2024, the Company acquired 100% of the equity interests in Bulloch Technologies, Inc. ("Bulloch"), a provider of point-of-sale ("POS"), forecourt controller and electronic payment server solutions to the convenience retail industry, for $122,315, net of cash acquired and inclusive of contingent consideration. The acquisition of Bulloch expands the Company's offering in North America with highly complementary POS and forecourt solutions within the Clean Energy & Fueling segment. In connection with this acquisition, the Company recorded goodwill of $74,250 and intangible assets of $62,417, primarily related to customer intangibles.

One other immaterial acquisition was completed during the three months ended March 31, 2024, within the Imaging & Identification segment. The acquisition is highly complementary to our existing track and trace solutions business, grows our presence in the European market and adds complementary offerings to our portfolio.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
The following presents the preliminary allocation of purchase price to the assets acquired and liabilities assumed, for all 2024 acquisitions, based on their estimated fair values at acquisition date:

Total
Current assets, net of cash acquired	$17,442
Property, plant and equipment	1,823
Goodwill	97,973
Intangible assets	88,725
Other assets and deferred charges	5,559
Current liabilities	(9,512)
Non-current liabilities	(27,710)
Net assets acquired	$174,300

The amounts assigned to goodwill and major intangible asset classifications for all 2024 acquisitions were as follows:

	Amount allocated	Useful life (in years)
Goodwill - non-deductible	$97,973	na
Customer intangibles	70,698	11 - 13
Unpatented technology	14,141	6 - 8
Trademarks	3,886	15
	$186,698

2023 Acquisitions

There were no acquisitions during the three months ended March 31, 2023.

4. Dispositions

2024 Dispositions

On March 31, 2024, the Company completed the sale of the De-Sta-Co business, an operating company within the Engineered Products segment, for total consideration, net of cash transferred, of $674,727. Of the total consideration, $63,000 will be received in cash upon finalization of closing activities in India, which occurred on April 1, 2024, and China, which is expected to occur in the second quarter. This amount is recorded within prepaid and other current assets in the condensed consolidated balance sheets as of March 31, 2024 representing a non-cash investing activity. This sale resulted in a preliminary pre-tax gain on disposition of $529,943 ($414,970 after-tax) included within the condensed consolidated statements of earnings for the three months ended March 31, 2024. The total consideration and pre-tax gain on disposition are preliminary and subject to standard post-closing adjustments. The sale does not meet the criteria to be classified as a discontinued operation, as it does not represent a strategic shift that will have a major effect on operations and financial results.

2023 Dispositions

There were no dispositions during the three months ended March 31, 2023.

5. Inventories, net

	March 31, 2024	December 31, 2023
Raw materials	$732,332	$696,220
Work in progress	242,424	223,655
Finished goods	397,025	425,561
Subtotal	1,371,781	1,345,436
Less reserves	(126,120)	(119,984)
Total	$1,245,661	$1,225,452

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
6. Property, Plant and Equipment, net

	March 31, 2024	December 31, 2023
Land	$65,811	$66,443
Buildings and improvements	650,290	640,654
Machinery, equipment and other	1,949,172	1,944,470
Property, plant and equipment, gross	2,665,273	2,651,567
Accumulated depreciation	(1,640,935)	(1,619,751)
Property, plant and equipment, net	$1,024,338	$1,031,816

Depreciation expense totaled $39,404 and $37,530 for the three months ended March 31, 2024 and 2023, respectively.

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

The following table provides a rollforward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected.

	2024	2023
Balance at January 1	$31,512	$39,399
Provision for expected credit losses, net of recoveries	3,371	1,422
Amounts written off charged against the allowance	(917)	(727)
Other, including foreign currency translation	(484)	235
Balance at March 31	$33,482	$40,329

8. Goodwill and Other Intangible Assets

The changes in the carrying value of goodwill by reportable operating segments were as follows:

	Engineered Products	Clean Energy & Fueling	Imaging & Identification	Pumps & Process Solutions	Climate & Sustainability Technologies	Total
Balance at January 1, 2024	$659,381	$1,409,302	$1,092,960	$1,208,571	$511,473	$4,881,687
Acquisitions	—	97,973	—	—	—	97,973
Measurement period adjustments	—	—	—	227	371	598
Foreign currency translation	(2,117)	(7,328)	(6,699)	(4,186)	(395)	(20,725)
Balance at March 31, 2024	$657,264	$1,499,947	$1,086,261	$1,204,612	$511,449	$4,959,533

During the three months ended March 31, 2024, the Company recognized additions of $97,973 to goodwill as a result of the acquisitions discussed in Note 3 — Acquisitions, and disposed of $58,663 of goodwill that was previously classified as held for sale as of December 31, 2023. See Note 4 — Dispositions for further details.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

The Company’s definite-lived and indefinite-lived intangible assets by major asset class were as follows:

	March 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Customer intangibles	$2,197,032	$1,117,094	$1,079,938	$2,138,788	$1,094,053	$1,044,735
Trademarks	277,218	150,594	126,624	274,711	147,212	127,499
Patents	205,955	143,981	61,974	206,871	142,719	64,152
Unpatented technologies	289,883	163,815	126,068	277,198	159,148	118,050
Distributor relationships	81,376	64,169	17,207	82,031	63,343	18,688
Other	27,586	10,633	16,953	24,211	10,053	14,158
Total	3,079,050	1,650,286	1,428,764	3,003,810	1,616,528	1,387,282
Unamortized intangible assets:
Trademarks	96,586	—	96,586	96,631	—	96,631
Total intangible assets, net	$3,175,636	$1,650,286	$1,525,350	$3,100,441	$1,616,528	$1,483,913

For the three months ended March 31, 2024 and 2023, amortization expense was $45,305 and $40,366, respectively. Amortization expense is primarily comprised of acquisition-related intangible amortization.

During the three months ended March 31, 2024, the Company acquired $88,725 of intangible assets through acquisitions. These assets were classified as customer intangibles, unpatented technology and trademarks and included in the Climate & Sustainability Technologies segment. See Note 3 — Acquisitions for further details.

9. Restructuring Activities

The Company's restructuring charges by segment were as follows:

	Three Months Ended March 31,
	2024	2023
Engineered Products	$492	$539
Clean Energy & Fueling	4,965	10,144
Imaging & Identification	760	339
Pumps & Process Solutions	1,351	1,326
Climate & Sustainability Technologies	11,070	242
Corporate	17	(114)
Total	$18,655	$12,476

These amounts are classified in the condensed consolidated statements of earnings as follows:
Cost of goods and services	$13,923	$3,473
Selling, general and administrative expenses	4,732	9,003
Total	$18,655	$12,476

The restructuring expenses of $18,655 incurred during the three months ended March 31, 2024 were primarily related to product line exit costs and headcount reductions in the Climate & Sustainability Technologies, Clean Energy & Fueling and Pumps & Process Solutions segments. These restructuring programs were initiated in 2023 and 2024 and the Company will continue to make proactive adjustments to its cost structure to align with current demand trends.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
The Company’s severance and exit accrual activities were as follows:

	Severance	Exit		Total
Balance at January 1, 2024	$18,646	$3,113		$21,759
Restructuring charges	3,539	15,116	(1)	18,655
Payments	(8,427)	(1,689)		(10,116)
Other, including foreign currency translation	(234)	(12,637)	(1)	(12,871)
Balance at March 31, 2024	$13,524	$3,903		$17,427
(1) Exit reserves activity includes non-cash asset charges related to a product line exit within Climate & Sustainability Technologies segment.

10. Borrowings

Borrowings consist of the following:

	March 31, 2024	December 31, 2023
Short-term
Commercial paper	$968,300	$467,600
Other	672	682
Short-term borrowings	$968,972	$468,282

During the three months ended March 31, 2024, commercial paper borrowings increased $500,700. The borrowings outstanding under the commercial paper program had a weighted average annual interest rate of 5.51% as of March 31, 2024 and December 31, 2023.

		Carrying amount (1)
	Principal	March 31, 2024	December 31, 2023
Long-term
3.15% 10-year notes due November 15, 2025	$400,000	$398,905	$398,737
1.25% 10-year notes due November 9, 2026 (euro-denominated)	€600,000	647,410	657,628
0.750% 8-year notes due November 4, 2027 (euro-denominated)	€500,000	538,813	547,342
6.65% 30-year debentures due June 1, 2028	$200,000	199,582	199,557
2.950% 10-year notes due November 4, 2029	$300,000	297,881	297,787
5.375% 30-year debentures due October 15, 2035	$300,000	297,120	297,058
6.60% 30-year notes due March 15, 2038	$250,000	248,420	248,392
5.375% 30-year notes due March 1, 2041	$350,000	345,327	345,258
Other		27	—
Total long-term debt		$2,973,485	$2,991,759
(1) Carrying amount is net of unamortized debt discount and deferred debt issuance costs. Total unamortized debt discounts were $10.4 million and $10.9 million as of March 31, 2024 and December 31, 2023, respectively. Total deferred debt issuance costs were $8.4 million and $8.9 million as of March 31, 2024 and December 31, 2023, respectively.

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

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
On April 6, 2023, the Company entered into a $1.0 billion five-year unsecured revolving credit facility and on April 4, 2024, the Company entered into a new $500.0 million 364-day unsecured revolving credit facility (together, the "Credit Agreements") with a syndicate of banks. The new 364-day credit facility replaced the existing $500.0 million 364-day credit facility, which expired on April 4, 2024. The lenders' commitments under the five-year and 364-day Credit Agreements will terminate and any outstanding loans under the Credit Agreements will mature on April 6, 2028 and April 3, 2025, respectively. The Company may elect to extend the maturity date of any loans under the new 364-day credit facility until April 3, 2026, subject to conditions specified therein. The Credit Agreements are designated as a liquidity back-stop for the Company's commercial paper program and also are available for general corporate purposes. At the Company's election, loans under the Credit Agreements will bear interest at a base rate plus an applicable margin. The Credit Agreements require the Company to pay facility fees and impose various restrictions on the Company such as, among other things, a requirement to maintain a minimum interest coverage ratio of consolidated EBITDA to consolidated net interest expense of not less than 3.0 to 1. As of March 31, 2024 and December 31, 2023, there were no outstanding borrowings under the five-year and then existing 364-day credit facilities.

The Company was in compliance with all covenants in the Credit Agreements and other long-term debt covenants at March 31, 2024 and had an interest coverage ratio of consolidated EBITDA to consolidated net interest expense of 19.1 to 1.

Letters of Credit and other Guarantees

As of March 31, 2024, the Company had approximately $160.0 million outstanding in letters of credit, surety bonds, and performance and other guarantees which primarily expire on various dates through 2032. These letters of credit and bonds are primarily issued as security for insurance, warranty and other performance obligations. In general, we would only be liable for the amount of these guarantees in the event of default in the performance of our obligations, the probability of which is believed to be remote.

11. Financial Instruments

Derivatives

The Company is exposed to market risk for changes in foreign currency exchange rates due to the global nature of its operations and certain commodity risks. In order to manage these risks, the Company has hedged portions of its forecasted sales and purchases which occur within the next twelve months that are denominated in non-functional currencies, with currency forward contracts designated as cash flow hedges. At March 31, 2024 and December 31, 2023, the Company had contracts with total notional amounts of $153,960 and $171,425, respectively, to exchange currencies, principally euro, pound sterling, Swedish krona, Canadian dollar, Chinese yuan, and Swiss franc. The Company believes it is probable that all forecasted cash flow transactions will occur.

In addition, the Company had outstanding contracts with a total notional amount of $81,615 and $84,867 as of March 31, 2024 and December 31, 2023, respectively, that are not designated as hedging instruments. These instruments are used to reduce the Company's exposure for operating receivables and payables that are denominated in non-functional currencies. Gains and losses on these contracts are recorded in other income, net in the condensed consolidated statements of earnings.

The following table sets forth the fair values of derivative instruments held by the Company as of March 31, 2024 and December 31, 2023 and the balance sheet lines in which they are recorded:

	Fair Value Asset (Liability)
	March 31, 2024	December 31, 2023	Balance Sheet Caption
Foreign currency forward	$1,189	$1,675	Prepaid and other current assets
Foreign currency forward	(934)	(874)	Other accrued expenses

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
For a cash flow hedge, the change in estimated fair value of a hedging instrument is recorded in accumulated other comprehensive earnings (loss), net of tax as a separate component of the condensed consolidated statements of stockholders' equity and is reclassified into revenues or cost of goods and services in the condensed consolidated statements of earnings during the period in which the hedged transaction is settled. The amount of gains or losses from hedging activity recorded in earnings is not significant, and the amount of unrealized gains and losses from cash flow hedges that are expected to be reclassified to earnings in the next twelve months is not significant; therefore, additional tabular disclosures are not presented. There are no amounts excluded from the assessment of hedge effectiveness, and the Company's derivative instruments that are subject to credit risk contingent features were not significant.

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

Amounts recognized in other comprehensive earnings for the gains (losses) on net investment hedges were as follows:

	Three Months Ended March 31,
	2024	2023
Gain (loss) on euro-denominated debt	$18,974	$(18,247)
Tax (expense) benefit	(4,386)	4,050
Net gain (loss) on net investment hedges, net of tax	$14,588	$(14,197)

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

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
	Level 2	Level 2
Assets:
Foreign currency cash flow hedges	$1,189	$1,675
Liabilities:
Foreign currency cash flow hedges	934	874

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

The estimated fair value of long-term debt at March 31, 2024 and December 31, 2023, was $2,910,785 and $2,950,401, respectively. The estimated fair value of long-term debt is based on quoted market prices for similar instruments and is, therefore, classified as Level 2 within the fair value hierarchy.

The carrying values of cash and cash equivalents, trade receivables, accounts payable and short-term borrowings approximate their fair values as of March 31, 2024 and December 31, 2023 due to the short-term nature of these instruments.

12. Income Taxes

The effective tax rates for the three months ended March 31, 2024 and 2023 were 20.9% and 20.2%, respectively. The increase in the effective tax rate for the three months ended March 31, 2024 relative to the prior year comparable period was primarily driven by the gain on the sale of De-Sta-Co.

Dover and its subsidiaries file tax returns in the U.S., including various state and local returns, and in other foreign jurisdictions. We believe adequate provision has been made for all income tax uncertainties. The Company is routinely audited by taxing authorities in its filing jurisdictions, and a number of these audits are currently underway. The Company believes that within the next twelve months uncertain tax positions may be resolved and statutes of limitations will expire, which could result in a decrease in the gross amount of unrecognized tax benefits of approximately $0 to $4,438.

13. Equity Incentive Program

The Company typically makes its annual grants of equity awards pursuant to actions taken by the Compensation Committee of the Board of Directors at its regularly scheduled first quarter meeting. During the three months ended March 31, 2024, the Company issued stock-settled appreciation rights ("SARs") covering 348,324 shares, performance share awards ("PSAs") of 42,536 and restricted stock units ("RSUs") of 79,821. During the three months ended March 31, 2023, the Company issued SARs covering 358,322 shares, PSAs of 43,656 and RSUs of 78,029.

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

The assumptions used in determining the fair value of the SARs awarded during the respective periods were as follows:

	SARs
	2024	2023
Risk-free interest rate	4.13%	3.91%
Dividend yield	1.28%	1.32%
Expected life (years)	5.5	5.4
Volatility	31.32%	30.65%
Grant price	$160.11	$153.25
Fair value per share at date of grant	$51.17	$47.27

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
The PSAs granted in 2024 vest based on the attainment of two equally weighted measures: (i) Dover’s performance relative to established internal metrics (performance condition) and (ii) Dover's performance relative to its peer group (companies listed under the S&P 500 Industrials sector; market condition).

The grant date fair value of the performance condition portion is determined using Dover’s closing stock price at the date of grant and the amount of expense recognized over the vesting period is subject to adjustment based on the expected attainment of the performance condition. The fair value per share at the date of grant for the 2024 performance condition portion is $177.19.

The grant date fair value of the 2024 market condition portion, and all 2023 PSAs, is determined using the Monte Carlo simulated model. The amount of expense recognized over the vesting period is not subject to change based on future market conditions. The assumptions used in the Monte Carlo model to determine the fair value of the PSAs granted in the respective periods were as follows:

	PSAs
	2024	2023
Risk-free interest rate	4.37%	4.28%
Dividend yield	1.15%	1.32%
Expected life (years)	2.8	2.9
Volatility	23.30%	27.30%
Grant price	$177.19	$153.25
Fair value per share at date of grant	$287.62	$249.48

The performance and vesting periods for all 2024 and 2023 PSAs is three years.

The Company also has granted RSUs, and the fair value of these awards was determined using Dover's closing stock price on the date of grant, which was $160.11 and $153.25 for RSUs granted in 2024 and 2023, respectively.

Stock-based compensation is reported within selling, general and administrative expenses in the condensed consolidated statements of earnings. The following table summarizes the Company’s compensation expense relating to all stock-based incentive plans:

	Three Months Ended March 31,
	2024	2023
Pre-tax stock-based compensation expense	$15,159	$12,282
Tax benefit	(1,668)	(1,364)
Total stock-based compensation expense, net of tax	$13,491	$10,918

14. Commitments and Contingent Liabilities

Litigation

A few of the Company’s subsidiaries are involved in legal proceedings relating to the cleanup of waste disposal sites identified under federal and state statutes which provide for the allocation of such costs among "potentially responsible parties." In each instance, the extent of the Company’s liability appears to be relatively insignificant in relation to the total projected expenditures and the number of other "potentially responsible parties" involved and is anticipated to be immaterial to the Company. In addition, a few of the Company’s subsidiaries are involved in ongoing remedial activities at certain current and former plant sites, in cooperation with regulatory agencies, and appropriate estimated liabilities have been established. At March 31, 2024 and December 31, 2023, these estimated liabilities for environmental and other matters, including private party claims for exposure to hazardous substances that are probable and estimable, were not significant.

The Company and some of its subsidiaries are also parties to a number of other legal proceedings incidental to their businesses. These proceedings primarily involve claims by private parties alleging injury arising out of use of the Company’s products, patent infringement, employment matters and commercial disputes. Management and legal counsel, at least quarterly, review

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
the probable outcome of such proceedings, the costs and expenses reasonably expected to be incurred and currently accrued to-date and consider the availability and extent of insurance coverage. The Company has estimated liabilities for these other legal matters that are probable and estimable, and at March 31, 2024 and December 31, 2023, these estimated liabilities were immaterial. While it is not possible at this time to predict the outcome of these legal actions, in the opinion of management, based on the aforementioned reviews, the Company is not currently involved in any legal proceedings which, individually or in the aggregate, could have a material effect on its financial position, results of operations, or cash flows.

Warranty Accruals

Estimated warranty program claims are provided for at the time of sale of the Company's products. Amounts provided for are based on historical costs and adjusted for new claims and are included within other accrued expenses and other liabilities in the condensed consolidated balance sheets. The changes in the carrying amount of product warranties through March 31, 2024 and 2023, were as follows:

	2024	2023
Balance at January 1	$50,864	$48,449
Provision for warranties	21,169	16,166
Settlements made	(18,425)	(15,812)
Other adjustments, including acquisitions and currency translation	(1,102)	311
Balance at March 31	$52,506	$49,114

15. Other Comprehensive Earnings

Amounts reclassified from accumulated other comprehensive loss to earnings during the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
	2024	2023
Foreign currency translation:
Reclassification of foreign currency translation losses to earnings	$13,931	$—
Tax benefit	—	—
Net of tax	$13,931	$—
Pension plans:
Amortization of actuarial (gain) loss	$(474)	$(641)
Amortization of prior service (credits) costs	(191)	289
Total before tax	(665)	(352)
Tax provision	139	82
Net of tax	$(526)	$(270)
Cash flow hedges:
Net (gain) loss reclassified into earnings	$(593)	$1,073
Tax provision (benefit)	120	(227)
Net of tax	$(473)	$846

The Company recognizes the amortization of net actuarial gains and losses and prior service costs and credits in other income, net within the condensed consolidated statements of earnings.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
16. Segment Information

The Company categorizes its operating companies into five reportable segments as follows:

•Engineered Products segment provides a wide range of equipment, components, software, solutions and services to the vehicle aftermarket, waste handling, aerospace and defense, industrial winch and hoist, and fluid dispensing end-markets.

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

•Pumps & Process Solutions segment manufactures specialty pumps and flow meters, fluid transfer connectors, highly engineered precision components, instruments and digital controls for rotating and reciprocating machines, polymer processing equipment, serving single-use biopharmaceutical production, diversified industrial manufacturing applications, chemical production, plastics and polymer processing, midstream and downstream oil and gas, clean energy markets, thermal management, food and beverage, semiconductor production and medical applications and other end-markets.

•Climate & Sustainability Technologies segment is a provider of innovative and energy-efficient equipment, components and parts for the commercial refrigeration, heating and cooling and beverage can-making equipment end-markets.

Management uses segment earnings to evaluate segment performance and allocate resources. Segment earnings is defined as earnings before purchase accounting expenses, restructuring and other costs (benefits), loss (gain) on disposition, disposition costs, corporate expenses/other, interest expense, interest income and provision for income taxes.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
Segment financial information and a reconciliation of segment results to consolidated results were as follows:

	Three Months Ended March 31,
	2024	2023
Revenue:
Engineered Products	$543,140	$497,549
Clean Energy & Fueling	445,053	430,729
Imaging & Identification	276,806	283,091
Pumps & Process Solutions	465,729	413,881
Climate & Sustainability Technologies	364,292	455,325
Intersegment eliminations	(1,079)	(1,552)
Total consolidated revenue	$2,093,941	$2,079,023
Net earnings:
Segment earnings:
Engineered Products	$103,969	$84,275
Clean Energy & Fueling	69,675	73,605
Imaging & Identification	69,959	68,315
Pumps & Process Solutions	118,737	115,244
Climate & Sustainability Technologies	50,759	73,778
Total segment earnings	413,099	415,217
Purchase accounting expenses (1)	45,551	42,679
Restructuring and other costs (2)	24,684	14,053
Gain on disposition (3)	(529,943)	—
Corporate expense / other (4)	42,317	40,072
Interest expense	36,365	34,214
Interest income	(4,757)	(2,091)
Earnings before provision for income taxes	798,882	286,290
Provision for income taxes	166,661	57,716
Net earnings	$632,221	$228,574
(1) Purchase accounting expenses are primarily comprised of amortization of acquired intangible assets.
(2) Restructuring and other costs relate to actions taken for headcount reductions, facility consolidations and site closures, product line exits, and other asset charges. Restructuring and other costs consist of the following:

	Three Months Ended March 31,
	2024	2023
Restructuring	$18,655	$12,476
Other costs, net	6,029	1,577
Restructuring and other costs	$24,684	$14,053
(3) Gain on disposition due to the sale of De-Sta-Co in the Engineered Products segment.
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

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
The following table presents revenue disaggregated by geography based on the location of the Company's customers:

	Three Months Ended March 31,
Revenue by geography	2024	2023
United States	$1,222,692	$1,171,364
Europe	432,913	432,841
Asia	203,074	214,850
Other Americas	164,303	172,185
Other	70,959	87,783
Total	$2,093,941	$2,079,023
17. Stockholders' Equity

Share Repurchases

In August 2023, the Company's Board of Directors approved a new standing share repurchase authorization whereby the Company may repurchase up to 20 million shares beginning on January 1, 2024 through December 31, 2026.

On February 29, 2024, the Company entered into a $500,000 accelerated share repurchase agreement (the "ASR Agreement") with Citibank, N.A. ("Citibank") to repurchase its shares in an accelerated share repurchase program (the "ASR Program"). The ASR Program is classified as equity, initially recorded at fair value with no subsequent remeasurement. The Company conducted the ASR Program under the current share repurchase authorization. The Company funded the ASR Program with proceeds from commercial paper.

Under the terms of the ASR Agreement, the Company paid Citibank $500,000 on March 1, 2024 and on that date received initial delivery of 2,569,839 shares, representing a substantial majority of the shares expected to be retired over the course of the ASR Agreement. The total number of shares ultimately repurchased under the ASR Agreement will be based on the daily volume-weighted average share price of Dover's common stock during the calculation period of the ASR Program, less a discount. The ASR Program is scheduled to be completed in the third quarter of 2024, subject to postponement or acceleration under the terms of the ASR Agreement. The impact of any shares that may be received at the completion of the ASR Program is anti-dilutive and therefore excluded from the calculation of diluted earnings per share. The actual number of shares repurchased will be determined at the completion of the ASR Program.

In the three months ended March 31, 2024 and 2023, exclusive of the ASR Program, there were no share repurchases. As of March 31, 2024, 17,430,161 shares remain authorized for repurchase under the August 2023 share repurchase authorization.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
18. Earnings per Share

The following table sets forth a reconciliation of the information used in computing basic and diluted earnings per share:

	Three Months Ended March 31,
	2024	2023
Net earnings	$632,221	$228,574
Basic earnings per common share:
Net earnings	$4.55	$1.64
Weighted average shares outstanding	139,051,000	139,757,000
Diluted earnings per common share:
Net earnings	$4.52	$1.63
Weighted average shares outstanding	139,869,000	140,616,000

The following table is a reconciliation of the share amounts used in computing earnings per share:

	Three Months Ended March 31,
	2024	2023
Weighted average shares outstanding - basic	139,051,000	139,757,000
Dilutive effect of assumed exercise of SARs and vesting of performance shares and RSUs	818,000	859,000
Weighted average shares outstanding - diluted	139,869,000	140,616,000

Diluted earnings per share amounts are computed using the weighted average number of common shares outstanding and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of SARs and vesting of performance shares and RSUs, as determined using the treasury stock method.

The weighted average number of anti-dilutive potential common shares excluded from the calculation above were approximately 107,000 and 88,000 for the three months ended March 31, 2024 and 2023, respectively.

19. Recent Accounting Pronouncements

Recently Issued Accounting Standards

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendment requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating this ASU to determine its impact on the Company's disclosures.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
Recently Adopted Accounting Standard

In September 2022, the FASB issued ASU No. 2022-04 Liabilities-Supplier Finance Programs (Topic 405-50): Disclosure of Supplier Finance Program Obligations. The amendments in this update require a buyer in a supplier finance program to disclose information about the program's nature, activity during the period, changes from period to period, and potential magnitude. The Company adopted the guidance when it became effective on January 1, 2023, except for the rollforward requirement, which was adopted when it became effective January 1, 2024. The adoption did not have a material impact on the Company's condensed consolidated financial statements.

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

Outstanding payments related to the SCF program are recorded within accounts payable in our condensed consolidated balance sheets. As of the March 31, 2024 and December 31, 2023 amounts due to the SCF financial institution were approximately $181,552 and $193,600, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Refer to the section below entitled "Special Note Regarding Forward-Looking Statements" for a discussion of factors that could cause our actual results to differ from the forward-looking statements contained below and throughout this quarterly report.

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

Dover's five operating segments are as follows:

•Our Engineered Products segment provides a wide range of equipment, components, software, solutions and services to the vehicle aftermarket, waste handling, aerospace and defense, industrial winch and hoist, and fluid dispensing end-markets.

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

•Our Pumps & Process Solutions segment manufactures specialty pumps and flow meters, fluid transfer connectors, highly engineered precision components, instruments and digital controls for rotating and reciprocating machines, polymer processing equipment, serving single-use biopharmaceutical production, diversified industrial manufacturing applications, chemical production, plastics and polymer processing, midstream and downstream oil and gas, clean energy markets, thermal management, food and beverage, semiconductor production and medical applications and other end-markets.

•Our Climate & Sustainability Technologies segment is a provider of innovative and energy-efficient equipment, components and parts for the commercial refrigeration, heating and cooling and beverage can-making equipment end-markets.

In the first quarter of 2024, revenue was $2.1 billion, which increased $14.9 million, or 0.7%, as compared to the first quarter of 2023. This was driven by acquisition-related revenue growth of 2.0% partially offset by organic revenue decline of 1.3%. The strong performance in several key markets was largely offset by known headwinds in Climate & Sustainability Technologies.

The 1.3% organic revenue decline for the first quarter of 2024 was due to our Climate & Sustainability Technologies and Imaging & Identification segments which had a decline of 20.3% and 1.6%, respectively. The decline was partially offset by the Engineered Products, Pumps & Process Solutions and Clean Energy & Fueling segments which had growth of 9.2%, 4.5% and 1.4%, respectively. For further information, see "Segment Results of Operations" within this Item 2.

From a geographic perspective, organic revenue for the U.S., our largest market, increased 1.3% in the first quarter of 2024 compared to the prior year comparable quarter. Organic revenue decreased for Other Americas, Asia and Europe by 5.5%, 4.9% and 0.5%, respectively.

Bookings were $2.2 billion for the three months ended March 31, 2024, an increase of $101.5 million, or 4.8% compared to the prior year comparable quarter. Included in this result was organic growth of 3.0% and acquisition-related growth of 1.9%, partially offset by an unfavorable impact from foreign currency translation of 0.1%. The organic bookings growth was primarily driven by prevailing demand conditions, normalized lead times and better customer and channel partner inventory levels.

Restructuring and other costs for the three months ended March 31, 2024 were $24.7 million which included restructuring charges of $18.7 million and other costs of $6.0 million. Restructuring and other costs were primarily related to product line exit costs in the Climate & Sustainability Technologies. For further discussion related to our restructuring and other costs, see "Restructuring and Other Costs (Benefits)," within this Item 2.

During the three months ended March 31, 2024, the Company acquired three businesses in separate transactions for total consideration of $174.3 million, net of cash acquired and inclusive of contingent consideration of $29.4 million (a non-cash investing activity). See Note 3 — Acquisitions in the condensed consolidated financial statements in Item 1 of this Form 10-Q for further details.

On March 31, 2024, the Company completed the sale of the De-Sta-Co business for total consideration, net of cash transferred, of $674.7 million. This sale resulted in a preliminary pre-tax gain on disposition of $529.9 million included within the condensed consolidated statements of earnings for the three months ended March 31, 2024. See Note 4 — Dispositions in the condensed consolidated financial statements in Item 1 of this Form 10-Q for further details.

On February 29, 2024, the Company entered into a $500 million accelerated share repurchase agreement (the "ASR Agreement") with Citibank, N.A. ("Citibank") to repurchase its shares in an accelerated share repurchase program (the "ASR Program"). The Company funded the ASR Program with proceeds from commercial paper. Under the terms of the ASR Agreement, the Company paid Citibank $500 million on March 1, 2024 and on that date received initial delivery of 2,569,839 shares, representing a substantial majority of the shares expected to be retired over the course of the ASR Agreement. See Note 17 — Stockholders' Equity in the condensed consolidated financial statements in Item 1 of this Form 10-Q for further details.

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended March 31,
(dollars in thousands, except per share figures)	2024	2023	% / Point Change
Revenue	$2,093,941	$2,079,023	0.7%
Cost of goods and services	1,336,686	1,332,004	0.4%
Gross profit	757,255	747,019	1.4%
Gross profit margin	36.2%	35.9%	0.3
Selling, general and administrative expenses	463,124	432,414	7.1%
Selling, general and administrative expenses as a percent of revenue	22.1%	20.8%	1.3
Operating earnings	294,131	314,605	(6.5)%
Interest expense	36,365	34,214	6.3%
Interest income	(4,757)	(2,091)	127.5%
Gain on disposition	(529,943)	—	nm*
Other income, net	(6,416)	(3,808)	nm*
Earnings before provision for income taxes	798,882	286,290	179.0%
Provision for income taxes	166,661	57,716	188.8%
Effective tax rate	20.9%	20.2%	0.7
Net earnings	$632,221	$228,574	176.6%
Net earnings per common share - diluted	$4.52	$1.63	177.3%
* nm - not meaningful

Revenue

Revenue for the three months ended March 31, 2024 increased $14.9 million, or 0.7%, from the prior year comparable quarter. The increase in revenue was driven by acquisition-related revenue growth of 2.0% partially offset by organic revenue which declined 1.3%, primarily due to lower revenue in our Climate & Sustainability Technologies segment. Customer pricing favorably impacted revenue by approximately 1.6% in the first quarter of 2024 and by 5.1% in the prior year comparable quarter.

Gross Profit

Gross profit for the three months ended March 31, 2024 increased $10.2 million, or 1.4%, and gross profit margin increased 30 basis points to 36.2%, versus the prior year comparable quarter. Gross profit margin increased driven by benefits from pricing and productivity actions, partially offset by lower volumes across some of the Company's businesses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2024 increased $30.7 million, or 7.1%, from the prior year comparable quarter, primarily driven by increased employee compensation and benefits, amortization costs and insurance costs. As a percentage of revenue, selling, general and administrative expenses increased 130 basis points as compared to the prior year comparable quarter to 22.1%.

Research and development costs, including qualifying engineering costs, are expensed when incurred and amounted to $40.1 million and $38.0 million for the three months ended March 31, 2024 and 2023, respectively. These costs as a percentage of revenue were 1.9% and 1.8% for the three months ended March 31, 2024 and 2023, respectively.

Gain on Disposition

Gain on disposition of $529.9 million was due to the sale of the De-Sta-Co business on March 31, 2024. See Note 4 — Dispositions in the condensed consolidated financial statements in Item 1 of this Form 10-Q for further details.

Other Income, net

Other income, net includes non-service pension benefit, deferred compensation plan investments gain or loss, earnings or charges from equity method investments, foreign exchange gain or loss, and various other items. Other income, net for the three months ended March 31, 2024 increased $2.6 million from the prior year comparable quarter driven by various immaterial items.

Income Taxes

The effective tax rates for the three months ended March 31, 2024 and 2023 were 20.9% and 20.2%, respectively. The increase in the effective tax rate for the three months ended March 31, 2024 relative to the prior year comparable quarter was primarily driven by the gain on the sale of De-Sta-Co.

The Company is monitoring the changes in tax laws resulting from the Organization for Economic Cooperation and Development’s multi-jurisdictional plan of action to address base erosion and profit shifting. We do not expect this to have a material impact on our effective tax rate.

See Note 12 — Income Taxes in the condensed consolidated financial statements in Item 1 of this Form 10-Q for additional details.

Net earnings

Net earnings for the three months ended March 31, 2024 increased 176.6% to $632.2 million, or $4.52 diluted earnings per share, from $228.6 million, or $1.63 diluted earnings per share, in the prior year comparable quarter. The increase in net earnings is driven by the after-tax gain on the sale of De-Sta-Co of $415.0 million.

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

We report organic revenue growth, which excludes the impact of foreign currency exchange rates and the impact of acquisitions and divestitures. See "Non-GAAP Disclosures" at the end of this Item 2.

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

Engineered Products
Our Engineered Products segment provides a wide range of equipment, components, software, solutions and services to the vehicle aftermarket, waste handling, aerospace and defense, industrial winch and hoist, and fluid dispensing end-markets.

	Three Months Ended March 31,
(dollars in thousands)	2024	2023	% Change
Revenue	$543,140	$497,549	9.2%

Segment earnings	$103,969	$84,275	23.4%

Segment margin	19.1%	16.9%

Operational metrics:
Bookings	$541,982	$536,472	1.0%

Components of revenue growth:
Organic growth			9.2%
Foreign currency translation			—%
Total revenue growth			9.2%

First Quarter 2024 Compared to the First Quarter 2023

Engineered Products revenue for the first quarter of 2024 increased $45.6 million, or 9.2%, as compared to the first quarter of 2023, driven by organic growth of 9.2%. Customer pricing favorably impacted revenue in the first quarter of 2024 by approximately 1.6% and by 4.1% in the prior year comparable quarter.

The organic revenue growth was primarily driven by continued robust demand in our waste handling business as national and regional waste haulers and municipal governments invest to upgrade their refuse collection vehicle fleets and implement our leading digital technologies to drive efficiencies in waste collection. Our aerospace and defense business also saw continued solid demand in the quarter. We expect positive organic growth trends to continue through 2024 on the back of robust customer demand in waste handling, growth in aerospace and defense, and improving demand conditions and easier comparable periods in our vehicle service business.

Engineered Products segment earnings increased $19.7 million, or 23.4%, compared to the first quarter of 2023. The increase was primarily driven by organic volume increases, favorable price versus cost dynamics, and productivity initiatives. As a result, segment margin increased to 19.1% from 16.9% as compared to the prior year comparable quarter.

Bookings increased 1.0% for the segment, driven by organic growth of 1.0%. The organic bookings growth was broad-based, but most notable in our waste handling and vehicle service businesses. Segment book-to-bill was 1.00.

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

	Three Months Ended March 31,
(dollars in thousands)	2024	2023	% Change
Revenue	$445,053	$430,729	3.3%

Segment earnings	$69,675	$73,605	(5.3)%

Segment margin	15.7%	17.1%

Operational metrics:
Bookings	$471,610	$454,526	3.8%

Components of revenue growth:
Organic growth			1.4%
Acquisitions			1.9%
Foreign currency translation			—%
Total revenue growth			3.3%

First Quarter 2024 Compared to the First Quarter 2023

Clean Energy & Fueling revenue for the first quarter of 2024 increased $14.3 million, or 3.3%, as compared to the first quarter of 2023, driven by acquisition growth of 1.9% and organic growth of 1.4%. Customer pricing favorably impacted revenue in the first quarter of 2024 by approximately 2.8% and by 4.5% in the prior year comparable quarter.

The organic revenue growth was primarily driven by increased year-over-year pricing and demand in dispensers, especially in Europe and Latin America, growth in cryogenic gases, and the recovery in below ground retail fueling equipment, partially offset by lower shipments in liquefied petroleum gas components and higher cost of capital headwinds in vehicle wash solutions. We expect the organic growth rate to continue into the second quarter and remain positive in the second half of the year.

Clean Energy & Fueling segment earnings decreased $3.9 million, or 5.3%, over the prior year comparable quarter. The decrease was primarily due to lower volumes and unfavorable product mix. Segment margin decreased to 15.7% from 17.1% in the prior year comparable quarter.

Overall bookings increased 3.8% as compared to the prior year comparable quarter, driven by acquisition growth of 2.1%, organic growth of 1.6% and a favorable impact from foreign currency translation of 0.1%. The organic bookings growth was primarily driven by increased year over year orders in clean energy components, vehicle wash solutions, and fluid transfer systems equipment. Segment book-to-bill was 1.06.

Imaging & Identification

Our Imaging & Identification segment supplies precision marking and coding, product traceability, brand protection and digital textile printing equipment, as well as related consumables, software and services to the global packaged and consumer goods, pharmaceutical, industrial manufacturing, textile and other end-markets.

	Three Months Ended March 31,
(dollars in thousands)	2024	2023	% Change
Revenue	$276,806	$283,091	(2.2)%

Segment earnings	$69,959	$68,315	2.4%

Segment margin	25.3%	24.1%

Operational metrics:
Bookings	$278,433	$290,712	(4.2)%

Components of revenue decline:
Organic decline			(1.6)%
Acquisitions			0.3%
Foreign currency translation			(0.9)%
Total revenue decline			(2.2)%

First Quarter 2024 Compared to the First Quarter 2023

Imaging & Identification revenue for the first quarter of 2024 decreased $6.3 million, or 2.2%, as compared to the first quarter of 2023, comprised of an organic decline of 1.6% and an unfavorable impact from foreign currency translation of 0.9%, partially offset by acquisition-related growth of 0.3%. Customer pricing favorably impacted revenue in the first quarter of 2024 by approximately 3.6% and by 6.7% in the prior year comparable quarter.

The organic revenue decline was primarily due to lower marking and coding printer shipments in the United States and Europe, partially offset by strong consumables and aftermarket sales. We expect the organic growth outlook to improve as we move through the year in 2024, driven by customer pricing, increased demand for marking and coding equipment and consumables, and serialization software.

Imaging & Identification segment earnings increased $1.6 million, or 2.4%, over the prior year comparable quarter. This increase was primarily driven by pricing initiatives, cost controls, and higher mix of consumables and aftermarket shipments, which more than offset the negative impact of reduced organic volumes and an unfavorable impact from foreign currency translation. Segment margin increased to 25.3% from 24.1% in the prior year comparable quarter.

Overall bookings decreased 4.2% as compared to the prior year comparable quarter, reflecting an organic decline of 3.4% and an unfavorable impact from foreign currency translation of 1.0%, offset by acquisition growth 0.2%. The organic bookings decline was primarily due to reduced order intake and timing in our marking and coding and digital textile printing businesses. Segment book-to-bill was 1.01.

Pumps & Process Solutions

Our Pumps & Process Solutions segment manufactures specialty pumps and flow meters, fluid transfer connectors, highly engineered precision components, instruments and digital controls for rotating and reciprocating machines, polymer processing equipment, serving single-use biopharmaceutical production, diversified industrial manufacturing applications, chemical production, plastics and polymer processing, midstream and downstream oil and gas, clean energy markets, thermal management, food and beverage, semiconductor production and medical applications and other end-markets.

	Three Months Ended March 31,
(dollars in thousands)	2024	2023	% Change
Revenue	$465,729	$413,881	12.5%

Segment earnings	$118,737	$115,244	3.0%

Segment margin	25.5%	27.8%

Operational metrics:
Bookings	$473,632	$464,297	2.0%

Components of revenue growth:
Organic growth			4.5%
Acquisitions			7.5%
Foreign currency translation			0.5%
Total revenue growth			12.5%

First Quarter 2024 Compared to the First Quarter 2023

Pumps & Process Solutions revenue for the first quarter of 2024 increased $51.8 million, or 12.5%, as compared to the first quarter of 2023, driven by acquisition-related growth of 7.5%, organic growth of 4.5%, and a favorable impact from foreign currency translation of 0.5%. Acquisition-related growth was driven by the acquisition of FW Murphy Production Controls business ("FW Murphy") in the fourth quarter of 2023. Customer pricing favorably impacted revenue in the first quarter of 2024 by approximately 1.4% and by 4.9% in the prior year comparable quarter.

The organic revenue growth was primarily driven by increased revenues in our precision components and plastics and polymer processing solutions businesses, as well as increased shipments for single-use components used in biopharmaceutical manufacturing as our channel partners and end customers have largely completed multi-year inventory reduction initiatives. Overall, we expect positive demand trends for the remainder of the year in connectors, supported by improving customer sentiment in bioprocessing along with recent specification wins in liquid cooling for high performance computing and data center applications, as well as continued solid demand in precision components. We expect this to be partially offset by slower expected demand in our polymer processing equipment business.

Pumps & Process Solutions segment earnings increased $3.5 million, or 3.0%, over the prior year comparable quarter. The increase was driven by the favorable impact from the FW Murphy acquisition, along with the positive impact of increased volumes, pricing initiatives and productivity actions, partially offset by a negative impact from product mix. Segment margin decreased to 25.5% from 27.8% from the prior year comparable quarter due to project mix within polymer processing solutions and growth investments in thermal connectors.

Overall bookings increased 2.0% as compared to the prior year comparable quarter, with an acquisition-related growth of 6.3% and a favorable impact from foreign currency translation of 0.3%, partially offset by an organic decline of 4.6%. The organic bookings decline was primarily due to reduced orders in our polymer processing equipment business, partially offset by positive demand trends in connectors, supported by improving customer sentiment in bioprocessing along with recent specification wins in high performance computing applications. Segment book-to-bill was 1.02.

Climate & Sustainability Technologies
Our Climate & Sustainability Technologies segment is a provider of innovative and energy-efficient equipment, components and parts for the commercial refrigeration, heating and cooling and beverage can-making equipment end-markets.

	Three Months Ended March 31,
(dollars in thousands)	2024	2023	% Change
Revenue	$364,292	$455,325	(20.0)%

Segment earnings	$50,759	$73,778	(31.2)%

Segment margin	13.9%	16.2%

Operational metrics:
Bookings	$453,086	$371,643	21.9%

Components of revenue decline:
Organic decline			(20.3)%
Acquisitions			0.6%
Foreign currency translation			(0.3)%
Total revenue decline			(20.0)%

First Quarter 2024 Compared to the First Quarter 2023

Climate & Sustainability Technologies revenue decreased $91.0 million, or 20.0%, as compared to the first quarter of 2023, reflecting organic revenue decline of 20.3% and an unfavorable impact from foreign currency translation of 0.3%, partially offset by acquisition-related growth of 0.6%. Customer pricing unfavorably impacted revenue in the first quarter of 2024 by approximately 0.6% and favorably impacted by 5.9% in the prior year comparable quarter.

The organic revenue decline was due primarily to near-term, transient slowing in heat exchanger demand in Europe due to HVAC OEMs efforts to reduce component inventories, as well as continued headwinds in new beverage can-making equipment sales as customers pivot from new equipment investment to scaling production and expanding utilization of recent capacity additions. We expect organic revenue declines to continue into the second quarter, with improvement expected in the second half of 2024 on continued strong retail refrigeration demand, driven by growing demand for low-GWP (global warming potential) CO2 refrigerant systems, as well as improved demand for heat exchangers in Europe.

Climate & Sustainability Technologies segment earnings decreased $23.0 million, or 31.2%, as compared to the first quarter of 2023. The segment earnings decrease was primarily due to lower volumes in heat exchangers and beverage can-making equipment, partially offset by productivity initiatives and cost reduction actions. Segment margin decreased to 13.9% from 16.2% in the prior year comparable quarter.

Bookings in the first quarter of 2024 increased 21.9% from the prior year comparable quarter, reflecting organic growth of 22.3% partially offset by an unfavorable impact from foreign currency translation of 0.4%. The organic bookings growth was principally driven by favorable demand trends across retail refrigeration, including continued strong demand for low-GWP (global warming potential) CO2 refrigerant systems which resulted in the booking of several large customer orders in the first quarter. This was partially offset by temporary reductions in heat exchanger demand in Europe. Segment book-to-bill for the first quarter of 2024 was 1.24.

Reconciliation of Segment Earnings to Net Earnings

	Three Months Ended March 31,
(in thousands)	2024	2023
Net earnings:
Segment earnings:
Engineered Products	$103,969	$84,275
Clean Energy & Fueling	69,675	73,605
Imaging & Identification	69,959	68,315
Pumps & Process Solutions	118,737	115,244
Climate & Sustainability Technologies	50,759	73,778
Total segment earnings	413,099	415,217
Purchase accounting expenses (1)	45,551	42,679
Restructuring and other costs (2)	24,684	14,053
Gain on disposition (3)	(529,943)	—
Corporate expense / other (4)	42,317	40,072
Interest expense	36,365	34,214
Interest income	(4,757)	(2,091)
Earnings before provision for income taxes	798,882	286,290
Provision for income taxes	166,661	57,716
Net earnings	$632,221	$228,574
(1) Purchase accounting expenses are primarily comprised of amortization of acquired intangible assets.
(2) Restructuring and other costs relate to actions taken for headcount reductions, facility consolidations and site closures, product line exits, and other asset charges.
(3) Gain on disposition due to the sale of De-Sta-Co in the Engineered Products segment.
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

Restructuring and Other Costs (Benefits)

Restructuring and other costs are not presented in our segment earnings because these costs are excluded from the segment operating performance measure reviewed by management. During the three months ended March 31, 2024, we incurred restructuring charges of $18.7 million and other costs, net of $6.0 million. Restructuring charges for the three months ended March 31, 2024 primarily related to product line exit costs and headcount reductions in the Climate & Sustainability Technologies, Clean Energy & Fueling and Pumps & Process Solutions segments. These restructuring programs were initiated in 2023 and 2024 and the Company will continue to make proactive adjustments to its cost structure to align with current demand trends. Other costs, net of $6.0 million for the three months ended March 31, 2024, were primarily due to a non-cash asset impairment charge in our Climate & Sustainability Technologies segment. These restructuring and other charges were recorded in cost of goods and services and selling, general and administrative expenses in the condensed consolidated statement of earnings. Additional programs beyond the scope of the announced programs may be implemented during 2024 with related restructuring charges.

We recorded the following restructuring and other costs for the three months ended March 31, 2024:

	Three Months Ended March 31, 2024
(in thousands)	Engineered Products	Clean Energy & Fueling	Imaging & Identification	Pumps & Process Solutions	Climate & Sustainability Technologies	Corporate	Total
Restructuring	$492	$4,965	$760	$1,351	$11,070	$17	$18,655
Other costs, net	685	659	469	57	3,450	709	6,029
Restructuring and other costs	$1,177	$5,624	$1,229	$1,408	$14,520	$726	$24,684

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

We recorded the following restructuring and other costs for the three months ended March 31, 2023:

	Three Months Ended March 31, 2023
(in thousands)	Engineered Products	Clean Energy & Fueling	Imaging & Identification	Pumps & Process Solutions	Climate & Sustainability Technologies	Corporate	Total
Restructuring	$539	$10,144	$339	$1,326	$242	$(114)	$12,476
Other costs (benefits), net	25	1,068	353	(47)	172	6	1,577
Restructuring and other costs (benefits)	$564	$11,212	$692	$1,279	$414	$(108)	$14,053

Purchase Accounting Expenses

Purchase accounting expenses primarily relate to amortization of acquired intangible assets. These expenses are not presented in our segment earnings because they are excluded from the segment operating performance measure reviewed by management. These expenses reconcile to segment earnings as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Purchase Accounting Expenses
Engineered Products	$3,994	$5,804
Clean Energy & Fueling	20,957	19,567
Imaging & Identification	5,741	5,606
Pumps & Process Solutions	9,811	6,877
Climate & Sustainability Technologies	5,048	4,825
Total	$45,551	$42,679

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

Cash Flow Summary

The following table is derived from our condensed consolidated statements of cash flows:

	Three Months Ended March 31,
Cash Flows from Operations (in thousands)	2024	2023
Net cash flows provided by (used in):
Operating activities	$166,593	$241,284
Investing activities	429,851	(43,556)
Financing activities	(80,782)	(306,565)

Operating Activities

Cash flow from operating activities for the three months ended March 31, 2024 decreased by $74.7 million compared to March 31, 2023, primarily due to the timing of receivables collections and investments in inventory ahead of higher expected shipment volumes in the next several quarters.

Adjusted Working Capital: We believe adjusted working capital (a non-GAAP measure calculated as accounts receivable, plus inventory, less accounts payable) provides a meaningful measure of liquidity by showing changes caused by operational results. The following table provides a calculation of adjusted working capital:

Adjusted Working Capital (in thousands)	March 31, 2024	December 31, 2023
Accounts receivable	$1,519,458	$1,432,040
Inventories	1,245,661	1,225,452
Less: Accounts payable	969,763	958,542
Adjusted working capital	$1,795,356	$1,698,950

Adjusted working capital increased by $96.4 million, or 5.7%, in the three months ended March 31, 2024, which reflected an increase of $87.4 million in accounts receivable, an increase of $20.2 million in inventory and an increase in accounts payable of $11.2 million. These amounts include the effects of acquisitions, dispositions and foreign currency translation. The change in accounts receivable and payable reflect the timing of payments and collections. The increase in inventories is driven by production planning ahead of higher expected shipment volumes in the next several quarters.

Investing Activities

Cash flow from investing activities is derived from cash inflows from proceeds from a disposition, partially offset by cash outflows for acquisitions and capital expenditures. The majority of the activity in investing activities was comprised of the following:

•Proceeds from disposition: During the three months ended March 31, 2024, we received net proceeds of $611.7 million from the sale of De-Sta-Co within the Engineered Products segment. There were no proceeds from disposition during the three months ended March 31, 2023.

•Acquisitions: During the three months ended March 31, 2024, we deployed approximately $144.9 million, net, to acquire Transchem Group and Bulloch Technologies, Inc. within the Climate & Sustainability Technologies segment and one other immaterial acquisition within the Imaging & Identification segment. In comparison, during the three months ended March 31, 2023, there were no acquisitions.

•Capital spending: Capital expenditures decreased $3.9 million during the three months ended March 31, 2024 compared to the three months ended March 31, 2023, in line with our planned capital expenditures for the year.

We anticipate that capital expenditures and any additional acquisitions we make through the remainder of 2024 will be funded from available cash and internally generated funds and, if necessary, through the issuance of commercial paper, or by accessing the public debt or equity markets. We estimate capital expenditures in 2024 to range from $160.0 million to $170.0 million.

Financing Activities

Cash flow from financing activities generally relates to the use of cash for purchases of our common stock and payment of dividends, offset by net borrowing activity. The majority of financing activity was attributed to the following:

•Repurchase of common stock, including prepayment under accelerated share repurchase program: During the three months ended March 31, 2024, we used $500 million to repurchase 2,569,839 shares on March 1, 2024, under an accelerated share repurchase transaction. During the three months ended March 31, 2023, we repurchased no shares. See Note 17 — Stockholders' Equity in the condensed consolidated financial statements in Item 1 of this Form 10-Q for further details.

•Commercial paper and other short-term borrowings, net: During the three months ended March 31, 2024, we received net proceeds of $500.7 million from commercial paper borrowings, primarily used to fund our accelerated share repurchase transaction. During the three months ended March 31, 2023, we used $221.2 million to pay off commercial paper borrowings.

•Dividend payments: Total dividend payments to common shareholders were $71.4 million during the three months ended March 31, 2024, as compared to $70.8 million during the same period in 2023. Our dividends paid per common share increased 1.0% to $0.510 during the three months ended March 31, 2024 compared to $0.505 during the same period in 2023.

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

The following table reconciles our free cash flow to cash flow provided by operating activities:

	Three Months Ended March 31,
Free Cash Flow (dollars in thousands)	2024	2023
Cash flow provided by operating activities	$166,593	$241,284
Less: Capital expenditures	(44,475)	(48,375)
Free cash flow	$122,118	$192,909
Cash flow from operating activities as a percentage of revenue	8.0%	11.6%
Cash flow from operating activities as a percentage of net earnings	26.4%	105.6%
Free cash flow as a percentage of revenue	5.8%	9.3%
Free cash flow as a percentage of net earnings	19.3%	84.4%

For the three months ended March 31, 2024, we generated free cash flow of $122.1 million, representing 5.8% of revenue and 19.3% of net earnings. Free cash flow for the three months ended March 31, 2024 decreased $70.8 million, compared to March 31, 2023, due to the timing of receivables collections and investments in inventory ahead of higher expected shipment volumes in the next several quarters. The decreases in cash flow from operating activities and free cash flow as percentages of net earnings are due primarily to the gain on sale of De-Sta-Co. The related tax liability will be paid in quarterly installments throughout 2024.

Capitalization

We use commercial paper borrowings for general corporate purposes, including the funding of acquisitions and the repurchase of our common stock. As of March 31, 2024, we maintained $1.0 billion five-year and $500.0 million 364-day unsecured revolving credit facilities (together, the "Credit Agreements") with a syndicate of banks which expire April 6, 2028 and April 4,

2024, respectively. On April 4, 2024, the Company entered into a new $500.0 million 364-day unsecured revolving credit facility with a syndicate of banks which expires on April 3, 2025. The Credit Agreements are designated as a liquidity back-stop for the Company's commercial paper program and also are available for general corporate purposes.

At the Company's election, loans under the Credit Agreements will bear interest at a base rate plus an applicable margin. The Credit Agreements require the Company to pay facility fees and impose various restrictions on the Company such as, among other things, a requirement to maintain an interest coverage ratio of consolidated EBITDA to consolidated net interest expense of not less than 3.0 to 1.0. The Company was in compliance with all covenants in the Credit Agreements and other long-term debt covenants at March 31, 2024 and had an interest coverage ratio of consolidated EBITDA to consolidated net interest expense of 19.1 to 1. We are not aware of any potential impairment to our liquidity and expect to remain in compliance with all of our debt covenants. Additionally, our earliest long-term debt maturity is in 2025.

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

At March 31, 2024, our cash and cash equivalents totaled $930.0 million, of which approximately $445.4 million was held outside the United States. At December 31, 2023, our cash and cash equivalents totaled $398.6 million, of which approximately $269.6 million was held outside the United States. Cash and cash equivalents are held primarily in bank deposits with highly rated banks. We regularly hold cash in excess of near-term requirements in bank deposits or invest the funds in government money market instruments or short-term investments, which consist of investment grade time deposits with original maturity dates at the time of purchase of no greater than three months.

On March 31, 2024, the Company completed the sale of the De-Sta-Co business for total consideration, net of cash transferred, of $674.7 million. Of the total consideration, $63.0 million will be received upon finalization of closing activities in India, which occurred on April 1, 2024, and China, which is expected to occur in the second quarter. See Note 4 — Dispositions in the condensed consolidated financial statements in Item 1 of this Form 10-Q for further details.

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

Net Debt to Net Capitalization Ratio (dollars in thousands)	March 31, 2024	December 31, 2023
Commercial paper	$968,300	$467,600
Other	672	682
Total short-term borrowings	968,972	468,282
Long-term debt	2,973,485	2,991,759
Total debt	3,942,457	3,460,041
Less: Cash and cash equivalents, including cash held for sale	(929,954)	(415,861)
Net debt	3,012,503	3,044,180
Add: Stockholders' equity	5,152,852	5,106,605
Net capitalization	$8,165,355	$8,150,785
Net debt to net capitalization	36.9%	37.3%

Our net debt to net capitalization ratio decreased to 36.9% at March 31, 2024 compared to 37.3% at December 31, 2023. Net debt decreased $31.7 million during the period primarily due to an increase in cash and cash equivalents resulting from the sale of De-Sta-Co and a decrease in long-term debt, partially offset by higher commercial paper borrowings used to fund the ASR program. Net proceeds from the sale of De-Sta-Co were used to reduce our commercial paper borrowings in April 2024. Stockholders' equity increased for the period as a result of current earnings of $632.2 million, partially offset by share repurchases under the ASR program.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, especially MD&A, contains "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. All statements in this document other than statements of historical fact are statements that are, or could be deemed, "forward-looking" statements. Some of these statements may be indicated by words such as "may", "anticipate", "expect", "believe", "intend", "continue", "guidance", "estimates", "suggest", "will", "plan", "should", "would", "could", "forecast" and other words and terms that use the future tense or have a similar meaning. Forward-looking statements are based on current expectations and are subject to numerous important risks, uncertainties, and assumptions, including those described in our Annual Report on Form 10-K for the year ended December 31, 2023. Factors that could cause actual results to differ materially from current expectations include, among other things: general economic conditions and conditions in the particular markets in which we operate; supply chain constraints and labor shortages that could result in production stoppages, inflation in material input costs and freight logistics; the impacts of natural or human induced disasters, acts of war, terrorism, international conflicts, and public health crises or other future pandemics on the global economy and on our customers, suppliers, employees, business and cash flows; changes in customer demand and capital spending; competitive factors and pricing pressures; our ability to develop and launch new products in a cost-effective manner; changes in law, including the effect of tax laws and developments with respect to trade policy and tariffs; our ability to identify and complete acquisitions and integrate and realize synergies from newly acquired businesses; the impact of interest rate and currency exchange rate fluctuations; capital allocation plans and changes in those plans, including with respect to dividends, share repurchases, investments in research and development, capital expenditures and acquisitions; our ability to derive expected benefits from restructurings, productivity initiatives and other cost reduction actions; the impact of legal compliance risks and litigation, including with respect to product quality and safety, cybersecurity and privacy; and our ability to capture and protect intellectual property rights, and various other factors that are described in our periodic reports filed with or furnished to the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2023. The Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

The Company may, from time to time, post financial or other information on its website, www.dovercorporation.com. The website is for informational purposes only and is not intended for use as a hyperlink. The Company is not incorporating any material on its website into this report.

Non-GAAP Disclosures

In an effort to provide investors with additional information regarding our results as determined by GAAP, we also disclose non-GAAP information, which we believe provides useful information to investors. Free cash flow, free cash flow as a percentage of revenue, free cash flow as a percentage of net earnings, net debt, net capitalization, net debt to net capitalization ratio, adjusted working capital, and organic revenue growth are not financial measures under GAAP and should not be considered as a substitute for cash flows from operating activities, debt or equity, working capital or revenue as determined in accordance with GAAP, and they may not be comparable to similarly titled measures reported by other companies. We believe the net debt to net capitalization ratio and free cash flow are important measures of liquidity. Net debt to net capitalization is helpful in evaluating our capital structure and the amount of leverage we employ. Free cash flow and free cash flow ratios provide both management and investors a measurement of cash generated from operations that is available to fund acquisitions, pay dividends, repay debt and repurchase our common stock. Free cash flow as a percentage of revenue equals free cash flow divided by revenue. Free cash flow as a percentage of net earnings equals free cash flow divided by net earnings. We believe that reporting adjusted working capital provides a meaningful measure of liquidity by showing changes caused by operational results. We believe that reporting organic revenue growth provides a useful comparison of our revenue performance and trends between periods.

Reconciliations and comparisons to non-GAAP measures can be found above in this Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the three months ended March 31, 2024. For a discussion of our exposure to market risk, refer to Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Item 4. Controls and Procedures

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2024.

During the first quarter of 2024, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

See Note 14 — Commitments and Contingent Liabilities in the condensed consolidated financial statements in Item 1 of this Form 10-Q.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

a.Not applicable.

b.Not applicable.

c.The below table presents shares of Dover stock that we acquired during the quarter.

Period	Total Number of Shares Purchased	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs (1)
January 1 to January 31	—	—	—	20,000,000
February 1 to February 28	—	—	—	20,000,000
March 1 to March 31	2,569,839	165.38	2,569,839	17,430,161
For the First Quarter	2,569,839	$165.38	2,569,839	17,430,161

(1) In August 2023, the Company's Board of Directors approved a new standing share repurchase authorization whereby the Company may repurchase up to 20 million shares beginning on January 1, 2024 through December 31, 2026. The Company repurchased 2,569,839 shares under the August 2023 authorization during the three months ended March 31, 2024. As of March 31, 2024, the number of shares still available for repurchase under the current share repurchase authorization was 17,430,161.

(2) On February 29, 2024, the Company entered into a $500 million accelerated share repurchase agreement (the "ASR Agreement") with Citibank, N.A. ("Citibank") to repurchase its shares in an accelerated share repurchase program (the "ASR Program"). The Company funded the ASR Program with commercial paper. Under the terms of the ASR Agreement, the Company paid Citibank $500 million on March 1, 2024 and on that date received initial delivery of 2,569,839 shares, representing a substantial majority of the shares expected to be retired over the course of the ASR Agreement. The total number of shares ultimately repurchased under the ASR Agreement will be based on the daily volume-weighted average share price of Dover's common stock during the calculation period of the ASR Program, less a discount. The ASR Program is scheduled to be completed in the third quarter of 2024, subject to postponement or acceleration under the terms of the ASR Agreement. The actual number of shares repurchased will be determined at the completion of the ASR Program.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

a.- b. None.

c. During the three months ended March 31, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

10.1	Amendment to Employment Agreement of Richard J. Tobin, entered into and effective as of March 5, 2024.*

10.2	Form of 2024 award grant letter for performance shares awards made under the Dover Corporation 2021 Omnibus Incentive Plan.*

10.3
364-Day Credit Agreement dated as of April 4, 2024 among Dover Corporation, the Lenders party thereto, the Borrowing Subsidiaries party thereto from time to time and JPMorgan Chase Bank, N.A. as Administrative Agent.

10.4
First Amendment, dated as of April 4, 2024, to Five-Year Credit Agreement dated as of April 6, 2023 among Dover Corporation, the Lenders party thereto, the Issuing Banks party thereto, the Borrowing Subsidiaries party thereto from time to time and JPMorgan Chase Bank, N.A. as Administrative Agent.

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

101
The following materials from Dover Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page formatted in Inline XBRL and contained in Exhibit 101.

*Executive compensation plan or arrangement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

DOVER CORPORATION

Date:	April 25, 2024	/s/ Brad M. Cerepak
Brad M. Cerepak
Senior Vice President & Chief Financial Officer
(Principal Financial Officer)

Date:	April 25, 2024	/s/ Ryan W. Paulson
Ryan W. Paulson
Vice President, Controller
(Principal Accounting Officer)