Form 10-Q
period 2024-06-30
DOVER Corp
filed 2024-07-25
CIK 29905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☑
The number of shares outstanding of the Registrant’s common stock as of July 19, 2024 was 137,457,619.

Dover Corporation
Form 10-Q

Item 1. Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$2,178,262	$2,100,086	$4,272,203	$4,179,109
Cost of goods and services	1,356,695	1,341,250	2,693,381	2,673,254
Gross profit	821,567	758,836	1,578,822	1,505,855
Selling, general and administrative expenses	452,193	434,340	915,317	866,754
Operating earnings	369,374	324,496	663,505	639,101
Interest expense	32,374	33,804	68,739	68,018
Interest income	(4,080)	(2,653)	(8,837)	(4,744)
Loss (gain) on disposition	663	—	(529,280)	—
Other income, net	(12,872)	(6,678)	(19,288)	(10,486)
Earnings before provision for income taxes	353,289	300,023	1,152,171	586,313
Provision for income taxes	71,467	57,784	238,128	115,500
Net earnings	$281,822	$242,239	$914,043	$470,813

Net earnings per share:
Basic	$2.05	$1.73	$6.61	$3.37
Diluted	$2.04	$1.72	$6.57	$3.35
Weighted average shares outstanding:
Basic	137,443	139,862	138,247	139,810
Diluted	138,404	140,578	139,136	140,597

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net earnings	$281,822	$242,239	$914,043	$470,813
Other comprehensive (loss) earnings, net of tax
Foreign currency translation adjustments:
Foreign currency translation (loss) gain	(12,603)	21,335	(41,945)	37,907
Reclassification of foreign currency translation losses to earnings	—	—	13,931	—
Total foreign currency translation adjustments (net of $(3,074), $3,166, $(7,460) and $7,216 tax (provision) benefit, respectively)	(12,603)	21,335	(28,014)	37,907
Pension and other post-retirement benefit plans:
Amortization of actuarial gain included in net periodic pension cost	(369)	(528)	(736)	(1,062)
Amortization of prior service (credits) costs included in net periodic pension cost	(153)	255	(312)	519
Total pension and other post-retirement benefit plans (net of $138, $83, $277 and $165 tax benefit, respectively)	(522)	(273)	(1,048)	(543)
Changes in fair value of cash flow hedges:
Unrealized net gain (loss) arising during period	988	(268)	861	(341)
Net (gain) loss reclassified into earnings	(231)	852	(704)	1,698
Total cash flow hedges (net of $(223), $(167), $(46) and $(387) tax benefit (provision), respectively)	757	584	157	1,357
Other comprehensive (loss) earnings, net of tax	(12,368)	21,646	(28,905)	38,721
Comprehensive earnings	$269,454	$263,885	$885,138	$509,534

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$328,752	$398,561
Receivables, net	1,559,915	1,432,040
Inventories, net	1,238,806	1,225,452
Prepaid and other current assets	138,496	141,538
Assets held for sale	—	192,644
Total current assets	3,265,969	3,390,235
Property, plant and equipment, net	1,025,444	1,031,816
Goodwill	4,950,930	4,881,687
Intangible assets, net	1,481,891	1,483,913
Other assets and deferred charges	567,526	560,862
Total assets	$11,291,760	$11,348,513

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$210,471	$468,282
Accounts payable	974,317	958,542
Accrued compensation and employee benefits	230,648	272,507
Deferred revenue	230,426	211,292
Accrued insurance	91,770	86,174
Other accrued expenses	324,336	315,527
Federal and other income taxes	72,191	36,878
Liabilities held for sale	—	64,568
Total current liabilities	2,134,159	2,413,770
Long-term debt	2,960,914	2,991,759
Deferred income taxes	334,806	346,383
Non-current income tax payable	6,158	28,024
Other liabilities	492,100	461,972
Stockholders' equity:
Total stockholders' equity	5,363,623	5,106,605
Total liabilities and stockholders' equity	$11,291,760	$11,348,513

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except per share data)
(Unaudited)

	Common stock $1 par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total stockholders' equity
Balance at April 1, 2024	$259,943	$817,839	$11,556,408	$(254,403)	$(7,226,935)	$5,152,852
Net earnings	—	—	281,822	—	—	281,822
Dividends paid ($0.510 per share)	—	—	(70,207)	—	—	(70,207)
Common stock issued for the exercise of share-based awards	28	1,976	—	—	—	2,004
Stock-based compensation expense	—	9,520	—	—	—	9,520
Other comprehensive loss, net of tax	—	—	—	(12,368)	—	(12,368)
Balance at June 30, 2024	$259,971	$829,335	$11,768,023	$(266,771)	$(7,226,935)	$5,363,623

	Common stock $1 par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings (loss)	Treasury stock	Total stockholders' equity
Balance at April 1, 2023	$259,794	$866,705	$10,380,895	$(249,148)	$(6,797,685)	$4,460,561
Net earnings	—	—	242,239	—	—	242,239
Dividends paid ($0.505 per share)	—	—	(70,701)	—	—	(70,701)
Common stock issued for the exercise of share-based awards	24	1,895	—	—	—	1,919
Stock-based compensation expense	—	6,441	—	—	—	6,441
Other comprehensive earnings, net of tax	—	—	—	21,646	—	21,646
Balance at June 30, 2023	$259,818	$875,041	$10,552,433	$(227,502)	$(6,797,685)	$4,662,105

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except per share data)
(Unaudited)

	Common stock $1 par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total stockholders' equity
Balance at January 1, 2024	$259,842	$886,690	$10,995,624	$(237,866)	$(6,797,685)	$5,106,605
Net earnings	—	—	914,043	—	—	914,043
Dividends paid ($1.02 per share)	—	—	(141,644)	—	—	(141,644)
Common stock issued for the exercise of share-based awards	129	(7,034)	—	—	—	(6,905)
Stock-based compensation expense	—	24,679	—	—	—	24,679
Common stock acquired, including accelerated share repurchase program and excise tax	—	(75,000)	—	—	(429,250)	(504,250)
Other comprehensive loss, net of tax	—	—	—	(28,905)	—	(28,905)
Balance at June 30, 2024	$259,971	$829,335	$11,768,023	$(266,771)	$(7,226,935)	$5,363,623

	Common stock $1 par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings (loss)	Treasury stock	Total stockholders' equity
Balance at January 1, 2023	$259,644	$867,560	$10,223,070	$(266,223)	$(6,797,685)	$4,286,366
Net earnings	—	—	470,813	—	—	470,813
Dividends paid ($1.01 per share)	—	—	(141,474)	—	—	(141,474)
Common stock issued for the exercise of share-based awards	174	(11,242)	—	—	—	(11,068)
Stock-based compensation expense	—	18,723	—	—	—	18,723
Other comprehensive earnings, net of tax	—	—	—	38,721	—	38,721
Other, net	—	—	24	—	—	24
Balance at June 30, 2023	$259,818	$875,041	$10,552,433	$(227,502)	$(6,797,685)	$4,662,105

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Operating Activities:
Net earnings	$914,043	$470,813
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	170,378	156,687
Stock-based compensation expense	24,679	18,723
Gain on disposition	(529,280)	—
Other, net	42,884	16,404
Cash effect of changes in assets and liabilities:
Accounts receivable, net	(140,882)	(32,060)
Inventories	(32,088)	(15,957)
Prepaid expenses and other assets	(20,518)	(18,390)
Accounts payable	33,696	(40,216)
Accrued compensation and employee benefits	(54,504)	(52,545)
Accrued expenses and other liabilities	(11,939)	(30,635)
Accrued and deferred taxes, net	(26,214)	(36,286)
Net cash provided by operating activities	370,255	436,538
Investing Activities:
Additions to property, plant and equipment	(85,347)	(88,454)
Acquisitions, net of cash and cash equivalents acquired	(144,872)	—
Proceeds from disposition, net of cash transferred	674,727	—
Other	13,508	2,444
Net cash provided by (used in) investing activities	458,016	(86,010)
Financing Activities:
Repurchase of common stock, including prepayment under accelerated share repurchase program	(500,000)	—
Change in commercial paper and other short-term borrowings, net	(257,811)	(289,597)
Dividends paid to stockholders	(141,644)	(141,474)
Payments to settle employee tax obligations on exercise of share-based awards	(9,910)	(11,068)
Other	(2,074)	(2,350)
Net cash used in financing activities	(911,439)	(444,489)
Effect of exchange rate changes on cash and cash equivalents	(3,941)	(1,130)
Net decrease in cash and cash equivalents	(87,109)	(95,091)
Cash and cash equivalents at beginning of period, including cash held for sale (1)	415,861	380,868
Cash and cash equivalents at end of period	$328,752	$285,777
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

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
At June 30, 2024, we estimated that $196,450 in revenue is expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. We expect to recognize approximately 70.1% of the Company's unsatisfied (or partially unsatisfied) performance obligations as revenue through 2025, with the remaining balance to be recognized in 2026 and thereafter.

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

The following table provides information about contract assets and contract liabilities from contracts with customers:

	June 30, 2024	December 31, 2023	December 31, 2022
Contract assets - current	$17,317	$19,561	$11,074
Contract liabilities - current	230,426	211,292	256,933
Contract liabilities - non-current	26,894	19,544	19,879

The revenue recognized during the six months ended June 30, 2024 and 2023 that was included in contract liabilities at the beginning of the period amounted to $146,788 and $185,028, respectively.

3. Acquisitions

2024 Acquisitions

During the six months ended June 30, 2024, the Company acquired three businesses in separate transactions for total consideration of $174,300, net of cash acquired and inclusive of contingent consideration of $29,428 (a non-cash financing activity). These businesses were acquired to complement and expand upon existing operations within the Clean Energy & Fueling and Imaging & Identification segments. The goodwill recorded as a result of these acquisitions represents the economic benefits expected to be derived from product line expansions and operational synergies and is non-deductible for income tax purposes.

On January 17, 2024, the Company acquired 100% of the equity interests in the Transchem Group ("Transchem"), a supplier of car wash chemicals and associated solutions, for $48,241, net of cash acquired and inclusive of contingent consideration. The Transchem acquisition expands the Company's chemical product offerings in the Clean Energy & Fueling segment, specializing in wash performance and water reclaim technology that reduces water usage and lowers car wash operators' cost. In connection with this acquisition, the Company recorded goodwill of $24,439 and intangible assets of $26,308, primarily related to customer intangibles.

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

One other immaterial acquisition was completed during the six months ended June 30, 2024, within the Imaging & Identification segment. The acquisition is highly complementary to our existing track and trace solutions business, grows our presence in the European market and adds complementary offerings to our portfolio.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
The following presents the preliminary allocation of purchase price to the assets acquired and liabilities assumed, for all 2024 acquisitions, based on their estimated fair values at acquisition date:

Total
Current assets, net of cash acquired	$16,437
Property, plant and equipment	1,823
Goodwill	98,689
Intangible assets	88,725
Other assets and deferred charges	5,559
Current liabilities	(9,264)
Non-current liabilities	(27,669)
Net assets acquired	$174,300

The amounts assigned to goodwill and major intangible asset classifications for all 2024 acquisitions were as follows:

	Amount allocated	Useful life (in years)
Goodwill - non-deductible	$98,689	na
Customer intangibles	70,698	11 - 13
Unpatented technology	14,141	6 - 8
Trademarks	3,886	15
	$187,414

2023 Acquisitions

There were no acquisitions during the six months ended June 30, 2023.

4. Dispositions

2024 Dispositions

On March 31, 2024, the Company completed the sale of the De-Sta-Co business, an operating company within the Engineered Products segment, for total consideration, net of cash transferred, of $674,727. Of the total consideration, $63,000 was received upon finalization of closing activities in India and China, which occurred during the second quarter. This sale resulted in a preliminary pre-tax gain on disposition of $529,280 ($414,451 after-tax) included within the condensed consolidated statements of earnings for the six months ended June 30, 2024. The total consideration and pre-tax gain on disposition are preliminary and subject to standard post-closing adjustments. The sale did not meet the criteria to be classified as a discontinued operation, as it did not represent a strategic shift that will have a major effect on operations and financial results.

2023 Dispositions

There were no dispositions during the six months ended June 30, 2023.

5. Inventories, net

	June 30, 2024	December 31, 2023
Raw materials	$707,877	$696,220
Work in progress	241,636	223,655
Finished goods	421,387	425,561
Subtotal	1,370,900	1,345,436
Less reserves	(132,094)	(119,984)
Total	$1,238,806	$1,225,452

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
6. Property, Plant and Equipment, net

	June 30, 2024	December 31, 2023
Land	$65,293	$66,443
Buildings and improvements	655,701	640,654
Machinery, equipment and other	1,978,458	1,944,470
Property, plant and equipment, gross	2,699,452	2,651,567
Accumulated depreciation	(1,674,008)	(1,619,751)
Property, plant and equipment, net	$1,025,444	$1,031,816

Depreciation expense totaled $40,123 and $39,840 for the three months ended June 30, 2024 and 2023, respectively. For the six months ended June 30, 2024 and 2023, depreciation expense totaled $79,527 and $77,370, respectively.

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

The following table provides a rollforward of the allowance for credit losses deducted from accounts receivable that represent the net amount expected to be collected.

	2024	2023
Balance at January 1	$31,512	$39,399
Provision for expected credit losses, net of recoveries	3,939	433
Amounts written off charged against the allowance	(3,025)	(1,371)
Other, including foreign currency translation	(859)	(9)
Balance at June 30	$31,567	$38,452

8. Goodwill and Other Intangible Assets

The changes in the carrying value of goodwill by reportable operating segments were as follows:

	Engineered Products	Clean Energy & Fueling	Imaging & Identification	Pumps & Process Solutions	Climate & Sustainability Technologies	Total
Balance at January 1, 2024	$659,381	$1,409,302	$1,092,960	$1,208,571	$511,473	$4,881,687
Acquisitions	—	98,689	—	—	—	98,689
Measurement period adjustments	—	—	—	227	371	598
Foreign currency translation	(3,380)	(10,058)	(10,313)	(5,687)	(606)	(30,044)
Balance at June 30, 2024	$656,001	$1,497,933	$1,082,647	$1,203,111	$511,238	$4,950,930

During the six months ended June 30, 2024, the Company recognized additions of $98,689 to goodwill as a result of the acquisitions discussed in Note 3 — Acquisitions, and disposed of $58,663 of goodwill that was previously classified as held for sale as of December 31, 2023. See Note 4 — Dispositions for further details.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

The Company’s definite-lived and indefinite-lived intangible assets by major asset class were as follows:

	June 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Customer intangibles	$2,194,915	$1,146,736	$1,048,179	$2,138,788	$1,094,053	$1,044,735
Trademarks	276,587	154,361	122,226	274,711	147,212	127,499
Patents	205,485	145,638	59,847	206,871	142,719	64,152
Unpatented technologies	289,336	169,042	120,294	277,198	159,148	118,050
Distributor relationships	81,072	65,101	15,971	82,031	63,343	18,688
Other	30,256	11,445	18,811	24,211	10,053	14,158
Total	3,077,651	1,692,323	1,385,328	3,003,810	1,616,528	1,387,282
Unamortized intangible assets:
Trademarks	96,563	—	96,563	96,631	—	96,631
Total intangible assets, net	$3,174,214	$1,692,323	$1,481,891	$3,100,441	$1,616,528	$1,483,913

For the three months ended June 30, 2024 and 2023, amortization expense was $45,546 and $38,951, respectively. For the six months ended June 30, 2024 and 2023, amortization expense was $90,851 and $79,317, respectively. Amortization expense is primarily comprised of acquisition-related intangible amortization.

During the six months ended June 30, 2024, the Company acquired $88,725 of intangible assets through acquisitions. These assets were classified as customer intangibles, unpatented technologies and trademarks and included in the Clean Energy & Fueling segment. See Note 3 — Acquisitions for further details.

9. Restructuring Activities

The Company's restructuring charges by segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Engineered Products	$1,486	$3,938	$1,978	$4,477
Clean Energy & Fueling	1,925	5,847	6,890	15,991
Imaging & Identification	2,081	865	2,841	1,204
Pumps & Process Solutions	1,614	3,303	2,965	4,629
Climate & Sustainability Technologies	1,953	1,205	13,023	1,447
Corporate	78	1,241	95	1,127
Total	$9,137	$16,399	$27,792	$28,875

These amounts are classified in the condensed consolidated statements of earnings as follows:
Cost of goods and services	$5,217	$5,682	$19,140	$9,155
Selling, general and administrative expenses	3,920	10,717	8,652	19,720
Total	$9,137	$16,399	$27,792	$28,875

The restructuring expenses of $9,137 incurred during the three months ended June 30, 2024 were primarily related to exit costs and headcount reductions across all segments. The restructuring expenses of $27,792 incurred during the six months ended June 30, 2024 were primarily related to product line exit costs and headcount reductions in the Climate & Sustainability Technologies and Clean Energy & Fueling segments. These restructuring programs were initiated in 2023 and 2024 and the Company will continue to make proactive adjustments to its cost structure to align with current demand trends.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
The Company’s severance and exit accrual activities were as follows:

	Severance	Exit		Total
Balance at January 1, 2024	$18,646	$3,113		$21,759
Restructuring charges	8,268	19,524	(1)	27,792
Payments	(14,392)	(4,655)		(19,047)
Other, including foreign currency translation	(314)	(14,282)	(1)	(14,596)
Balance at June 30, 2024	$12,208	$3,700		$15,908
(1) Exit reserves activity includes non-cash asset charges related to a product line exit within the Climate & Sustainability Technologies segment.

10. Borrowings

Borrowings consist of the following:

	June 30, 2024	December 31, 2023
Short-term
Commercial paper	$209,800	$467,600
Other	671	682
Short-term borrowings	$210,471	$468,282

During the six months ended June 30, 2024, commercial paper borrowings decreased $257,800. The borrowings outstanding under the commercial paper program had a weighted average annual interest rate of 5.45% and 5.51% as of June 30, 2024 and December 31, 2023.

		Carrying amount (1)
	Principal	June 30, 2024	December 31, 2023
Long-term
3.15% 10-year notes due November 15, 2025	$400,000	$399,074	$398,737
1.25% 10-year notes due November 9, 2026 (euro-denominated)	€600,000	640,321	657,628
0.750% 8-year notes due November 4, 2027 (euro-denominated)	€500,000	532,893	547,342
6.65% 30-year debentures due June 1, 2028	$200,000	199,607	199,557
2.950% 10-year notes due November 4, 2029	$300,000	297,976	297,787
5.375% 30-year debentures due October 15, 2035	$300,000	297,183	297,058
6.60% 30-year notes due March 15, 2038	$250,000	248,449	248,392
5.375% 30-year notes due March 1, 2041	$350,000	345,396	345,258
Other		15	—
Total long-term debt		$2,960,914	$2,991,759
(1) Carrying amount is net of unamortized debt discount and deferred debt issuance costs. Total unamortized debt discounts were $9.9 million and $10.9 million as of June 30, 2024 and December 31, 2023, respectively. Total deferred debt issuance costs were $8.0 million and $8.9 million as of June 30, 2024 and December 31, 2023, respectively.

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

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
On April 6, 2023, the Company entered into a $1.0 billion five-year unsecured revolving credit facility and on April 4, 2024, the Company entered into a new $500.0 million 364-day unsecured revolving credit facility (together, the "Credit Agreements") with a syndicate of banks. The new 364-day credit facility replaced the existing $500.0 million 364-day credit facility, which expired on April 4, 2024. The lenders' commitments under the five-year and 364-day Credit Agreements will terminate and any outstanding loans under the Credit Agreements will mature on April 6, 2028 and April 3, 2025, respectively. The Company may elect to extend the maturity date of any loans under the new 364-day credit facility until April 3, 2026, subject to conditions specified therein. The Credit Agreements are designated as a liquidity back-stop for the Company's commercial paper program and also are available for general corporate purposes. At the Company's election, loans under the Credit Agreements will bear interest at a base rate plus an applicable margin. The Credit Agreements require the Company to pay facility fees and impose various restrictions on the Company such as, among other things, a requirement to maintain a minimum interest coverage ratio of consolidated EBITDA to consolidated net interest expense of not less than 3.0 to 1. As of June 30, 2024 and December 31, 2023, there were no outstanding borrowings under the five-year, current or previous 364-day credit facilities.

The Company was in compliance with all covenants in the Credit Agreements and other long-term debt covenants at June 30, 2024 and had an interest coverage ratio of consolidated EBITDA to consolidated net interest expense of 20.1 to 1.

Letters of Credit and other Guarantees

As of June 30, 2024, the Company had approximately $155.0 million outstanding in letters of credit, surety bonds, and performance and other guarantees which primarily expire on various dates through 2035. These letters of credit and bonds are primarily issued as security for insurance, warranty and other performance obligations. In general, we would only be liable for the amount of these guarantees in the event of default in the performance of our obligations, the probability of which is believed to be remote.

11. Financial Instruments

Derivatives

The Company is exposed to market risk for changes in foreign currency exchange rates due to the global nature of its operations and certain commodity risks. In order to manage these risks, the Company has hedged portions of its forecasted sales and purchases which occur within the next twelve months that are denominated in non-functional currencies, with currency forward contracts designated as cash flow hedges. At June 30, 2024 and December 31, 2023, the Company had contracts with total notional amounts of $150,711 and $171,425, respectively, to exchange currencies, principally euro, pound sterling, Swedish krona, Canadian dollar, Chinese yuan, and Swiss franc. The Company believes it is probable that all forecasted cash flow transactions will occur.

In addition, the Company had outstanding contracts with a total notional amount of $95,960 and $84,867 as of June 30, 2024 and December 31, 2023, respectively, that are not designated as hedging instruments. These instruments are used to reduce the Company's exposure for operating receivables and payables that are denominated in non-functional currencies. Gains and losses on these contracts are recorded in other income, net in the condensed consolidated statements of earnings.

The following table sets forth the fair values of derivative instruments held by the Company as of June 30, 2024 and December 31, 2023 and the balance sheet lines in which they are recorded:

	Fair Value Asset (Liability)
	June 30, 2024	December 31, 2023	Balance Sheet Caption
Foreign currency forward	$1,542	$1,675	Prepaid and other current assets
Foreign currency forward	(596)	(874)	Other accrued expenses

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

Amounts recognized in other comprehensive earnings for the gains (losses) on net investment hedges were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Gain (loss) on euro-denominated debt	$13,781	$(14,264)	$32,755	$(32,511)
Tax (expense) benefit	(3,074)	3,166	(7,460)	7,216
Net gain (loss) on net investment hedges, net of tax	$10,707	$(11,098)	$25,295	$(25,295)

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

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
	Level 2	Level 2
Assets:
Foreign currency cash flow hedges	$1,542	$1,675
Liabilities:
Foreign currency cash flow hedges	596	874

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

The estimated fair value of long-term debt at June 30, 2024 and December 31, 2023, was $2,881,127 and $2,950,401, respectively. The estimated fair value of long-term debt is based on quoted market prices for similar instruments and is, therefore, classified as Level 2 within the fair value hierarchy.

The carrying values of cash and cash equivalents, trade receivables, accounts payable and short-term borrowings approximate their fair values as of June 30, 2024 and December 31, 2023 due to the short-term nature of these instruments.

12. Income Taxes

The effective tax rates for the three months ended June 30, 2024 and 2023 were 20.2% and 19.3%, respectively. The increase in the effective tax rate for the three months ended June 30, 2024 relative to the prior year comparable period was primarily driven by favorable audit resolutions in the prior year.

The effective tax rates for the six months ended June 30, 2024 and 2023 were 20.7% and 19.7%, respectively. The 20.7% in the effective tax rate for the six months ended June 30, 2024 relative to the prior year comparable period was primarily driven by the gain on the sale of De-Sta-Co.

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

13. Equity Incentive Program

The Company typically makes its annual grants of equity awards pursuant to actions taken by the Compensation Committee of the Board of Directors at its regularly scheduled first quarter meeting. During the six months ended June 30, 2024, the Company issued stock-settled appreciation rights ("SARs") covering 352,460 shares, performance share awards ("PSAs") of 42,876 and restricted stock units ("RSUs") of 81,883. During the six months ended June 30, 2023, the Company issued SARs covering 359,715 shares, PSAs of 43,656 and RSUs of 82,055.

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

The grant date fair value of the 2024 market condition portion, and all 2023 PSAs, is determined using the Monte Carlo simulation model. The amount of expense recognized over the vesting period is not subject to change based on future market conditions. The assumptions used in the Monte Carlo model to determine the fair value of the PSAs granted in the respective periods were as follows:

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

Stock-based compensation is reported within selling, general and administrative expenses in the condensed consolidated statements of earnings. The following table summarizes the Company’s compensation expense relating to all stock-based incentive plans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Pre-tax stock-based compensation expense	$9,520	$6,441	$24,679	$18,723
Tax benefit	(852)	(587)	(2,520)	(1,951)
Total stock-based compensation expense, net of tax	$8,668	$5,854	$22,159	$16,772

14. Commitments and Contingent Liabilities

Litigation

A few of the Company’s subsidiaries are involved in legal proceedings relating to the cleanup of waste disposal sites identified under federal and state statutes which provide for the allocation of such costs among "potentially responsible parties." In each instance, the extent of the Company’s liability appears to be relatively insignificant in relation to the total projected expenditures and the number of other "potentially responsible parties" involved and is anticipated to be immaterial to the Company. In addition, a few of the Company’s subsidiaries are involved in ongoing remedial activities at certain current and former plant sites, in cooperation with regulatory agencies, and appropriate estimated liabilities have been established. At June 30, 2024 and December 31, 2023, these estimated liabilities for environmental and other matters, including private party claims for exposure to hazardous substances that are probable and estimable, were not significant.

The Company and some of its subsidiaries are also parties to a number of other legal proceedings incidental to their businesses. These proceedings primarily involve claims by private parties alleging injury arising out of use of the Company’s products, patent infringement, employment matters and commercial disputes. Management and legal counsel, at least quarterly, review the probable outcome of such proceedings, the costs and expenses reasonably expected to be incurred and currently accrued to-date and consider the availability and extent of insurance coverage. The Company has estimated liabilities for these other legal

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
matters that are probable and estimable, and at June 30, 2024 and December 31, 2023, these estimated liabilities were immaterial. While it is not possible at this time to predict the outcome of these legal actions, in the opinion of management, based on the aforementioned reviews, the Company is not currently involved in any legal proceedings which, individually or in the aggregate, could have a material effect on its financial position, results of operations, or cash flows.

Warranty Accruals

Estimated warranty program claims are provided for at the time of sale of the Company's products. Amounts provided for are based on historical costs and adjusted for new claims and are included within other accrued expenses and other liabilities in the condensed consolidated balance sheets. The changes in the carrying amount of product warranties through June 30, 2024 and 2023, were as follows:

	2024	2023
Balance at January 1	$50,864	$48,449
Provision for warranties	36,901	32,483
Settlements made	(34,497)	(30,812)
Other adjustments, including acquisitions and currency translation	(1,254)	438
Balance at June 30	$52,014	$50,558

15. Other Comprehensive Earnings

Amounts reclassified from accumulated other comprehensive earnings (loss) to earnings during the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Foreign currency translation:
Reclassification of foreign currency translation losses to earnings	$—	$—	$13,931	$—
Tax benefit	—	—	—	—
Net of tax	$—	$—	$13,931	$—
Pension plans:
Amortization of actuarial gain	$(476)	$(639)	$(950)	$(1,280)
Amortization of prior service (credits) costs	(184)	283	(375)	572
Total before tax	(660)	(356)	(1,325)	(708)
Tax provision	138	83	277	165
Net of tax	$(522)	$(273)	$(1,048)	$(543)
Cash flow hedges:
Net (gain) loss reclassified into earnings	$(285)	$1,045	$(878)	$2,118
Tax provision (benefit)	54	(193)	174	(420)
Net of tax	$(231)	$852	$(704)	$1,698

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

•Clean Energy & Fueling segment provides components, equipment, software solutions and services enabling safe and reliable storage, transport and dispensing of traditional and clean fuels (including liquefied natural gas, hydrogen, and electric vehicle charging), cryogenic gases, and other hazardous substances along the supply chain, and safe and efficient operation of convenience retail, retail fueling and vehicle wash establishments.

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

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
Segment financial information and a reconciliation of segment results to consolidated results were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Engineered Products	$514,837	$473,687	$1,057,977	$971,236
Clean Energy & Fueling	463,014	441,166	908,067	871,895
Imaging & Identification	287,593	271,932	564,399	555,023
Pumps & Process Solutions	477,239	465,626	942,968	879,507
Climate & Sustainability Technologies	436,706	449,001	800,998	904,326
Intersegment eliminations	(1,127)	(1,326)	(2,206)	(2,878)
Total consolidated revenue	$2,178,262	$2,100,086	$4,272,203	$4,179,109
Net earnings:
Segment earnings:
Engineered Products	$101,247	$73,076	$205,216	$157,351
Clean Energy & Fueling	87,536	83,616	157,211	157,221
Imaging & Identification	75,786	61,336	145,745	129,651
Pumps & Process Solutions	137,217	129,337	255,954	244,581
Climate & Sustainability Technologies	79,127	76,074	129,886	149,852
Total segment earnings	480,913	423,439	894,012	838,656
Purchase accounting expenses (1)	45,697	40,200	91,248	82,879
Restructuring and other costs (2)	11,590	18,143	36,274	32,196
Loss (gain) on disposition (3)	663	—	(529,280)	—
Corporate expense / other (4)	41,380	33,922	83,697	73,994
Interest expense	32,374	33,804	68,739	68,018
Interest income	(4,080)	(2,653)	(8,837)	(4,744)
Earnings before provision for income taxes	353,289	300,023	1,152,171	586,313
Provision for income taxes	71,467	57,784	238,128	115,500
Net earnings	$281,822	$242,239	$914,043	$470,813
(1) Purchase accounting expenses are primarily comprised of amortization of acquired intangible assets.
(2) Restructuring and other costs relate to actions taken for headcount reductions, facility consolidations and site closures, product line exits, and other asset charges. Restructuring and other costs consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Restructuring	$9,137	$16,399	$27,792	$28,875
Other costs, net	2,453	1,744	8,482	3,321
Restructuring and other costs	$11,590	$18,143	$36,274	$32,196
(3) Loss (gain) on disposition due to the sale of De-Sta-Co in the Engineered Products segment.
(4) Certain expenses are maintained at the corporate level and not allocated to the segments. These expenses include executive and functional compensation costs, non-service pension costs, non-operating insurance expenses, shared business services and digital overhead costs, deal related expenses and various administrative expenses relating to the corporate headquarters.

The following table presents revenue disaggregated by geography based on the location of the Company's customers:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue by geography	2024	2023	2024	2023
United States	$1,296,776	$1,161,982	$2,519,468	$2,333,346
Europe	411,381	446,307	844,294	879,148
Asia	200,459	230,805	403,533	445,655
Other Americas	201,871	168,573	366,174	340,758
Other	67,775	92,419	138,734	180,202
Total	$2,178,262	$2,100,086	$4,272,203	$4,179,109

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

In the three and six months ended June 30, 2024 and 2023, exclusive of the ASR Program, there were no share repurchases. As of June 30, 2024, 17,430,161 shares remain authorized for repurchase under the August 2023 share repurchase authorization.

18. Earnings per Share

The following table sets forth a reconciliation of the information used in computing basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net earnings	$281,822	$242,239	$914,043	$470,813
Basic earnings per common share:
Net earnings	$2.05	$1.73	$6.61	$3.37
Weighted average shares outstanding	137,443,000	139,862,000	138,247,000	139,810,000
Diluted earnings per common share:
Net earnings	$2.04	$1.72	$6.57	$3.35
Weighted average shares outstanding	138,404,000	140,578,000	139,136,000	140,597,000

The following table is a reconciliation of the share amounts used in computing earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Weighted average shares outstanding - basic	137,443,000	139,862,000	138,247,000	139,810,000
Dilutive effect of assumed exercise of SARs and vesting of performance shares and RSUs	961,000	716,000	889,000	787,000
Weighted average shares outstanding - diluted	138,404,000	140,578,000	139,136,000	140,597,000

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

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
The weighted average number of anti-dilutive potential common shares excluded from the calculation above were approximately 37,000 and 34,000 for the three months ended June 30, 2024 and 2023, respectively, and 72,000 and 61,000 for the six months ended June 30, 2024 and 2023, respectively.

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

Outstanding payments related to the SCF program are recorded within accounts payable in our condensed consolidated balance sheets. As of the June 30, 2024 and December 31, 2023 amounts due to the SCF financial institution were approximately $174,382 and $193,600, respectively.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
20. Subsequent Events

On July 18, 2024, the Company completed the acquisition of Demaco Holland B.V. ("Demaco"), a provider of critical flow control components for cryogenic applications used in a wide range of end markets, for approximately $41.0 million, subject to post-closing adjustments, plus potential contingent consideration of up to approximately $14.0 million. Demaco will be included in the Clean Energy & Fueling segment.

On July 19, 2024, the Company completed the acquisition of Marshall Excelsior Company ("MEC"), a supplier of highly-engineered flow control components for transportation, storage, and use of liquefied petroleum gas and other industrial gases, for approximately $395.0 million, subject to post-closing adjustments. MEC will be included in the Clean Energy & Fueling segment.

The initial accounting for the MEC and Demaco acquisitions is incomplete as a result of the timing of the acquisitions. Accordingly, it is impracticable for us to make certain business combination disclosures such as the estimated fair values of assets and liabilities acquired and the amount of goodwill.

On July 21, 2024, the Company entered into a definitive agreement to sell Environmental Solutions Group, an operating company within the Engineered Products segment, for approximately $2.0 billion on a cash-free and debt-free basis, subject to customary post-closing adjustments. The transaction is expected to close before year-end 2024, subject to customary closing conditions, including receipt of regulatory approvals.

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

•Our Clean Energy & Fueling segment provides components, equipment, software solutions and services enabling safe and reliable storage, transport and dispensing of traditional and clean fuels (including liquefied natural gas, hydrogen, and electric vehicle charging), cryogenic gases, and other hazardous substances along the supply chain, and safe and efficient operation of convenience retail, retail fueling and vehicle wash establishments.

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

In the second quarter of 2024, revenue was $2.2 billion, which increased $0.1 billion, or 3.7%, as compared to the second quarter of 2023. This was driven by organic revenue growth of 4.8% and acquisition-related revenue growth of 2.1%, partially offset by disposition-related decline of 2.6% and an unfavorable impact from foreign currency translation of 0.6%. Strong results were driven by excellent production performance and strong shipment rates on robust orders received.

The 4.8% organic revenue growth for the second quarter of 2024 was driven by our Engineered Products, Imaging & Identification and Clean Energy & Fueling segments which grew 20.2%, 6.9%, and 2.3%, respectively. The growth was partially offset by the Pumps & Process Solutions and Climate & Sustainability Technologies segments which declined 3.1% and 2.3%, respectively. For further information, see "Segment Results of Operations" within this Item 2.

From a geographic perspective, organic revenue for the U.S., our largest market, increased 11.4% in the second quarter of 2024 compared to the prior year comparable quarter driven by strong demand in our waste handling business and retail and refrigeration equipment and services. Organic revenue increased for Other Americas by 17.6%, and decreased for Asia and Europe by 8.5% and 3.8%, respectively.

Bookings were $2.2 billion for the three months ended June 30, 2024, an increase of $0.3 billion, or 15.0% compared to the prior year comparable quarter. Included in this result was organic growth of 16.1% and acquisition-related growth of 2.1%, partially offset by disposition-related decline of 2.7% and an unfavorable impact from foreign currency translation of 0.5%. The organic bookings growth was primarily driven by positive demand trends and order timing.

Restructuring and other costs for the three months ended June 30, 2024 were $11.6 million which included restructuring charges of $9.1 million and other costs of $2.5 million. Restructuring and other costs were generally related to exit costs and headcount reductions across all segments. For further discussion related to our restructuring and other costs, see "Restructuring and Other Costs (Benefits)," within this Item 2.

In July 2024, the Company completed two business acquisitions for approximately $436.0 million, subject to post-closing adjustments, plus potential contingent consideration of up to approximately $14.0 million. In addition, the Company entered into a definitive agreement to sell Environmental Solutions Group ("ESG"), for approximately $2.0 billion on a cash-free and debt-free basis, subject to customary post-closing adjustments. The transaction is expected to close before year-end 2024, subject to customary closing conditions, including receipt of regulatory approvals. See Note 20 — Subsequent Events in the condensed consolidated financial statements in Item 1 of this Form 10-Q for further details.

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands, except per share figures)	2024	2023	% / Point Change	2024	2023	% / Point Change
Revenue	$2,178,262	$2,100,086	3.7%	$4,272,203	$4,179,109	2.2%
Cost of goods and services	1,356,695	1,341,250	1.2%	2,693,381	2,673,254	0.8%
Gross profit	821,567	758,836	8.3%	1,578,822	1,505,855	4.8%
Gross profit margin	37.7%	36.1%	1.6	37.0%	36.0%	1.0
Selling, general and administrative expenses	452,193	434,340	4.1%	915,317	866,754	5.6%
Selling, general and administrative expenses as a percent of revenue	20.8%	20.7%	0.1	21.4%	20.7%	0.7
Operating earnings	369,374	324,496	13.8%	663,505	639,101	3.8%
Interest expense	32,374	33,804	(4.2)%	68,739	68,018	1.1%
Interest income	(4,080)	(2,653)	53.8%	(8,837)	(4,744)	86.3%
Loss (gain) on disposition	663	—	nm*	(529,280)	—	nm*
Other income, net	(12,872)	(6,678)	nm*	(19,288)	(10,486)	nm*
Earnings before provision for income taxes	353,289	300,023	17.8%	1,152,171	586,313	96.5%
Provision for income taxes	71,467	57,784	23.7%	238,128	115,500	106.2%
Effective tax rate	20.2%	19.3%	0.9	20.7%	19.7%	1.0
Net earnings	$281,822	$242,239	16.3%	$914,043	$470,813	94.1%
Net earnings per common share - diluted	$2.04	$1.72	18.6%	$6.57	$3.35	96.1%
* nm - not meaningful

Revenue

Revenue for the three months ended June 30, 2024 increased $0.1 billion, or 3.7%, from the prior year comparable quarter. The increase in revenue was driven by organic revenue growth of 4.8% and acquisition-related growth of 2.1%, partially offset by disposition-related decline of 2.6% and an unfavorable impact from foreign currency translation of 0.6%. Customer pricing favorably impacted revenue by approximately 2.0% in the second quarter of 2024 and by 4.5% in the prior year comparable quarter.

Revenue for the six months ended June 30, 2024 increased $0.1 billion, or 2.2%, from the prior year comparable period. The increase primarily reflects an acquisition-related growth of 2.1% and organic revenue growth of 1.8%. This growth was partially offset by a disposition-related decline of 1.3% and an unfavorable impact from foreign currency translation of 0.4%. Customer pricing favorably impacted revenue by approximately 1.8% for the six months ended June 30, 2024, and by 4.8% in the prior year comparable period.

Gross Profit

Gross profit for the three months ended June 30, 2024 increased $62.7 million, or 8.3%, and gross profit margin increased 160 basis points to 37.7%, versus the prior year comparable quarter. Gross profit margin increased driven by volume leverage and mix, pricing and productivity actions.

Gross profit for the six months ended June 30, 2024 increased $73.0 million, or 4.8%, and gross profit margin increased by 100 basis points to 37.0%, from the prior year comparable period. Gross profit margin increased driven by pricing and productivity actions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2024 increased $17.9 million, or 4.1%, from the prior year comparable quarter, primarily driven by increased employee compensation and benefits and acquisition-related amortization costs. As a percentage of revenue, selling, general and administrative expenses increased 10 basis points as compared to the prior year comparable quarter to 20.8%.

Selling, general and administrative expenses for the six months ended June 30, 2024 increased $48.6 million, or 5.6%, from the prior year comparable period, primarily driven by increased employee compensation and benefits and acquisition-related amortization costs, partially offset by lower restructuring costs. Selling, general and administrative expenses as a percentage of revenue increased 70 basis points as compared to the prior year comparable period to 21.4% driven by a higher rate of increase in selling, general and administrative expenses compared to revenue.

Research and development costs, including qualifying engineering costs, are expensed when incurred and amounted to $40.6 million and $39.3 million for the three months ended June 30, 2024 and 2023, respectively, and $80.6 million and $77.3 million, for the six months ended June 30, 2024 and 2023, respectively. The costs as a percentage of revenue are 1.9% for the three and six months ended June 30, 2024 and 2023.

Gain on Disposition

Gain on disposition of $529.3 million for the six months ended June 30, 2024 was due to the sale of the De-Sta-Co business on March 31, 2024 and includes net post-closing adjustments of $0.7 million recorded during the three months ended June 30, 2024. See Note 4 — Dispositions in the condensed consolidated financial statements in Item 1 of this Form 10-Q for further details.

Other Income, net

Other income, net includes non-service pension benefit, deferred compensation plan investments gain or loss, earnings or charges from equity method investments, foreign exchange gain or loss, and various other items. Other income, net for the three and six months ended June 30, 2024 increased $6.2 million and increased $8.8 million, respectively, from the comparable prior period driven by various immaterial items.

Income Taxes

The effective tax rates for the three months ended June 30, 2024 and 2023 were 20.2% and 19.3%, respectively. The increase in the effective tax rate for the three months ended June 30, 2024 relative to the prior year comparable quarter was primarily driven by favorable audit resolutions in the prior year.

The effective tax rates for the six months ended June 30, 2024 and 2023 were 20.7% and 19.7%, respectively. The increase in the effective tax rate for the six months ended June 30, 2024 relative to the prior year comparable period was primarily driven by the gain on the sale of De-Sta-Co.

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

Net earnings

Net earnings for the three months ended June 30, 2024 increased 16.3% to $281.8 million, or $2.04 diluted earnings per share, from $242.2 million, or $1.72 diluted earnings per share, in the prior year comparable quarter. The increase in net earnings is driven by increased revenue primarily driven by pricing initiatives and increased demand, partially offset by a higher provision for income taxes.

Net earnings for the six months ended June 30, 2024 increased 94.1% to $914.0 million, or $6.57 diluted earnings per share, from $470.8 million, or $3.35 diluted earnings per share, in the prior year comparable period. The increase in net earnings is driven by the after-tax gain on the sale of De-Sta-Co of $414.5 million.

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

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2024	2023	% Change	2024	2023	% Change
Revenue	$514,837	$473,687	8.7%	$1,057,977	$971,236	8.9%

Segment earnings	$101,247	$73,076	38.6%	$205,216	$157,351	30.4%

Segment margin	19.7%	15.4%		19.4%	16.2%

Operational metrics:
Bookings	$581,370	$489,131	18.9%	$1,123,352	$1,025,603	9.5%

Components of revenue growth:
Organic growth			20.2%			14.6%
Dispositions			(11.3)%			(5.5)%
Foreign currency translation			(0.2)%			(0.2)%
Total revenue growth			8.7%			8.9%

Second Quarter 2024 Compared to the Second Quarter 2023

Engineered Products revenue for the second quarter of 2024 increased $41.2 million, or 8.7%, as compared to the second quarter of 2023, driven by organic growth of 20.2%, partially offset by a disposition-related decline of 11.3% and an unfavorable impact from foreign currency translation of 0.2%. The disposition-related decline was due to the divestiture of De-Sta-Co in the first quarter of 2024. Customer pricing favorably impacted revenue by approximately 2.1% in the second quarter of 2024 and in the prior year comparable quarter.

The organic revenue growth was primarily driven by continued robust demand in our waste handling business as national and regional waste haulers continue to upgrade their refuse collection vehicle fleets and implement our leading digital technologies to drive efficiencies in waste collection. We also saw increased revenue in our vehicle service business driven by increasing demand in Europe and improved production performance, along with continued solid demand trends in our aerospace and defense business. We expect positive organic growth trends to continue in the second half of 2024 on the back of robust customer demand in waste handling, growth in aerospace and defense, and improving demand conditions and production performance in our vehicle service business.

Engineered Products segment earnings increased $28.2 million, or 38.6%, compared to the second quarter of 2023. The increase was primarily driven by organic volume increases, favorable price versus cost dynamics, and productivity initiatives, partially offset by disposition impacts. As a result, segment margin increased to 19.7% from 15.4% as compared to the prior year comparable quarter.

Bookings increased 18.9% for the segment, driven by organic growth of 29.3%, partially offset by a disposition-related decline of 10.3% and an unfavorable impact from foreign currency translation of 0.1%. The organic bookings growth was broad-based, but most notable in our waste handling, vehicle service, and aerospace and defense businesses. Segment book-to-bill was 1.13.

Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023

Engineered Products revenue for the six months ended June 30, 2024 increased $86.7 million, or 8.9%, compared to the prior year comparable period. This was comprised of organic revenue growth of 14.6%, a disposition-related decline of 5.5% and an unfavorable impact from foreign currency translation of 0.2%. The organic revenue growth was driven by robust demand in our waste handling business, improved production performance and increased demand in our vehicle service business and solid demand trends in our aerospace and defense business. Customer pricing favorably impacted revenue by approximately 1.8% and by 3.0% in the prior year comparable period.

Segment earnings for the six months ended June 30, 2024 increased $47.9 million, or 30.4%, as compared to the 2023 comparable period. The increase was primarily driven by organic volume increases, favorable price versus cost dynamics, and productivity initiatives, partially offset by disposition impacts and an unfavorable impact from foreign currency translation. Segment margin increased to 19.4% from 16.2% as compared to the prior year comparable period.

Clean Energy & Fueling

Our Clean Energy & Fueling segment provides components, equipment, software solutions and services enabling safe and reliable storage, transport and dispensing of traditional and clean fuels (including liquefied natural gas, hydrogen, and electric vehicle charging), cryogenic gases, and other hazardous substances along the supply chain, and safe and efficient operation of convenience retail, retail fueling and vehicle wash establishments.

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2024	2023	% Change	2024	2023	% Change
Revenue	$463,014	$441,166	5.0%	$908,067	$871,895	4.1%

Segment earnings	$87,536	$83,616	4.7%	$157,211	$157,221	—%

Segment margin	18.9%	19.0%		17.3%	18.0%

Operational metrics:
Bookings	$442,086	$440,137	0.4%	$913,696	$894,663	2.1%

Components of revenue growth:
Organic growth			2.3%			1.9%
Acquisitions			3.0%			2.4%
Foreign currency translation			(0.3)%			(0.2)%
Total revenue growth			5.0%			4.1%

Second Quarter 2024 Compared to the Second Quarter 2023

Clean Energy & Fueling revenue for the second quarter of 2024 increased $21.8 million, or 5.0%, as compared to the second quarter of 2023, driven by acquisition-related growth of 3.0%, organic growth of 2.3% and an unfavorable foreign currency translation of 0.3%. Customer pricing favorably impacted revenue in the second quarter of 2024 by approximately 3.2% and by 4.8% in the prior year comparable quarter.

The organic revenue growth was primarily driven by pricing initiatives, clean energy solutions, and strong demand in North America and Latin America above ground retail fueling equipment, partially offset by volume headwinds in the fluid transfer solutions business. We expect continued organic growth in the second half of the year driven by strong demand in North America above ground retail fueling equipment and the clean energy solutions business.

Clean Energy & Fueling segment earnings increased $3.9 million, or 4.7%, over the prior year comparable quarter. The increase was primarily driven by strategic pricing and cost actions, partially offset by inflationary impacts. Segment margin remained flat compared to prior year comparable quarter.

Overall bookings increased 0.4% as compared to the prior year comparable quarter, driven by acquisition growth of 2.4%, partially offset by an organic decline of 1.6% and an unfavorable impact from foreign currency translation of 0.4%. The organic bookings decline was primarily due to order timing in above ground retail fueling equipment and fluid transfer solutions. Segment book-to-bill was 0.95.

Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023

Clean Energy & Fueling segment revenue increased $36.2 million, or 4.1%, as compared to the six months ended June 30, 2023, attributable to acquisition-related growth of 2.4% and organic growth of 1.9%, partially offset by an unfavorable impact from foreign currency translation of 0.2%. Organic revenue was higher in the first six months of the year compared with the prior year comparable period, driven by pricing actions and above ground retail fueling equipment, partially offset by lower volume in fluid transfer solutions and below ground retail fueling businesses. Customer pricing favorably impacted revenue by approximately 3.0% and by approximately 4.7% in the prior year comparable period.

Clean Energy & Fueling segment earnings remained flat, for the six months ended June 30, 2024. Pricing actions and productivity initiatives were offset by lower volume and inflationary costs. Segment margin decreased to 17.3% from 18.0% in the prior year comparable period, mainly due to revenue mix.

Imaging & Identification

Our Imaging & Identification segment supplies precision marking and coding, product traceability, brand protection and digital textile printing equipment, as well as related consumables, software and services to the global packaged and consumer goods, pharmaceutical, industrial manufacturing, textile and other end-markets.

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2024	2023	% Change	2024	2023	% Change
Revenue	$287,593	$271,932	5.8%	$564,399	$555,023	1.7%

Segment earnings	$75,786	$61,336	23.6%	$145,745	$129,651	12.4%

Segment margin	26.4%	22.6%		25.8%	23.4%

Operational metrics:
Bookings	$288,641	$262,092	10.1%	$567,074	$552,804	2.6%

Components of revenue growth:
Organic growth			6.9%			2.6%
Acquisitions			0.7%			0.5%
Foreign currency translation			(1.8)%			(1.4)%
Total revenue growth			5.8%			1.7%

Second Quarter 2024 Compared to the Second Quarter 2023

Imaging & Identification revenue for the second quarter of 2024 increased $15.7 million, or 5.8%, as compared to the second quarter of 2023, comprised of organic growth of 6.9% and acquisition-related growth of 0.7%, partially offset by an unfavorable impact from foreign currency translation of 1.8%. Customer pricing favorably impacted revenue in the second quarter of 2024 by approximately 2.8% and by approximately 6.0% in the prior year comparable quarter.

The organic revenue growth was primarily driven by pricing actions, serialization software, and strong consumables and aftermarket sales. We expect continued favorable organic growth in the second half of the year driven by pricing and increased demand for marking and coding equipment, particularly in the United States and Latin America.

Imaging & Identification segment earnings increased $14.5 million, or 23.6%, over the prior year comparable quarter. This increase was primarily driven by pricing initiatives, higher volume and cost controls, partially offset by an unfavorable impact from foreign currency translation. Segment margin increased to 26.4% from 22.6% in the prior year comparable quarter.

Overall bookings increased 10.1% as compared to the prior year comparable quarter, reflecting organic growth of 11.1% and acquisition-related growth of 1.0%, partially offset by an unfavorable impact from foreign currency translation of 2.0%. The organic bookings growth was primarily driven by order intake and timing in marking and coding and digital textile printing businesses. Segment book-to-bill was 1.00.

Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023

Imaging & Identification segment revenue increased $9.4 million, or 1.7%, as compared to the six months ended June 30, 2023, attributable to organic growth of 2.6% and acquisition-related growth of 0.5%, partially offset by an unfavorable impact from foreign currency translation of 1.4%. The organic revenue growth was primarily driven by pricing initiatives, partially offset by weaker demand in our digital textile printing business. Customer pricing favorably impacted revenue by approximately 3.2% and by approximately 6.4% in the prior year comparable period.

Imaging & Identification segment earnings increased $16.1 million, or 12.4%, for the six months ended June 30, 2024 over the prior year comparable period. The increase was primarily driven by pricing initiatives and cost controls, partially offset by the unfavorable impact of foreign currency translation. Segment margin increased to 25.8% from 23.4% in the prior year comparable period.

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

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2024	2023	% Change	2024	2023	% Change
Revenue	$477,239	$465,626	2.5%	$942,968	$879,507	7.2%

Segment earnings	$137,217	$129,337	6.1%	$255,954	$244,581	4.6%

Segment margin	28.8%	27.8%		27.1%	27.8%

Operational metrics:
Bookings	$461,426	$394,317	17.0%	$935,058	$858,614	8.9%

Components of revenue growth:
Organic (decline) growth			(3.1)%			0.5%
Acquisitions			6.0%			6.7%
Foreign currency translation			(0.4)%			—%
Total revenue growth			2.5%			7.2%

Second Quarter 2024 Compared to the Second Quarter 2023

Pumps & Process Solutions revenue for the second quarter of 2024 increased $11.6 million, or 2.5%, as compared to the second quarter of 2023, driven by acquisition-related growth of 6.0%, partially offset by organic decline of 3.1% and an unfavorable impact from foreign currency translation of 0.4%. Acquisition-related growth was driven by the acquisition of FW Murphy Production Controls business ("FW Murphy") in the fourth quarter of 2023. Customer pricing favorably impacted revenue in the second quarter of 2024 by approximately 1.8% and by approximately 5.1% in the prior year comparable quarter.

The organic revenue decline was primarily due to decreased revenue in our plastics and polymer processing solutions business, partially offset by increased revenue in our precision components business and increased demand for connectors used in bioprocessing and high performance computing and data center applications. We expect overall revenue to trend favorably in the second half of the year driven by the FW Murphy acquisition, positive demand trends in bioprocessing and recent specification wins for thermal connectors in liquid cooling for high performance computing and data center applications. We expect this to be partially offset by slower expected demand in our polymer processing equipment business.

Pumps & Process Solutions segment earnings increased $7.9 million, or 6.1%, over the prior year comparable quarter. The increase was driven by the favorable impact from the FW Murphy acquisition, along with the positive impact of pricing initiatives and productivity actions, partially offset by a negative impact from lower volume. Segment margin increased to 28.8% from 27.8% from the prior year comparable quarter driven by productivity initiatives and favorable portfolio mix.

Overall bookings increased 17.0% as compared to the prior year comparable quarter with organic growth of 10.5% and acquisition-related growth of 6.9%, partially offset by an unfavorable impact from foreign currency translation of 0.4%. The organic bookings growth was primarily driven by positive demand trends in connectors, supported by improving customer sentiment in bioprocessing along with recent specification wins in high performance computing applications. Segment book-to-bill was 0.97.

Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023

Pumps & Process Solutions segment revenue increased $63.5 million, or 7.2%, as compared to the six months ended June 30, 2023, attributable to acquisition-related growth of 6.7% for the acquisition of FW Murphy and organic growth of 0.5%. The organic growth was primarily driven by pricing initiatives, increased revenue in precision components and single-use components used in biopharmaceutical manufacturing, partially offset by our polymer processing equipment business. Customer pricing favorably impacted revenue by approximately 1.6% and by approximately 5.0% in the prior year comparable period.

Pumps & Process Solutions segment earnings increased $11.4 million, or 4.6%, for the six months ended June 30, 2024 over the prior year comparable period. The increase was driven by the favorable impact from the FW Murphy acquisition, pricing initiatives and productivity, partially offset by lower volume. Segment margin decreased to 27.1% from 27.8% from the prior year comparable period.

Climate & Sustainability Technologies
Our Climate & Sustainability Technologies segment is a provider of innovative and energy-efficient equipment, components and parts for the commercial refrigeration, heating and cooling and beverage can-making equipment end-markets.

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2024	2023	% Change	2024	2023	% Change
Revenue	$436,706	$449,001	(2.7)%	$800,998	$904,326	(11.4)%

Segment earnings	$79,127	$76,074	4.0%	$129,886	$149,852	(13.3)%

Segment margin	18.1%	16.9%		16.2%	16.6%

Operational metrics:
Bookings	$406,269	$310,911	30.7%	859,355	$682,554	25.9%

Components of revenue decline:
Organic decline			(2.3)%			(11.4)%
Acquisitions			0.4%			0.5%
Foreign currency translation			(0.8)%			(0.5)%
Total revenue decline			(2.7)%			(11.4)%

Second Quarter 2024 Compared to the Second Quarter 2023

Climate & Sustainability Technologies revenue decreased $12.3 million, or 2.7%, as compared to the second quarter of 2023, reflecting organic revenue decline of 2.3% and an unfavorable impact from foreign currency translation of 0.8%, partially offset by acquisition-related growth of 0.4%. Customer pricing favorably impacted revenue in the second quarter of 2024 by approximately 0.3% and by approximately 5.3% in the prior year comparable quarter.

The organic revenue decline was primarily due to near-term, transient slowing in heat exchanger demand in Europe due to HVAC OEMs efforts to reduce component inventories, as well as continued headwinds in new beverage can-making equipment sales as customers pivot from new equipment investment to scaling production and expanding utilization of recent capacity additions. This was partially offset by increased demand for retail refrigeration equipment and services, including the growing demand for low-global warming potential ("GWP") CO2 refrigerant systems. We expect organic revenue declines to continue into the second half of the year as continued growth in demand for retail refrigeration equipment is more than offset by year-over-year reductions in sales of beverage can-making equipment and heat exchangers in Europe. Despite continued year-over-year headwinds, we do expect demand in heat exchangers to improve sequentially from the first half of 2024 to the second half of 2024.

Climate & Sustainability Technologies segment earnings increased $3.1 million, or 4.0%, as compared to the second quarter of 2023. The segment earnings increase was primarily driven by favorable retail refrigeration mix, productivity and cost actions, partially offset by the negative impact from lower volumes in heat exchangers and beverage can-making equipment, as well as the unfavorable impact from foreign currency translation. Segment margin increased to 18.1% from 16.9% in the prior year comparable quarter.

Bookings in the second quarter of 2024 increased 30.7% from the prior year comparable quarter, reflecting organic growth of 31.6% and acquisition-related growth of 0.1%, partially offset by an unfavorable impact from foreign currency translation of 1.0%. The organic bookings growth was principally driven by favorable demand trends across retail refrigeration, including continued strong demand for low-GWP CO2 refrigerant systems. This was partially offset by temporary reductions in heat exchanger demand in Europe. Segment book-to-bill was 0.93.

Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023

Climate & Sustainability Technologies segment revenue decreased $103.3 million, or 11.4%, compared to the six months ended June 30, 2023, reflecting an organic revenue decline of 11.4%, and an unfavorable foreign currency translation impact of 0.5%, partially offset by an acquisition-related growth of 0.5%. The organic revenue decline for the six months ended June 30, 2024 was due to near-term, transient slowing in heat exchanger demand in Europe due to HVAC OEMs efforts to reduce component inventories, as well as continued headwinds in new beverage can-making equipment sales as customers pivot from new equipment investment to scaling production and expanding utilization of recent capacity additions. This was partially offset by increased demand for retail refrigeration equipment and services, including the growing demand for low-GWP CO2 refrigerant systems. Customer pricing unfavorably impacted revenue by approximately 0.2% and favorably impacted revenue by 5.6% in the prior year comparable period.

Climate & Sustainability Technologies segment earnings decreased $20.0 million, or 13.3%, for the six months ended June 30, 2024, as compared to the prior year comparable period. Segment margin decreased to 16.2% from 16.6% in the prior year comparable period. The earnings decrease was due to lower volumes in heat exchangers and beverage can-making equipment, partially offset by increased retail refrigeration volumes, productivity initiatives and cost reduction actions.

Reconciliation of Segment Earnings to Net Earnings

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Net earnings:
Segment earnings:
Engineered Products	$101,247	$73,076	$205,216	$157,351
Clean Energy & Fueling	87,536	83,616	157,211	157,221
Imaging & Identification	75,786	61,336	145,745	129,651
Pumps & Process Solutions	137,217	129,337	255,954	244,581
Climate & Sustainability Technologies	79,127	76,074	129,886	149,852
Total segment earnings	480,913	423,439	894,012	838,656
Purchase accounting expenses (1)	45,697	40,200	91,248	82,879
Restructuring and other costs (2)	11,590	18,143	36,274	32,196
Loss (gain) on disposition (3)	663	—	(529,280)	—
Corporate expense / other (4)	41,380	33,922	83,697	73,994
Interest expense	32,374	33,804	68,739	68,018
Interest income	(4,080)	(2,653)	(8,837)	(4,744)
Earnings before provision for income taxes	353,289	300,023	1,152,171	586,313
Provision for income taxes	71,467	57,784	238,128	115,500
Net earnings	$281,822	$242,239	$914,043	$470,813
(1) Purchase accounting expenses are primarily comprised of amortization of acquired intangible assets.
(2) Restructuring and other costs relate to actions taken for headcount reductions, facility consolidations and site closures, product line exits, and other asset charges.
(3) Loss (gain) on disposition due to the sale of De-Sta-Co in the Engineered Products segment.
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

Restructuring and Other Costs (Benefits)

Restructuring and other costs are not presented in our segment earnings because these costs are excluded from the segment operating performance measure reviewed by management. During the three and six months ended June 30, 2024, we incurred restructuring charges of $9.1 million and $27.8 million and other costs, net of $2.5 million and $8.5 million. Restructuring charges for the three months ended June 30, 2024 were primarily related to exit costs and headcount reductions across all segments. Restructuring charges for the six months ended June 30, 2024 were primarily related to product line exit costs and headcount reductions in the Climate & Sustainability Technologies, Clean Energy & Fueling and Pumps & Process Solutions segments. These restructuring programs were initiated in 2023 and 2024 and the Company will continue to make proactive adjustments to its cost structure to align with current demand trends. Other costs, net of $8.5 million for the six months ended June 30, 2024, were primarily due to a non-cash asset impairment charge in our Climate & Sustainability Technologies segment. These restructuring and other charges were recorded in cost of goods and services and selling, general and administrative expenses in the condensed consolidated statement of earnings. Additional programs beyond the scope of the announced programs may be implemented during 2024 with related restructuring charges.

We recorded the following restructuring and other costs for the three and six months ended June 30, 2024:

	Three Months Ended June 30, 2024
(in thousands)	Engineered Products	Clean Energy & Fueling	Imaging & Identification	Pumps & Process Solutions	Climate & Sustainability Technologies	Corporate	Total
Restructuring	$1,486	$1,925	$2,081	$1,614	$1,953	$78	$9,137
Other (benefits) costs	44	682	759	(5)	438	535	2,453
Restructuring and other costs	$1,530	$2,607	$2,840	$1,609	$2,391	$613	$11,590

	Six Months Ended June 30, 2024
(in thousands)	Engineered Products	Clean Energy & Fueling	Imaging & Identification	Pumps & Process Solutions	Climate & Sustainability Technologies	Corporate	Total
Restructuring	$1,978	$6,890	$2,841	$2,965	$13,023	$95	$27,792
Other costs, net	729	1,341	1,228	52	3,888	1,244	8,482
Restructuring and other costs	$2,707	$8,231	$4,069	$3,017	$16,911	$1,339	$36,274

Restructuring and other costs for the three and six months ended June 30, 2023 included restructuring charges of $16.4 million and $28.9 million, respectively, and other costs, net of $1.7 million and $3.3 million, respectively. Restructuring charges for the three and six months ended June 30, 2023 were primarily related to headcount reductions and exit costs in the Clean Energy & Fueling, Engineered Products and Pumps & Process Solutions segments. These restructuring programs were initiated in 2022 and 2023 and were undertaken in light of current market conditions. Other costs, net of $2.0 million within the Clean Energy & Fueling segment for the six months ended June 30, 2023 were primarily due to product line rationalization. These restructuring and other charges were recorded in cost of goods and services and selling, general and administrative expenses in the condensed consolidated statement of earnings.

We recorded the following restructuring and other costs for the three and six months ended June 30, 2023:

	Three Months Ended June 30, 2023
(in thousands)	Engineered Products	Clean Energy & Fueling	Imaging & Identification	Pumps & Process Solutions	Climate & Sustainability Technologies	Corporate	Total
Restructuring	$3,938	$5,847	$865	$3,303	$1,205	$1,241	$16,399
Other costs, net	9	891	143	44	531	126	1,744
Restructuring and other costs	$3,947	$6,738	$1,008	$3,347	$1,736	$1,367	$18,143

	Six Months Ended June 30, 2023
(in thousands)	Engineered Products	Clean Energy & Fueling	Imaging & Identification	Pumps & Process Solutions	Climate & Sustainability Technologies	Corporate	Total
Restructuring	$4,477	$15,991	$1,204	$4,629	$1,447	$1,127	$28,875
Other (benefits) costs, net	34	1,959	496	(3)	703	132	3,321
Restructuring and other costs	$4,511	$17,950	$1,700	$4,626	$2,150	$1,259	$32,196

Purchase Accounting Expenses

Purchase accounting expenses primarily relate to amortization of acquired intangible assets. These expenses are not presented in our segment earnings because they are excluded from the segment operating performance measure reviewed by management. These expenses reconcile to segment earnings as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Purchase Accounting Expenses
Engineered Products	$3,980	$4,991	$7,974	$10,795
Clean Energy & Fueling	21,344	19,540	42,301	39,107
Imaging & Identification	5,665	5,945	11,406	11,551
Pumps & Process Solutions	9,662	4,900	19,473	11,777
Climate & Sustainability Technologies	5,046	4,824	10,094	9,649
Total	$45,697	$40,200	$91,248	$82,879

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

Cash Flow Summary

The following table is derived from our condensed consolidated statements of cash flows:

	Six Months Ended June 30,
Cash Flows from Operations (in thousands)	2024	2023
Net cash flows provided by (used in):
Operating activities	$370,255	$436,538
Investing activities	458,016	(86,010)
Financing activities	(911,439)	(444,489)

Operating Activities

Cash flow from operating activities for the six months ended June 30, 2024 decreased by $66.3 million compared to June 30, 2023, primarily due to tax payments related to the gain from the De-Sta-Co divestiture.

Adjusted Working Capital: We believe adjusted working capital (a non-GAAP measure calculated as accounts receivable, plus inventory, less accounts payable) provides a meaningful measure of liquidity by showing changes caused by operational results. The following table provides a calculation of adjusted working capital:

Adjusted Working Capital (in thousands)	June 30, 2024	December 31, 2023
Accounts receivable, net	$1,559,915	$1,432,040
Inventories, net	1,238,806	1,225,452
Less: Accounts payable	974,317	958,542
Adjusted working capital	$1,824,404	$1,698,950

Adjusted working capital increased by $125.5 million, or 7.4%, in the six months ended June 30, 2024, which reflected an increase of $127.9 million in accounts receivable, net, an increase of $13.4 million in inventory, net and an increase in accounts payable of $15.8 million. These amounts include the effects of acquisitions, dispositions and foreign currency translation. The change in accounts receivable and payable reflect the timing of payments and collections. The increase in inventories is driven by production planning ahead of higher expected shipment volumes in the next several quarters.

Investing Activities

Cash flow from investing activities is derived from cash inflows from proceeds from disposition, partially offset by cash outflows for acquisitions and capital expenditures. The majority of the activity in investing activities was comprised of the following:

•Proceeds from disposition: During the six months ended June 30, 2024, we received net proceeds of $674.7 million from the sale of De-Sta-Co within the Engineered Products segment. There were no proceeds from disposition during the six months ended June 30, 2023.

•Acquisitions: During the six months ended June 30, 2024, we deployed approximately $144.9 million, net, to acquire Transchem Group and Bulloch Technologies, Inc. within the Clean Energy & Fueling segment and one other immaterial acquisition within the Imaging & Identification segment. In comparison, during the six months ended June 30, 2023, there were no acquisitions.

•Capital spending: Capital expenditures decreased $3.1 million during the six months ended June 30, 2024, compared to the six months ended June 30, 2023, in line with our planned capital expenditures for the year.

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

Financing Activities

Cash flow from financing activities generally relates to the use of cash for purchases of our common stock and payment of dividends, offset by net borrowing activity. The majority of financing activity was attributed to the following:

•Repurchase of common stock, including prepayment under accelerated share repurchase program: During the six months ended June 30, 2024, we used $500 million to repurchase 2,569,839 shares on March 1, 2024, under an accelerated share repurchase transaction. During the six months ended June 30, 2023, we repurchased no shares. See Note 17 — Stockholders' Equity in the condensed consolidated financial statements in Item 1 of this Form 10-Q for further details.

•Commercial paper and other short-term borrowings, net: During the six months ended June 30, 2024, we used $257.8 million to pay off commercial paper borrowings, with net proceeds received from the sale of De-Sta-Co. During the six months ended June 30, 2023, we used $289.6 million to pay off commercial paper borrowings.

•Dividend payments: Total dividend payments to common shareholders were $141.6 million during the six months ended June 30, 2024, as compared to $141.5 million during the same period in 2023. Our dividends paid per common share increased 1.0% to $1.02 during the six months ended June 30, 2024 compared to $1.01 during the same period in 2023.

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

The following table reconciles our free cash flow to cash flow provided by operating activities:

	Six Months Ended June 30,
Free Cash Flow (dollars in thousands)	2024	2023
Cash flow provided by operating activities	$370,255	$436,538
Less: Capital expenditures	(85,347)	(88,454)
Free cash flow	$284,908	$348,084
Cash flow from operating activities as a percentage of revenue	8.7%	10.4%
Cash flow from operating activities as a percentage of net earnings	40.5%	92.7%
Free cash flow as a percentage of revenue	6.7%	8.3%
Free cash flow as a percentage of net earnings	31.2%	73.9%

For the six months ended June 30, 2024, we generated free cash flow of $284.9 million, representing 6.7% of revenue and 31.2% of net earnings. Free cash flow for the six months ended June 30, 2024, decreased $63.2 million, compared to June 30, 2023, primarily due to tax payments related to the gain from the De-Sta-Co divestiture. The decreases in cash flow from operating activities and free cash flow as percentages of net earnings are due primarily to the gain on sale of De-Sta-Co. The Company made tax payments of $56.0 million related to the De-Sta-Co gain during the six months ended June 30, 2024. The remainder of the tax payments on the De-Sta-Co gain will be paid in quarterly installments throughout 2024.

Capitalization

We use commercial paper borrowings for general corporate purposes, including the funding of acquisitions and the repurchase of our common stock. As of June 30, 2024, we maintained $1.0 billion five-year and $500.0 million 364-day unsecured revolving credit facilities (together, the "Credit Agreements") with a syndicate of banks which expire April 6, 2028 and April 3, 2025, respectively. The Credit Agreements are designated as a liquidity back-stop for the Company's commercial paper program and also are available for general corporate purposes.

At the Company's election, loans under the Credit Agreements will bear interest at a base rate plus an applicable margin. The Credit Agreements require the Company to pay facility fees and impose various restrictions on the Company such as, among other things, a requirement to maintain an interest coverage ratio of consolidated EBITDA to consolidated net interest expense of not less than 3.0 to 1.0. The Company was in compliance with all covenants in the Credit Agreements and other long-term debt covenants at June 30, 2024 and had an interest coverage ratio of consolidated EBITDA to consolidated net interest expense of 20.1 to 1. We are not aware of any potential impairment to our liquidity and expect to remain in compliance with all of our debt covenants. Additionally, our earliest long-term debt maturity is in 2025.

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

At June 30, 2024, our cash and cash equivalents totaled $328.8 million, of which approximately $297.6 million was held outside the United States. At December 31, 2023, our cash and cash equivalents totaled $398.6 million, of which approximately $269.6 million was held outside the United States. Cash and cash equivalents are held primarily in bank deposits with highly rated banks. We regularly hold cash in excess of near-term requirements in bank deposits or invest the funds in government money market instruments or short-term investments, which consist of investment grade time deposits with original maturity dates at the time of purchase of no greater than three months.

On March 31, 2024, the Company completed the sale of the De-Sta-Co business for total consideration, net of cash transferred, of $674.7 million. Of the total consideration, $63.0 million was received upon finalization of closing activities in India and China, which occurred during the second quarter. See Note 4 — Dispositions in the condensed consolidated financial statements in Item 1 of this Form 10-Q for further details.

In July 2024, the Company completed two business acquisitions for approximately $436.0 million, subject to post-closing adjustments, plus potential contingent consideration of up to approximately $14.0 million. In addition, the Company entered into a definitive agreement to sell ESG for approximately $2.0 billion on a cash-free and debt-free basis, subject to customary post-closing adjustments. The transaction is expected to close before year-end 2024, subject to customary closing conditions, including receipt of regulatory approvals. See Note 20 — Subsequent Events in the condensed consolidated financial statements in Item 1 of this Form 10-Q for further details.

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

Net Debt to Net Capitalization Ratio (dollars in thousands)	June 30, 2024	December 31, 2023
Commercial paper	$209,800	$467,600
Other	671	682
Total short-term borrowings	210,471	468,282
Long-term debt	2,960,914	2,991,759
Total debt	3,171,385	3,460,041
Less: Cash and cash equivalents, including cash held for sale	(328,752)	(415,861)
Net debt	2,842,633	3,044,180
Add: Stockholders' equity	5,363,623	5,106,605
Net capitalization	$8,206,256	$8,150,785
Net debt to net capitalization	34.6%	37.3%

Our net debt to net capitalization ratio decreased to 34.6% at June 30, 2024 compared to 37.3% at December 31, 2023. Net debt decreased $201.5 million during the period primarily due to net proceeds from the sale of De-Sta-Co that were used to reduce our commercial paper borrowings and a decrease in long-term debt. Stockholders' equity increased for the period as a result of current earnings of $914.0 million, partially offset by share repurchases under the ASR program.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the six months ended June 30, 2024. For a discussion of our exposure to market risk, refer to Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Item 4. Controls and Procedures

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2024.

During the second quarter of 2024, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

a.Not applicable.

b.Not applicable.

c.In August 2023, the Company's Board of Directors approved a new standing share repurchase authorization whereby the Company may repurchase up to 20 million shares beginning on January 1, 2024 through December 31, 2026. As of June 30, 2024, the number of shares still available for repurchase under the current share repurchase authorization was 17,430,161.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

a.- b. None.

c. During the six months ended June 30, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

3.1
Sixth Restated Certificate of Incorporation of the Company (as filed with the Secretary of State's Office of the State of Delaware on May 7, 2024), filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on May 8, 2024 (SEC File No. 001-04018).

10.1
364-Day Credit Agreement dated as of April 4, 2024 among Dover Corporation, the Lenders party thereto, the Borrowing Subsidiaries party thereto from time to time and JPMorgan Chase Bank, N.A. as Administrative Agent, filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (SEC File No. 001-04018).

10.2
First Amendment, dated as of April 4, 2024, to Five-Year Credit Agreement dated as of April 6, 2023 among Dover Corporation, the Lenders party thereto, the Issuing Banks party thereto, the Borrowing Subsidiaries party thereto from time to time and JPMorgan Chase Bank, N.A. as Administrative Agent, filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (SEC File No. 001-04018).

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

101
The following materials from Dover Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page formatted in Inline XBRL and contained in Exhibit 101.

*Executive compensation plan or arrangement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

DOVER CORPORATION

Date:	July 25, 2024	/s/ Brad M. Cerepak
Brad M. Cerepak
Senior Vice President & Chief Financial Officer
(Principal Financial Officer)

Date:	July 25, 2024	/s/ Ryan W. Paulson
Ryan W. Paulson
Vice President, Controller
(Principal Accounting Officer)