Form 10-Q
period 2024-09-30
DOVER Corp
filed 2024-10-24
CIK 29905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☑
The number of shares outstanding of the Registrant’s common stock as of October 18, 2024 was 137,191,966.

Dover Corporation
Form 10-Q

Item 1. Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$1,983,542	$1,958,428	$5,816,043	$5,779,664
Cost of goods and services	1,220,355	1,219,047	3,603,146	3,631,023
Gross profit	763,187	739,381	2,212,897	2,148,641
Selling, general and administrative expenses	429,570	402,838	1,301,606	1,234,223
Operating earnings	333,617	336,543	911,291	914,418
Interest expense	34,128	32,390	102,867	100,407
Interest income	(5,176)	(3,808)	(14,013)	(8,552)
Gain on dispositions	(68,633)	—	(597,913)	—
Other income, net	(13,032)	(10,274)	(33,016)	(20,758)
Earnings before provision for income taxes	386,330	318,235	1,453,366	843,321
Provision for income taxes	73,434	56,252	291,781	157,636
Earnings from continuing operations	312,896	261,983	1,161,585	685,685
Earnings from discontinued operations, net	34,204	27,770	99,558	74,881
Net earnings	$347,100	$289,753	$1,261,143	$760,566

Earnings per share from continuing operations:
Basic	$2.28	$1.87	$8.42	$4.90
Diluted	$2.26	$1.86	$8.37	$4.88
Earnings per share from discontinued operations:
Basic	$0.25	$0.20	$0.72	$0.54
Diluted	$0.25	$0.20	$0.72	$0.53
Net earnings per share:
Basic	$2.53	$2.07	$9.14	$5.44
Diluted	$2.51	$2.06	$9.08	$5.41
Weighted average shares outstanding:
Basic	137,251	139,878	137,913	139,833
Diluted	138,223	140,615	138,830	140,603

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net earnings	$347,100	$289,753	$1,261,143	$760,566
Other comprehensive earnings (loss), net of tax
Foreign currency translation adjustments:
Foreign currency translation gain (loss)	55,121	(54,114)	13,176	(16,207)
Reclassification of foreign currency translation losses to earnings	—	—	13,931	—
Total foreign currency translation adjustments (net of $10,468, $(7,274), $3,008 and $(58) tax benefit (provision), respectively)	55,121	(54,114)	27,107	(16,207)
Pension and other post-retirement benefit plans:
Amortization of actuarial gain included in net periodic pension cost	(363)	(516)	(1,099)	(1,578)
Amortization of prior service (credits) costs included in net periodic pension cost	(160)	245	(472)	764
Total pension and other post-retirement benefit plans (net of $138, $82, $415 and $247 tax benefit, respectively)	(523)	(271)	(1,571)	(814)
Changes in fair value of cash flow hedges:
Unrealized net (loss) gain arising during period	(1,107)	587	(246)	246
Net loss (gain) reclassified into earnings	39	369	(665)	2,067
Total cash flow hedges (net of $315, $(273), $269 and $(660) tax benefit (provision), respectively)	(1,068)	956	(911)	2,313
Other comprehensive earnings (loss), net of tax	53,530	(53,429)	24,625	(14,708)
Comprehensive earnings	$400,630	$236,324	$1,285,768	$745,858

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$386,766	$398,561
Receivables, net	1,428,961	1,321,107
Inventories, net	1,214,268	1,144,089
Prepaid and other current assets	132,745	139,348
Assets held for sale - current	583,161	387,130
Total current assets	3,745,901	3,390,235
Property, plant and equipment, net	995,766	978,472
Goodwill	4,974,447	4,637,564
Intangible assets, net	1,645,379	1,445,204
Other assets and deferred charges	551,479	555,084
Assets held for sale - non-current	—	341,954
Total assets	$11,912,972	$11,348,513

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$379,295	$468,282
Accounts payable	865,188	854,465
Accrued compensation and employee benefits	250,017	258,786
Deferred revenue	185,055	194,798
Accrued insurance	92,543	86,085
Other accrued expenses	334,617	296,895
Federal and other income taxes	62,000	36,878
Liabilities held for sale - current	218,488	217,581
Total current liabilities	2,387,203	2,413,770
Long-term debt	3,007,820	2,991,759
Deferred income taxes	353,609	346,383
Non-current income tax payable	6,158	28,024
Other liabilities	460,183	426,914
Liabilities held for sale - non-current	—	35,058
Stockholders' equity:
Total stockholders' equity	5,697,999	5,106,605
Total liabilities and stockholders' equity	$11,912,972	$11,348,513

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except per share data)
(Unaudited)

	Common stock $1 par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings (loss)	Treasury stock	Total stockholders' equity
Balance at July 1, 2024	$259,971	$829,335	$11,768,023	$(266,771)	$(7,226,935)	$5,363,623
Net earnings	—	—	347,100	—	—	347,100
Dividends paid ($0.515 per share)	—	—	(70,723)	—	—	(70,723)
Common stock issued for the exercise of share-based awards	35	(3,856)	—	—	—	(3,821)
Stock-based compensation expense	—	8,290	—	—	—	8,290
Common stock acquired, including accelerated share repurchase program and excise tax	—	53,229	—	—	(53,229)	—
Other comprehensive earnings, net of tax	—	—	—	53,530	—	53,530
Balance at September 30, 2024	$260,006	$886,998	$12,044,400	$(213,241)	$(7,280,164)	$5,697,999

	Common stock $1 par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total stockholders' equity
Balance at July 1, 2023	$259,818	$875,041	$10,552,433	$(227,502)	$(6,797,685)	$4,662,105
Net earnings	—	—	289,753	—	—	289,753
Dividends paid ($0.51 per share)	—	—	(71,408)	—	—	(71,408)
Common stock issued for the exercise of share-based awards	17	(1,283)	—	—	—	(1,266)
Stock-based compensation expense	—	6,745	—	—	—	6,745
Other comprehensive loss, net of tax	—	—	—	(53,429)	—	(53,429)
Balance at September 30, 2023	$259,835	$880,503	$10,770,778	$(280,931)	$(6,797,685)	$4,832,500

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except per share data)
(Unaudited)

	Common stock $1 par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings (loss)	Treasury stock	Total stockholders' equity
Balance at January 1, 2024	$259,842	$886,690	$10,995,624	$(237,866)	$(6,797,685)	$5,106,605
Net earnings	—	—	1,261,143	—	—	1,261,143
Dividends paid ($1.54 per share)	—	—	(212,367)	—	—	(212,367)
Common stock issued for the exercise of share-based awards	164	(10,890)	—	—	—	(10,726)
Stock-based compensation expense	—	32,969	—	—	—	32,969
Common stock acquired, including accelerated share repurchase program and excise tax	—	(21,771)	—	—	(482,479)	(504,250)
Other comprehensive earnings, net of tax	—	—	—	24,625	—	24,625
Balance at September 30, 2024	$260,006	$886,998	$12,044,400	$(213,241)	$(7,280,164)	$5,697,999

	Common stock $1 par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total stockholders' equity
Balance at January 1, 2023	$259,644	$867,560	$10,223,070	$(266,223)	$(6,797,685)	$4,286,366
Net earnings	—	—	760,566	—	—	760,566
Dividends paid ($1.52 per share)	—	—	(212,882)	—	—	(212,882)
Common stock issued for the exercise of share-based awards	191	(12,525)	—	—	—	(12,334)
Stock-based compensation expense	—	25,468	—	—	—	25,468
Other comprehensive loss, net of tax	—	—	—	(14,708)	—	(14,708)
Other, net	—	—	24	—	—	24
Balance at September 30, 2023	$259,835	$880,503	$10,770,778	$(280,931)	$(6,797,685)	$4,832,500

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Operating Activities:
Net earnings	$1,261,143	$760,566
Adjustments to reconcile net earnings to cash provided by operating activities:
Earnings from discontinued operations, net	(99,558)	(74,881)
Depreciation and amortization	251,179	227,519
Stock-based compensation expense	32,297	24,836
Gain on dispositions	(597,913)	—
Other, net	(36,033)	(1,407)
Cash effect of changes in assets and liabilities:
Accounts receivable, net	(5,960)	(59,082)
Inventories	(36,936)	42,553
Prepaid expenses and other assets	(19,780)	2,068
Accounts payable	(60,549)	(82,364)
Accrued compensation and employee benefits	(30,322)	(40,718)
Accrued expenses and other liabilities	31,174	(14,884)
Accrued and deferred taxes, net	(39,861)	(63,224)
Net cash provided by operating activities	648,881	720,982
Investing Activities:
Additions to property, plant and equipment	(113,626)	(126,131)
Acquisitions, net of cash and cash equivalents acquired	(602,654)	(7,166)
Proceeds from dispositions, net of cash transferred	767,689	—
Other	11,710	2,225
Net cash provided by (used in) investing activities	63,119	(131,072)
Financing Activities:
Repurchase of common stock, including accelerated share repurchase program	(500,000)	—
Change in commercial paper and other short-term borrowings, net	(88,987)	(528,816)
Dividends paid to stockholders	(212,367)	(212,882)
Payments to settle employee tax obligations on exercise of share-based awards	(13,731)	(12,334)
Other	(3,360)	(3,173)
Net cash used in financing activities	(818,445)	(757,205)
Cash Flows from Discontinued Operations:
Net cash provided by operating activities of discontinued operations	108,284	99,281
Net cash used in investing activities of discontinued operations	(14,359)	(5,451)
Net cash provided by discontinued operations	93,925	93,830

Effect of exchange rate changes on cash and cash equivalents	(6,575)	(6,305)
Net decrease in cash and cash equivalents, including cash held for sale	(19,095)	(79,770)
Cash and cash equivalents at beginning of period, including cash held for sale	415,861	380,868
Cash and cash equivalents at end of period, including cash held for sale	$396,766	$301,098

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$386,766	$398,561
Cash and cash equivalents held for sale	10,000	17,300
Cash and cash equivalents, including cash held for sale	$396,766	$415,861

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

The Environmental Solutions Group ("ESG") business, an operating company within the Engineered Products segment, was held for sale and reported as discontinued operations as of September 30, 2024. Therefore, the Company has classified the results of operations as discontinued operations in the condensed consolidated statements of earnings and the condensed consolidated statements of cash flows and classified the assets and liabilities as held for sale in the condensed consolidated balance sheets for all periods presented. The discussion in the notes to these condensed consolidated financial statements, unless otherwise noted, relates solely to our continuing operations. See Note 4 — Discontinued and Disposed Operations for further details.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect amounts reported in the condensed consolidated financial statements and accompanying disclosures. Although these estimates are based on management’s knowledge of current events and expectations about actions that the Company may undertake in the future, actual results may differ from those estimates. Our interim condensed consolidated financial statements are unaudited but reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair statement of results for these interim periods. The results of operations of any interim period are not necessarily indicative of the results of operations for the full year.

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

Performance Obligations

Approximately 95% of the Company’s revenue is recognized at a point in time, rather than over time as the Company completes its performance obligations. Specifically, revenue is recognized when control transfers to the customer, typically upon shipment or completion of installation, testing, certification, or other substantive acceptance provisions required under the contract. Approximately 5% of the Company’s revenue is recognized over time and relates to the sale of equipment or services, including software solutions and services, in which the Company transfers control of a good or service over time and the customer simultaneously receives and consumes the benefits provided by the Company's performance as the Company performs, or the Company's performance creates or enhances an asset the customer controls as the asset is created or enhanced, or the Company's performance does not create an asset with an alternative use to the Company and the Company has an enforceable right to payment for its performance to date plus a reasonable margin.

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

At September 30, 2024, we estimated that $180,209 in revenue is expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. We expect to recognize approximately 65.7% of the Company's unsatisfied (or partially unsatisfied) performance obligations as revenue through 2025, 17.8% in 2026, with the remaining balance to be recognized in 2027 and thereafter.

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

The following table provides information about contract assets and contract liabilities from contracts with customers:

	September 30, 2024	December 31, 2023	December 31, 2022
Contract assets - current	$12,852	$19,561	$11,074
Contract liabilities - current	185,055	194,798	241,595
Contract liabilities - non-current	15,449	7,098	6,417

The revenue recognized during the nine months ended September 30, 2024 and 2023 that was included in contract liabilities at the beginning of the period amounted to $162,670 and $201,395, respectively.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
3. Acquisitions

2024 Acquisitions

During the nine months ended September 30, 2024, the Company acquired seven businesses in separate transactions for total consideration of $636,390, net of cash acquired and inclusive of contingent consideration of $33,736 (a non-cash financing activity). These businesses were acquired to complement and expand upon existing operations within the Clean Energy & Fueling, Engineered Products and Imaging & Identification segments. The goodwill recorded as a result of these acquisitions represents the economic benefits expected to be derived from product line expansions and operational synergies and is non-deductible for income tax purposes.

On July 19, 2024, the Company acquired 100% of the equity interests in the Marshall Excelsior Company ("MEC"), a supplier of highly-engineered flow control components for transportation, storage, and use in liquified petroleum gas and other industrial gases, for $392,142, net of cash acquired. The MEC acquisition expands the Company's critical flow control capabilities in the Clean Energy & Fueling segment. In connection with this acquisition, the Company recorded goodwill of $183,878 and intangible assets of $194,100, primarily related to customer intangibles. The fair value for customer intangibles at the acquisition date was determined using the multi-period excess earnings method under the income approach. The fair value measurements of intangible assets are based on significant unobservable inputs, and thus represent Level 3 inputs. Significant assumptions used in assessing the fair values of intangible assets include discounted future cash flows, customer attrition rates and discount rates. The fair values of the assets acquired and liabilities assumed, and the related tax balances, are based on preliminary estimates and assumptions. These preliminary estimates and assumptions could change significantly during the measurement period as the Company finalizes the valuations of the assets acquired and liabilities assumed, and the related tax balances.

The following presents the preliminary allocation of purchase price to the assets acquired and liabilities assumed, for the MEC 2024 acquisition, based on the estimated fair values at acquisition date:

Total
Current assets, net of cash acquired	$58,637
Property, plant and equipment	10,300
Goodwill	183,878
Intangible assets	194,100
Other assets and deferred charges	5,602
Current liabilities	(17,896)
Non-current liabilities	(42,479)
Net assets acquired	$392,142

On January 17, 2024, the Company acquired 100% of the equity interests in the Transchem Group ("Transchem"), a supplier of car wash chemicals and associated solutions, for $48,241, net of cash acquired and inclusive of contingent consideration. The Transchem acquisition expands the Company's chemical product offerings in the Clean Energy & Fueling segment, specializing in wash performance and water reclaim technology that reduces water usage and lowers car wash operators' cost. In connection with this acquisition, the Company recorded goodwill of $24,712 and intangible assets of $26,309, primarily related to customer intangibles.

On January 31, 2024, the Company acquired 100% of the equity interests in Bulloch Technologies, Inc. ("Bulloch"), a provider of point-of-sale ("POS"), forecourt controller and electronic payment server solutions to the convenience retail industry, for $121,917, net of cash acquired and inclusive of contingent consideration. The acquisition of Bulloch expands the Company's offering in North America with highly complementary POS and forecourt solutions within the Clean Energy & Fueling segment. In connection with this acquisition, the Company recorded goodwill of $73,850 and intangible assets of $62,417, primarily related to customer intangibles.

On July 18, 2024, the Company acquired 100% of the equity interests in Demaco Holland B.V. ("Demaco"), a provider of critical flow control components for cryogenic applications used in a wide range of end markets, for $42,556, net of cash acquired and inclusive of contingent consideration. The acquisition of Demaco expands the Company's offering within the Clean Energy & Fueling segment. In connection with this acquisition, the Company recorded goodwill of $22,698 and intangible assets of $20,159, primarily related to customer intangibles.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

On August 9, 2024, the Company acquired 100% of the equity interest in Criteria Labs, Inc. ("Criteria Labs"), a provider of radio frequency devices and microelectronic engineering solutions tailored for high-reliability applications, for $14,914, net of cash acquired and inclusive of contingent consideration. The acquisition of Criteria Labs expands the Company's offerings within the Engineered Products segment. In connection with this acquisition, the Company recorded goodwill of $7,622 and intangible assets of $7,900, primarily related to unpatented technologies.

On August 9, 2024, the Company acquired 100% of the equity interest in SPS Cryogenics B.V. and Special Gas Systems B.V ("SPS Cryogenics"), a designer, manufacturer, and supplier of vacuum-insulated piping systems for a wide variety of liquified gases, for $10,924, net of cash acquired. The acquisition of SPS Cryogenics expands the Company's presence in Europe with highly complementary offerings within the Clean Energy & Fueling segment. In connection with this acquisition, the Company recorded goodwill of $4,779 and intangible assets of $5,677, primarily related to customer intangibles.

One other immaterial acquisition was completed during the nine months ended September 30, 2024, within the Imaging & Identification segment. The acquisition is highly complementary to our existing track and trace solutions business, grows our presence in the European market and adds complementary offerings to our portfolio.

The following presents, for the six acquisitions other than MEC, the preliminary allocation of purchase price to the assets acquired and liabilities assumed, based on their estimated fair values at acquisition date:

Total
Current assets, net of cash acquired	$25,873
Property, plant and equipment	5,038
Goodwill	133,661
Intangible assets	126,358
Other assets and deferred charges	9,520
Current liabilities	(14,934)
Non-current liabilities	(41,268)
Net assets acquired	$244,248

The amounts assigned to goodwill and major intangible asset classifications for all 2024 acquisitions were as follows:

	Amount allocated	Useful life (in years)
Goodwill - non-deductible	$317,539	na
Customer intangibles	273,625	9 - 15
Unpatented technologies	29,021	5 - 8
Trademarks	17,812	15
	$637,997

2023 Acquisitions

On August 28, 2023, the Company acquired 100% of the equity interests in the Arc Pacific group ("Arc Pacific"), a global supplier of can washers, dry-off, pin and internal bake ovens for the metal packaging industry, for $8,833, net of cash acquired and including contingent consideration. The Arc Pacific acquisition extends the Company's reach into can processing equipment production within the Climate & Sustainability Technologies segment. In connection with this acquisition, the Company recorded goodwill of $2,990 and intangible assets of $7,670, primarily related to customer intangibles. During the nine months ended September 30, 2024, the Company recorded measurement period adjustments resulting in an increase to goodwill of $371 and an increase in purchase price of $250.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
4. Discontinued and Disposed Operations

Discontinued Operations

On July 21, 2024, the Company signed a definitive agreement to sell its ESG business, which is part of the Company’s Engineered Products segment, to Terex Corporation for total consideration, net of cash transferred, of $2.0 billion, subject to post-closing adjustments. The ESG business was classified as held for sale as of September 30, 2024, and qualifies for discontinued operations reporting because its disposal represents a strategic shift that will have a major effect on the Company's operations and financial results. As a result, the Company has classified the results of operations as discontinued operations in the condensed consolidated statements of earnings and the condensed consolidated statements of cash flows and classified the assets and liabilities as held for sale in the condensed consolidated balance sheets for all periods presented.

Summarized results of the Company's discontinued operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$231,777	$194,840	$671,479	$552,713
Cost of goods and services	164,115	141,206	474,705	402,484
Gross profit	67,662	53,634	196,774	150,229
Selling, general and administrative expenses	24,318	17,407	67,599	52,776
Operating earnings	43,344	36,227	129,175	97,453
Other (income) expense, net	(1)	—	696	(1)
Earnings from discontinued operations before provision for income taxes	43,345	36,227	128,479	97,454
Provision for income taxes	9,141	8,457	28,921	22,573
Earnings from discontinued operations, net	$34,204	$27,770	$99,558	$74,881

Assets and liabilities that were held for sale are summarized below:

	September 30, 2024	December 31, 2023
Assets:
Cash and cash equivalents	$10,000	$—
Receivables, net	138,531	110,933
Inventories, net	79,986	81,363
Prepaid and other current assets	2,156	2,190
Property, plant and equipment, net	69,301	53,344
Goodwill	244,123	244,123
Intangible assets, net	35,536	38,709
Other assets and deferred charges	3,528	5,778
Total assets held for sale	$583,161	$536,440

Liabilities:
Accounts payable	$128,886	$104,077
Other current liabilities	55,217	48,936
Other non-current liabilities	34,385	35,058
Total liabilities held for sale	$218,488	$188,071

For the period ended September 30, 2024, all assets and liabilities held for sale are presented as current in the condensed consolidated balance sheets due to the timing of the transaction close. For the period ended December 31, 2023, current assets and liabilities held for sale of $194,486 and $153,013, respectively, and non-current assets and liabilities held for sale of $341,954 and $35,058, respectively, are presented in the condensed consolidated balance sheets.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

2024 Dispositions

On March 31, 2024, the Company completed the sale of the De-Sta-Co business, an operating company within the Engineered Products segment, for total consideration, net of cash transferred, of $674,727. Of the total consideration, $63,000 was received upon finalization of closing activities in India and China, which occurred during the second quarter. This sale resulted in a preliminary pre-tax gain on disposition of $529,201 ($414,372 after-tax) included within the condensed consolidated statements of earnings for the nine months ended September 30, 2024. The total consideration and pre-tax gain on disposition are preliminary and subject to standard post-closing adjustments. The sale did not meet the criteria to be classified as a discontinued operation, as it did not represent a strategic shift that would have a major effect on operations and financial results.

De-Sta-Co met the criteria to be classified as held for sale beginning September 30, 2023. For the period ended December 31, 2023, current assets and liabilities held for sale of $192,644 and $64,568, respectively, are presented in the condensed consolidated balance sheets.

On September 30, 2024, a minority owned equity method investment held within the Climate & Sustainability Technologies segment was sold and the Company received its proportionate share of the proceeds amounting to $92,962. The sale resulted in a preliminary pre-tax gain of $68,712, subject to customary post-closing adjustments and included within the condensed consolidated statements of earnings for the three and nine months ended September 30, 2024.

2023 Dispositions

There were no dispositions during the nine months ended September 30, 2023.

5. Inventories, net

	September 30, 2024	December 31, 2023
Raw materials	$685,728	$648,896
Work in progress	254,568	214,934
Finished goods	405,035	395,617
Subtotal	1,345,331	1,259,447
Less reserves	(131,063)	(115,358)
Total	$1,214,268	$1,144,089

6. Property, Plant and Equipment, net

	September 30, 2024	December 31, 2023
Land	$65,164	$64,722
Buildings and improvements	631,262	592,136
Machinery, equipment and other	1,960,607	1,860,315
Property, plant and equipment, gross	2,657,033	2,517,173
Accumulated depreciation	(1,661,267)	(1,538,701)
Property, plant and equipment, net	$995,766	$978,472

Depreciation expense totaled $38,830 and $39,177 for the three months ended September 30, 2024 and 2023, respectively. For the nine months ended September 30, 2024 and 2023, depreciation expense totaled $115,210 and $113,620, respectively.

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

	2024	2023
Balance at January 1	$30,679	$38,504
Provision for expected credit losses, net of recoveries	4,039	636
Amounts written off charged against the allowance	(4,559)	(4,848)
Other, including foreign currency translation	(63)	(1,429)
Balance at September 30	$30,096	$32,863

8. Goodwill and Other Intangible Assets

The changes in the carrying value of goodwill by reportable operating segments were as follows:

	Engineered Products	Clean Energy & Fueling	Imaging & Identification	Pumps & Process Solutions	Climate & Sustainability Technologies	Total
Balance at January 1, 2024	$415,258	$1,409,302	$1,092,960	$1,208,571	$511,473	$4,637,564
Acquisitions	7,622	309,917	—	—	—	317,539
Measurement period adjustments	—	—	—	227	371	598
Foreign currency translation	1,606	9,374	3,564	3,860	342	18,746
Balance at September 30, 2024	$424,486	$1,728,593	$1,096,524	$1,212,658	$512,186	$4,974,447

During the nine months ended September 30, 2024, the Company recognized additions of $317,539 to goodwill as a result of the acquisitions discussed in Note 3 — Acquisitions, and disposed of $58,663 of goodwill that was previously classified as held for sale as of December 31, 2023. See Note 4 — Discontinued and Disposed Operations for further details.

The Company’s definite-lived and indefinite-lived intangible assets by major asset class were as follows:

	September 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Customer intangibles	$2,378,879	$1,165,273	$1,213,606	$2,097,985	$1,064,609	$1,033,376
Trademarks	287,546	155,554	131,992	268,605	142,505	126,100
Patents	205,000	146,652	58,348	204,591	140,438	64,153
Unpatented technologies	274,712	167,721	106,991	244,042	151,944	92,098
Distributor relationships	83,450	67,976	15,474	82,031	63,343	18,688
Other	35,034	12,705	22,329	24,211	10,053	14,158
Total	3,264,621	1,715,881	1,548,740	2,921,465	1,572,892	1,348,573
Unamortized intangible assets:
Trademarks	96,639	—	96,639	96,631	—	96,631
Total intangible assets, net	$3,361,260	$1,715,881	$1,645,379	$3,018,096	$1,572,892	$1,445,204

For the three months ended September 30, 2024 and 2023, amortization expense was $47,838 and $38,205, respectively. For the nine months ended September 30, 2024 and 2023, amortization expense was $135,969 and $113,899, respectively. Amortization expense is primarily comprised of acquisition-related intangible amortization.

During the nine months ended September 30, 2024, the Company acquired $320,458 of intangible assets through acquisitions. These assets were classified as customer intangibles, unpatented technologies and trademarks and included in the Clean Energy & Fueling, Engineered Products and Imaging & Identification segments. See Note 3 — Acquisitions for further details.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
9. Restructuring Activities

The Company's restructuring charges by segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Engineered Products	$991	$938	$2,969	$5,415
Clean Energy & Fueling	8,544	(37)	15,434	15,954
Imaging & Identification	1,804	233	4,645	1,437
Pumps & Process Solutions	964	1,637	3,929	6,266
Climate & Sustainability Technologies	1,238	1,138	14,261	2,585
Corporate	296	476	391	1,603
Total	$13,837	$4,385	$41,629	$33,260

These amounts are classified in the condensed consolidated statements of earnings as follows:
Cost of goods and services	$7,768	$1,198	$26,908	$10,353
Selling, general and administrative expenses	6,069	3,187	14,721	22,907
Total	$13,837	$4,385	$41,629	$33,260

The restructuring expenses of $13,837 incurred during the three months ended September 30, 2024 were primarily related to exit costs and headcount reductions in the Clean Energy & Fueling segment. The restructuring expenses of $41,629 incurred during the nine months ended September 30, 2024 were primarily related to product line exit costs and headcount reductions in the Clean Energy & Fueling and Climate & Sustainability Technologies segments. These restructuring programs were initiated in 2023 and 2024 and the Company will continue to make proactive adjustments to its cost structure to align with current demand trends.

The Company’s severance and exit accrual activities were as follows:

	Severance	Exit		Total
Balance at January 1, 2024	$18,646	$3,113		$21,759
Restructuring charges	15,745	25,884	(1)	41,629
Payments	(23,973)	(7,625)		(31,598)
Other, including foreign currency translation	(178)	(16,828)	(1)	(17,006)
Balance at September 30, 2024	$10,240	$4,544		$14,784
(1) Exit reserves activity includes non-cash asset charges related to a product line exit within the Climate & Sustainability Technologies segment.

10. Borrowings

Borrowings consist of the following:

	September 30, 2024	December 31, 2023
Short-term
Commercial paper	$378,600	$467,600
Other	695	682
Short-term borrowings	$379,295	$468,282

During the nine months ended September 30, 2024, commercial paper borrowings decreased $89,000. The borrowings outstanding under the commercial paper program had a weighted average annual interest rate of 4.94% and 5.51% as of September 30, 2024 and December 31, 2023.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

		Carrying amount (1)
	Principal	September 30, 2024	December 31, 2023
Long-term
3.15% 10-year notes due November 15, 2025	$400,000	$399,242	$398,737
1.25% 10-year notes due November 9, 2026 (euro-denominated)	€600,000	665,676	657,628
0.750% 8-year notes due November 4, 2027 (euro-denominated)	€500,000	553,996	547,342
6.65% 30-year debentures due June 1, 2028	$200,000	199,632	199,557
2.950% 10-year notes due November 4, 2029	$300,000	298,071	297,787
5.375% 30-year debentures due October 15, 2035	$300,000	297,245	297,058
6.60% 30-year notes due March 15, 2038	$250,000	248,477	248,392
5.375% 30-year notes due March 1, 2041	$350,000	345,465	345,258
Other		16	—
Total long-term debt		$3,007,820	$2,991,759
(1) Carrying amount is net of unamortized debt discount and deferred debt issuance costs. Total unamortized debt discounts were $9.5 million and $10.9 million as of September 30, 2024 and December 31, 2023, respectively. Total deferred debt issuance costs were $7.5 million and $8.9 million as of September 30, 2024 and December 31, 2023, respectively.

The discounts are being amortized to interest expense using the effective interest method over the life of the issuances. The deferred issuance costs are amortized on a straight-line basis over the life of the debt, as this approximates the effective interest method.

On April 6, 2023, the Company entered into a $1.0 billion five-year unsecured revolving credit facility and on April 4, 2024, the Company entered into a new $500.0 million 364-day unsecured revolving credit facility (together, the "Credit Agreements") with a syndicate of banks. The current 364-day credit facility replaced the previous $500.0 million 364-day credit facility, which expired on April 4, 2024. The lenders' commitments under the Credit Agreements will terminate and any outstanding loans under the Credit Agreements will mature on April 6, 2028 and April 3, 2025, respectively. The Company may elect to extend the maturity date of any loans under the new 364-day credit facility until April 3, 2026, subject to conditions specified therein. The Credit Agreements are designated as a liquidity back-stop for the Company's commercial paper program and also are available for general corporate purposes. At the Company's election, loans under the Credit Agreements will bear interest at a base rate plus an applicable margin. The Credit Agreements require the Company to pay facility fees and impose various restrictions on the Company such as, among other things, a requirement to maintain a minimum interest coverage ratio of consolidated EBITDA to consolidated net interest expense of not less than 3.0 to 1. As of September 30, 2024 and December 31, 2023, there were no outstanding borrowings under the five-year, current or previous 364-day credit facilities.

The Company was in compliance with all covenants in the Credit Agreements and other long-term debt covenants at September 30, 2024 and had an interest coverage ratio of consolidated EBITDA to consolidated net interest expense of 20.7 to 1.

Letters of Credit and other Guarantees

As of September 30, 2024, the Company had approximately $160.0 million outstanding in letters of credit, surety bonds, and performance and other guarantees which primarily expire on various dates through 2035. These letters of credit and bonds are primarily issued as security for insurance, warranty and other performance obligations. In general, we would only be liable for the amount of these guarantees in the event of default in the performance of our obligations, the probability of which is believed to be remote.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
11. Financial Instruments

Derivatives

The Company is exposed to market risk for changes in foreign currency exchange rates due to the global nature of its operations and certain commodity risks. In order to manage these risks, the Company has hedged portions of its forecasted sales and purchases which occur within the next twelve months that are denominated in non-functional currencies, with currency forward contracts designated as cash flow hedges. At September 30, 2024 and December 31, 2023, the Company had contracts with total notional amounts of $153,054 and $171,425, respectively, to exchange currencies, principally euro, pound sterling, Swedish krona, Canadian dollar, Chinese yuan, and Swiss franc. The Company believes it is probable that all forecasted cash flow transactions will occur.

In addition, the Company had outstanding contracts with a total notional amount of $91,892 and $84,867 as of September 30, 2024 and December 31, 2023, respectively, that are not designated as hedging instruments. These instruments are used to reduce the Company's exposure for operating receivables and payables that are denominated in non-functional currencies. Gains and losses on these contracts are recorded in other income, net in the condensed consolidated statements of earnings.

The following table sets forth the fair values of derivative instruments held by the Company as of September 30, 2024 and December 31, 2023 and the balance sheet lines in which they are recorded:

	Fair Value Asset (Liability)
	September 30, 2024	December 31, 2023	Balance Sheet Caption
Foreign currency forward	$1,188	$1,675	Prepaid and other current assets
Foreign currency forward	(1,531)	(874)	Other accrued expenses

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

Amounts recognized in other comprehensive earnings for the gains (losses) on net investment hedges were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Gain (loss) on euro-denominated debt	$(45,956)	$32,773	$(13,201)	$262
Tax (expense) benefit	10,468	(7,274)	3,008	(58)
Net gain (loss) on net investment hedges, net of tax	$(35,488)	$25,499	$(10,193)	$204

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

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
	Level 2	Level 2
Assets:
Foreign currency cash flow hedges	$1,188	$1,675
Liabilities:
Foreign currency cash flow hedges	1,531	874

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

The estimated fair value of long-term debt at September 30, 2024 and December 31, 2023, was $3,025,107 and $2,950,401, respectively. The estimated fair value of long-term debt is based on quoted market prices for similar instruments and is, therefore, classified as Level 2 within the fair value hierarchy.

The carrying values of cash and cash equivalents, trade receivables, accounts payable and short-term borrowings approximate their fair values as of September 30, 2024 and December 31, 2023 due to the short-term nature of these instruments.

12. Income Taxes

The effective tax rates for the three months ended September 30, 2024 and 2023 were 19.0% and 17.7%, respectively. The increase in the effective tax rate for the three months ended September 30, 2024 relative to the prior year comparable period was primarily driven by a gain on disposition.

The effective tax rates for the nine months ended September 30, 2024 and 2023 were 20.1% and 18.7%, respectively. The increase in the effective tax rate for the nine months ended September 30, 2024 relative to the prior year comparable period was primarily driven by gains on dispositions.

Dover and its subsidiaries file tax returns in the U.S., including various state and local returns, and in other foreign jurisdictions. We believe adequate provision has been made for all income tax uncertainties. The Company is routinely audited by taxing authorities in its filing jurisdictions, and a number of these audits are currently underway. The Company believes that within the next twelve months uncertain tax positions may be resolved and statutes of limitations will expire, which could result in a decrease in the gross amount of unrecognized tax benefits of approximately $0 to $3,751.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
13. Equity Incentive Program

The Company typically makes its annual grants of equity awards pursuant to actions taken by the Compensation Committee of the Board of Directors at its regularly scheduled first quarter meeting. During the nine months ended September 30, 2024, the Company issued stock-settled appreciation rights ("SARs") covering 345,354 shares, performance share awards ("PSAs") of 43,602 and restricted stock units ("RSUs") of 87,755. During the nine months ended September 30, 2023, the Company issued SARs covering 349,491 shares, PSAs of 43,656 and RSUs of 85,053.

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

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
Stock-based compensation is reported within selling, general and administrative expenses in the condensed consolidated statements of earnings. The following table summarizes the Company’s compensation expense relating to all stock-based incentive plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Pre-tax stock-based compensation expense	$8,187	$6,687	$32,297	$24,836
Tax benefit	(729)	(692)	(3,141)	(2,536)
Total stock-based compensation expense, net of tax	$7,458	$5,995	$29,156	$22,300

Pre-tax stock-based compensation expense attributable to discontinued operations was $103 and $58 for the three months ended September 30, 2024 and 2023, respectively, and $672 and $632 for the nine months ended September 30, 2024 and 2023, respectively. These expenses are included within stock-based compensation expense in the condensed consolidated statements of stockholders' equity. See Note 4 — Discontinued and Disposed Operations for further details.

14. Commitments and Contingent Liabilities

Litigation

A few of the Company’s subsidiaries are involved in legal proceedings relating to the cleanup of waste disposal sites identified under federal and state statutes which provide for the allocation of such costs among "potentially responsible parties." In each instance, the extent of the Company’s liability appears to be relatively insignificant in relation to the total projected expenditures and the number of other "potentially responsible parties" involved and is anticipated to be immaterial to the Company. In addition, a few of the Company’s subsidiaries are involved in ongoing remedial activities at certain current and former plant sites, in cooperation with regulatory agencies, and appropriate estimated liabilities have been established. At September 30, 2024 and December 31, 2023, these estimated liabilities for environmental and other matters, including private party claims for exposure to hazardous substances that are probable and estimable, were not significant.

The Company and some of its subsidiaries are also parties to a number of other legal proceedings incidental to their businesses. These proceedings primarily involve claims by private parties alleging injury arising out of use of the Company’s products, patent infringement, employment matters and commercial disputes. Management and legal counsel, at least quarterly, review the probable outcome of such proceedings, the costs and expenses reasonably expected to be incurred and currently accrued to-date and consider the availability and extent of insurance coverage. The Company has estimated liabilities for these other legal matters that are probable and estimable, and at September 30, 2024 and December 31, 2023, these estimated liabilities were immaterial. While it is not possible at this time to predict the outcome of these legal actions, in the opinion of management, based on the aforementioned reviews, the Company is not currently involved in any legal proceedings which, individually or in the aggregate, could have a material effect on its financial position, results of operations, or cash flows.

Warranty Accruals

Estimated warranty program claims are provided for at the time of sale of the Company's products. Amounts provided for are based on historical costs and adjusted for new claims and are included within other accrued expenses and other liabilities in the condensed consolidated balance sheets. The changes in the carrying amount of product warranties through September 30, 2024 and 2023, were as follows:

	2024	2023
Balance at January 1	$42,243	$43,056
Provision for warranties	42,686	36,208
Settlements made	(40,482)	(37,588)
Other adjustments, including acquisitions and currency translation	(1,260)	(332)
Balance at September 30	$43,187	$41,344

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
15. Other Comprehensive Earnings

Amounts reclassified from accumulated other comprehensive earnings (loss) to earnings during the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Foreign currency translation:
Reclassification of foreign currency translation losses to earnings	$—	$—	$13,931	$—
Tax benefit	—	—	—	—
Net of tax	$—	$—	$13,931	$—
Pension plans:
Amortization of actuarial gain	$(468)	$(632)	$(1,418)	$(1,912)
Amortization of prior service (credits) costs	(193)	279	(568)	851
Total before tax	(661)	(353)	(1,986)	(1,061)
Tax provision	138	82	415	247
Net of tax	$(523)	$(271)	$(1,571)	$(814)
Cash flow hedges:
Net loss (gain) reclassified into earnings	$24	$450	$(854)	$2,568
Tax provision (benefit)	15	(81)	189	(501)
Net of tax	$39	$369	$(665)	$2,067

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

16. Segment Information

The Company categorizes its operating companies into five reportable segments as follows:

•Engineered Products segment provides a wide range of equipment, components, software, solutions and services to the vehicle aftermarket, aerospace and defense, industrial winch and hoist, and fluid dispensing end-markets.

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

Segment financial information and a reconciliation of segment results to consolidated results were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Engineered Products	$296,117	$309,431	$914,234	$922,794
Clean Energy & Fueling	500,685	466,959	1,408,752	1,338,854
Imaging & Identification	283,966	276,179	848,365	831,202
Pumps & Process Solutions	472,463	431,373	1,415,431	1,310,880
Climate & Sustainability Technologies	431,127	475,911	1,232,125	1,380,237
Intersegment eliminations	(816)	(1,425)	(2,864)	(4,303)
Total consolidated revenue	$1,983,542	$1,958,428	$5,816,043	$5,779,664
Earnings from continuing operations:
Segment earnings:
Engineered Products	$56,621	$63,525	$171,248	$156,461
Clean Energy & Fueling	99,536	92,483	256,747	249,704
Imaging & Identification	77,247	70,316	222,992	199,967
Pumps & Process Solutions	138,277	117,907	394,231	362,488
Climate & Sustainability Technologies	76,015	84,060	205,901	233,912
Total segment earnings	447,696	428,291	1,251,119	1,202,532
Purchase accounting expenses (1)	48,356	38,956	136,875	118,203
Restructuring and other costs (2)	16,581	11,581	52,142	43,777
Gain on dispositions (3)	(68,633)	—	(597,913)	—
Corporate expense / other (4)	36,110	30,937	117,795	105,376
Interest expense	34,128	32,390	102,867	100,407
Interest income	(5,176)	(3,808)	(14,013)	(8,552)
Earnings before provision for income taxes	386,330	318,235	1,453,366	843,321
Provision for income taxes	73,434	56,252	291,781	157,636
Earnings from continuing operations	$312,896	$261,983	$1,161,585	$685,685
(1) Purchase accounting expenses are primarily comprised of amortization of acquired intangible assets.
(2) Restructuring and other costs relate to actions taken for headcount reductions, facility consolidations and site closures, product line exits, and other asset charges. Restructuring and other costs consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Restructuring	$13,837	$4,385	$41,629	$33,260
Other costs, net	2,744	7,196	10,513	10,517
Restructuring and other costs	$16,581	$11,581	$52,142	$43,777
(3) Gain on dispositions including post-closing adjustments, see Note 4 — Discontinued and Disposed Operations for further details.
(4) Certain expenses are maintained at the corporate level and not allocated to the segments. These expenses include executive and functional compensation costs, non-service pension costs, non-operating insurance expenses, shared business services and digital overhead costs, deal related expenses and various administrative expenses relating to the corporate headquarters.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

The following table presents revenue disaggregated by geography based on the location of the Company's customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue by geography	2024	2023	2024	2023
United States	$1,099,830	$991,661	$3,185,188	$2,972,261
Europe	406,556	433,066	1,250,813	1,312,165
Asia	206,548	235,184	609,848	680,539
Other Americas	190,829	182,808	551,839	518,908
Other	79,779	115,709	218,355	295,791
Total	$1,983,542	$1,958,428	$5,816,043	$5,779,664
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

Under the terms of the ASR Agreement, the Company paid Citibank $500,000 on March 1, 2024 and on that date received initial delivery of 2,569,839 shares, representing a substantial majority of the shares expected to be retired over the course of the ASR Agreement. In July 2024, Citibank delivered 299,443 additional shares which completed the ASR Program. During 2024, the Company received a total of 2,869,282 shares upon completion of the ASR Agreement. The total number of shares ultimately repurchased under the ASR Agreement was based on the volume-weighted average share price of Dover's common stock during the calculation period of the ASR Program, less a discount, which was $174.26 over the term of the ASR Program.

In the three and nine months ended September 30, 2024 and 2023, exclusive of the ASR Program, there were no share repurchases. As of September 30, 2024, 17,130,718 shares remain authorized for repurchase under the August 2023 share repurchase authorization.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
18. Earnings per Share

The following table sets forth a reconciliation of the information used in computing basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Earnings from continuing operations	$312,896	$261,983	$1,161,585	$685,685
Earnings from discontinued operations, net	34,204	27,770	99,558	74,881
Net earnings	$347,100	$289,753	$1,261,143	$760,566
Basic earnings per common share:
Earnings from continuing operations	$2.28	$1.87	$8.42	$4.90
Earnings from discontinued operations, net	$0.25	$0.20	$0.72	$0.54
Net earnings	$2.53	$2.07	$9.14	$5.44
Weighted average shares outstanding	137,251,000	139,878,000	137,913,000	139,833,000
Diluted earnings per common share:
Earnings from continuing operations	$2.26	$1.86	$8.37	$4.88
Earnings from discontinued operations, net	$0.25	$0.20	$0.72	$0.53
Net earnings	$2.51	$2.06	$9.08	$5.41
Weighted average shares outstanding	138,223,000	140,615,000	138,830,000	140,603,000

The following table is a reconciliation of the share amounts used in computing earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Weighted average shares outstanding - basic	137,251,000	139,878,000	137,913,000	139,833,000
Dilutive effect of assumed exercise of SARs and vesting of performance shares and RSUs	972,000	737,000	917,000	770,000
Weighted average shares outstanding - diluted	138,223,000	140,615,000	138,830,000	140,603,000

Diluted earnings per share amounts are computed using the weighted average number of common shares outstanding and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of SARs and vesting of performance shares and RSUs, as determined using the treasury stock method.

The weighted average number of anti-dilutive potential common shares excluded from the calculation above were approximately 44,000 and 39,000 for the three months ended September 30, 2024 and 2023, respectively, and 63,000 and 54,000 for the nine months ended September 30, 2024 and 2023, respectively.

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

Outstanding payments related to the SCF program are recorded within accounts payable in our condensed consolidated balance sheets. As of the September 30, 2024 and December 31, 2023 amounts due to the SCF financial institution were approximately $131,534 and $156,245, respectively.

20. Subsequent Events

On October 8, 2024, the Company completed the previously announced sale of the ESG business, an operating company within the Engineered Products segment, for total consideration, net of cash transferred, of $2.0 billion, subject to customary post-closing adjustments. The initial accounting for the disposition is incomplete as a result of the timing of the transaction. Accordingly, it is impracticable for us to disclose the estimated gain on disposition. See Note 4 — Discontinued and Disposed Operations for further details.

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

Dover's five operating segments are as follows:

•Our Engineered Products segment provides a wide range of equipment, components, software, solutions and services to the vehicle aftermarket, aerospace and defense, industrial winch and hoist, and fluid dispensing end-markets.

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

In the third quarter of 2024, revenue was $2.0 billion, which increased $25.1 million, or 1.3%, as compared to the third quarter of 2023. This was driven by acquisition-related revenue growth of 3.8% and organic revenue growth of 0.3% , partially offset by disposition-related decline of 2.7% and an unfavorable impact from foreign currency translation of 0.1%. The results were driven by solid demand across most end markets and strategic pricing initiatives.

The 0.3% organic revenue growth for the third quarter of 2024 was driven by our Engineered Products, Imaging & Identification and Pumps & Process Solutions segments which grew 12.1%, 3.3%, and 1.9%, respectively. The growth was partially offset by the Climate & Sustainability Technologies and Clean Energy & Fueling segments which declined 9.4% and 1.2%, respectively. For further information, see "Segment Results of Operations" within this Item 2.

From a geographic perspective, organic revenue for the U.S., our largest market, increased 8.4% in the third quarter of 2024 compared to the prior year comparable quarter, driven by broad-based growth across all segments. Organic revenue increased for Other Americas by 1.7%, and decreased for Asia and Europe by 9.5% and 4.6%, respectively.

Bookings were $1.9 billion for the three months ended September 30, 2024, an increase of $0.1 billion, or 5.6% compared to the prior year comparable quarter. Included in this result was organic growth of 5.1% and acquisition-related growth of 3.5%, partially offset by disposition-related decline of 2.9% and an unfavorable impact from foreign currency translation of 0.1%. The organic bookings growth was primarily driven by positive demand trends and order timing.

Restructuring and other costs for the three months ended September 30, 2024 were $16.6 million which included restructuring charges of $13.8 million and other costs of $2.7 million. Restructuring and other costs were generally related to exit costs and headcount reductions in the Clean Energy & Fueling segment. For further discussion related to our restructuring and other costs, see "Restructuring and Other Costs (Benefits)," within this Item 2.

During the three months ended September 30, 2024, the Company completed four business acquisitions for approximately $460.5 million, subject to post-closing adjustments and inclusive of contingent consideration. See Note 3 — Acquisitions in the condensed consolidated financial statements in Item 1 of this Form 10-Q for further details.

On September 30, 2024, a minority owned equity method investment held within the Climate & Sustainability Technologies segment was sold and the Company received its proportionate share of the proceeds amounting to $92,962 which resulted in a preliminary pre-tax gain of $68,712, subject to customary post-closing adjustments. See Note 4 — Discontinued and Disposed Operations in the condensed consolidated financial statements in Item 1 of this Form 10-Q for further details.

On October 8, 2024, the Company completed the previously announced sale of the Environmental Solutions Group ("ESG") business, an operating company within the Engineered Products segment, for total consideration, net of cash transferred, of $2.0 billion, subject to customary post-closing adjustments. For the three and nine months ended September 30, 2024 and 2023, the results of ESG are presented as discontinued operations as the sale represents a strategic shift in operations with a major impact on our operations and financial results. See Note 4 — Discontinued and Disposed Operations in the condensed consolidated financial statements in Item 1 of this Form 10-Q for further details. The discussion in this MD&A, unless otherwise noted, relates solely to our continuing operations.

During the nine months ended September 30, 2024, the Company received a total of 2,869,282 shares upon completion of the accelerated repurchase agreement (the ASR Agreement"). The total number of shares ultimately repurchased under the ASR Agreement was based on the volume-weighted average share price of Dover's common stock during the calculation period of the accelerated share repurchase program (the "ASR Program"), less a discount, which was $174.26 over the term of the ASR Program.

In the three and nine months ended September 30, 2024 and 2023, exclusive of the ASR Program, there were no share repurchases. As of September 30, 2024, 17,130,718 shares remain authorized for repurchase under the August 2023 share repurchase authorization.

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands, except per share figures)	2024	2023	% / Point Change	2024	2023	% / Point Change
Revenue	$1,983,542	$1,958,428	1.3%	$5,816,043	$5,779,664	0.6%
Cost of goods and services	1,220,355	1,219,047	0.1%	3,603,146	3,631,023	(0.8)%
Gross profit	763,187	739,381	3.2%	2,212,897	2,148,641	3.0%
Gross profit margin	38.5%	37.8%	0.7	38.0%	37.2%	0.8
Selling, general and administrative expenses	429,570	402,838	6.6%	1,301,606	1,234,223	5.5%
Selling, general and administrative expenses as a percent of revenue	21.7%	20.6%	1.1	22.4%	21.4%	1.0
Operating earnings	333,617	336,543	(0.9)%	911,291	914,418	(0.3)%
Interest expense	34,128	32,390	5.4%	102,867	100,407	2.5%
Interest income	(5,176)	(3,808)	35.9%	(14,013)	(8,552)	63.9%
Gain on dispositions	(68,633)	—	nm*	(597,913)	—	nm*
Other income, net	(13,032)	(10,274)	nm*	(33,016)	(20,758)	nm*
Earnings before provision for income taxes	386,330	318,235	21.4%	1,453,366	843,321	72.3%
Provision for income taxes	73,434	56,252	30.5%	291,781	157,636	85.1%
Effective tax rate	19.0%	17.7%	1.3	20.1%	18.7%	1.4
Earnings from continuing operations	$312,896	$261,983	19.4%	$1,161,585	$685,685	69.4%
Earnings from discontinued operations, net	34,204	27,770	nm*	99,558	74,881	nm*
Net earnings	$347,100	$289,753	19.8%	$1,261,143	$760,566	65.8%
Earnings per common share from continuing operations - diluted	$2.26	$1.86	21.5%	$8.37	$4.88	71.5%
* nm - not meaningful

Revenue

Revenue for the three months ended September 30, 2024 increased $25.1 million, or 1.3%, from the prior year comparable quarter. The increase in revenue was driven by acquisition-related growth of 3.8% and organic revenue growth of 0.3%, partially offset by disposition-related decline of 2.7% and an unfavorable impact from foreign currency translation of 0.1%. Customer pricing favorably impacted revenue by approximately 1.6% in the third quarter of 2024 and by 3.2% in the prior year comparable quarter.

Revenue for the nine months ended September 30, 2024 increased $36.4 million, or 0.6%, from the prior year comparable period. The increase primarily reflects an acquisition-related growth of 2.8% and organic revenue remained flat. This increase was partially offset by a disposition-related decline of 1.8% and an unfavorable impact from foreign currency translation of 0.4%. Customer pricing favorably impacted revenue by approximately 1.6% for the nine months ended September 30, 2024, and by 4.3% in the prior year comparable period.

Gross Profit

Gross profit for the three months ended September 30, 2024 increased $23.8 million, or 3.2%, and gross profit margin increased 70 basis points to 38.5%, versus the prior year comparable quarter. The gross profit margin increase was driven by positive product mix and productivity actions.

Gross profit for the nine months ended September 30, 2024 increased $64.3 million, or 3.0%, and gross profit margin increased by 80 basis points to 38.0%, from the prior year comparable period. Gross profit margin increased driven by positive product mix and productivity actions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2024 increased $26.7 million, or 6.6%, from the prior year comparable quarter, primarily driven by increased employee compensation and benefits and acquisition-related amortization costs. As a percentage of revenue, selling, general and administrative expenses increased 110 basis points as compared to the prior year comparable quarter to 21.7%.

Selling, general and administrative expenses for the nine months ended September 30, 2024 increased $67.4 million, or 5.5%, from the prior year comparable period, primarily driven by increased employee compensation and benefits, acquisition-related amortization costs and computer software costs, partially offset by lower restructuring costs. Selling, general and administrative expenses as a percentage of revenue increased 100 basis points as compared to the prior year comparable period to 22.4%.

Research and development costs, including qualifying engineering costs, are expensed when incurred and amounted to $35.6 million and $34.4 million for the three months ended September 30, 2024 and 2023, respectively, and $108.0 million and $105.1 million, for the nine months ended September 30, 2024 and 2023, respectively. The costs as a percentage of revenue are 1.8% and 1.9% for the three and nine months ended September 30, 2024, respectively, and 1.8% for the three and nine months ended September 30, 2023.

Gain on Dispositions

Gain on dispositions of $597.9 million for the nine months ended September 30, 2024 was primarily due to the sale of the De-Sta-Co business on March 31, 2024 and the sale of a minority owned equity investment on September 30, 2024. See Note 4 — Discontinued and Disposed Operations in the condensed consolidated financial statements in Item 1 of this Form 10-Q for further details.

Other Income, net

Other income, net includes non-service pension benefit, deferred compensation plan investments gain or loss, earnings or charges from equity method investments, foreign exchange gain or loss, and various other items. Other income, net for the three and nine months ended September 30, 2024 increased $2.8 million and $12.3 million, respectively, from the comparable prior period primarily driven by an increase in equity earnings and gain on deferred compensation plan investments.

Income Taxes

The effective tax rates for the three months ended September 30, 2024 and 2023 were 19.0% and 17.7%, respectively. The increase in the effective tax rate for the three months ended September 30, 2024 relative to the prior year comparable quarter was primarily driven by a gain on disposition.

The effective tax rates for the nine months ended September 30, 2024 and 2023 were 20.1% and 18.7%, respectively. The increase in the effective tax rate for the nine months ended September 30, 2024 relative to the prior year comparable period was primarily driven by the gains on dispositions.

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

Earnings from Continuing Operations

Earnings from continuing operations for the three months ended September 30, 2024 increased 19.4% to $312.9 million, or $2.26 diluted earnings per share from continuing operations, from $262.0 million, or $1.86 diluted earnings per share from continuing operations, in the prior year comparable quarter. The increase in earnings from continuing operations is driven by the after-tax gain on the sale of the minority owned equity investment, partially offset by higher selling, general and administrative expense.

Earnings from continuing operations for the nine months ended September 30, 2024 increased 65.8% to $1.2 billion, or $8.37 diluted earnings per share from continuing operations, from $685.7 million, or $4.88 diluted earnings per share from continuing operations, in the prior year comparable period. The increase in earnings from continuing operations is primarily driven by the after-tax gains on the sale of De-Sta-Co and a minority owned equity method investment totaling $464.2 million.

Discontinued Operations

For the three and nine months ended September 30, 2024 and 2023, the historical results of ESG were presented as discontinued operations as the sale represents a strategic shift that will have a major impact on our operations and financial results. For the three and nine months ended September 30, 2024, earnings from discontinued operations, net were $34.2 million and $99.6 million, respectively. For the three and nine months ended September 30, 2023, earnings from discontinued operations, net were $27.8 million and $74.9 million, respectively.

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

Engineered Products
Our Engineered Products segment provides a wide range of equipment, components, software, solutions and services to the vehicle aftermarket, aerospace and defense, industrial winch and hoist, and fluid dispensing end-markets.

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2024	2023	% Change	2024	2023	% Change
Revenue	$296,117	$309,431	(4.3)%	$914,234	$922,794	(0.9)%

Segment earnings	$56,621	$63,525	(10.9)%	$171,248	$156,461	9.5%

Segment margin	19.1%	20.5%		18.7%	17.0%

Operational metrics:
Bookings	$284,823	$330,566	(13.8)%	$895,290	$957,233	(6.5)%

Components of revenue decline:
Organic growth			12.1%			10.5%
Acquisitions			0.3%			0.1%
Dispositions			(17.0)%			(11.5)%
Foreign currency translation			0.3%			—%
Total revenue decline			(4.3)%			(0.9)%

Third Quarter 2024 Compared to the Third Quarter 2023

Engineered Products revenue for the third quarter of 2024 decreased $13.3 million, or 4.3%, as compared to the third quarter of 2023, due to a disposition-related decline of 17.0%, partially offset by organic growth of 12.1%, acquisition-related growth of 0.3% and a favorable impact from foreign currency translation of 0.3%. The disposition-related decline was due to the divestiture of De-Sta-Co in the first quarter of 2024. Customer pricing favorably impacted revenue by approximately 1.1% in the third quarter of 2024 and 1.2% in the prior year comparable quarter.

The organic revenue growth was primarily driven by our vehicle service business, which saw increased demand in Europe and improved production performance in North America, along with favorable demand trends in our industrial winch and hoist business. We expect positive organic growth trends to continue into the fourth quarter on the back of improved demand conditions and production performance in our vehicle service business.

Engineered Products segment earnings decreased $6.9 million, or 10.9%, compared to the third quarter of 2023. The decrease was primarily due to the disposition of De-Sta-Co and shipment timing of aerospace and defense components, which was partially offset by organic volume increases and favorable price versus cost dynamics. Segment margin decreased to 19.1% from 20.5% as compared to the prior year comparable quarter.

Bookings decreased 13.8% for the segment, due primarily to a disposition-related decline of 15.1%, partially offset by acquisition-related growth of 1.1% and a favorable impact from foreign currency translation of 0.2%. The disposition-related bookings decline was due to the divestiture of De-Sta-Co in the first quarter of 2024. Segment book-to-bill was 0.96.

Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023

Engineered Products revenue for the nine months ended September 30, 2024 decreased $8.6 million, or 0.9%, compared to the prior year comparable period. This was comprised of a disposition-related decline of 11.5%, partially offset by organic revenue growth of 10.5% and acquisition-related growth of 0.1%. Organic revenue growth was driven by improved production performance and increased demand in our vehicle service business, along with solid demand trends in both our aerospace and defense business, and in our industrial winch and hoist business. Customer pricing favorably impacted revenue by approximately 0.8% and by 2.0% in the prior year comparable period.

Segment earnings for the nine months ended September 30, 2024 increased $14.8 million, or 9.5%, as compared to the 2023 comparable period. The increase was primarily driven by organic volume increases and favorable price versus cost dynamics, partially offset by disposition impacts. Segment margin increased to 18.7% from 17.0% as compared to the prior year comparable period.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2024	2023	% Change	2024	2023	% Change
Revenue	$500,685	$466,959	7.2%	$1,408,752	$1,338,854	5.2%

Segment earnings	$99,536	$92,483	7.6%	$256,747	$249,704	2.8%

Segment margin	19.9%	19.8%		18.2%	18.7%

Operational metrics:
Bookings	$507,329	$449,663	12.8%	$1,421,025	$1,344,326	5.7%

Components of revenue growth:
Organic (decline) growth			(1.2)%			0.8%
Acquisitions			8.8%			4.7%
Foreign currency translation			(0.4)%			(0.3)%
Total revenue growth			7.2%			5.2%

Third Quarter 2024 Compared to the Third Quarter 2023

Clean Energy & Fueling revenue for the third quarter of 2024 increased $33.7 million, or 7.2%, as compared to the third quarter of 2023, driven by acquisition-related growth of 8.8%, partially offset by an organic decline of 1.2% and an unfavorable foreign currency translation impact of 0.4%. Customer pricing favorably impacted revenue in the third quarter of 2024 by approximately 2.0% and by 4.0% in the prior year comparable quarter.

The organic revenue decline was primarily due to lower shipments in Europe for above-ground retail fueling projects and reduced year-over-year demand in vehicle wash solutions, partially offset by pricing initiatives, clean energy solutions and strong demand in North America above-ground retail fueling equipment. We expect organic growth in the fourth quarter driven by strong demand in North America above and below-ground retail fueling, as well as the clean energy solutions business.

Clean Energy & Fueling segment earnings increased $7.1 million, or 7.6%, over the prior year comparable quarter. The increase was primarily driven by strategic pricing and the favorable impact of acquisitions, partially offset by the negative impact from lower volumes and integration costs in clean energy solutions. Segment margin remained flat compared to prior year comparable quarter.

Overall bookings increased 12.8% as compared to the prior year comparable quarter, driven by organic growth of 7.0% and acquisition growth of 6.1%, partially offset by an unfavorable impact from foreign currency translation of 0.3%. The organic bookings growth was primarily driven by North America above and below-ground retail fueling equipment and clean energy platform. Segment book-to-bill was 1.01.

Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023

Clean Energy & Fueling segment revenue increased $69.9 million, or 5.2%, as compared to the nine months ended September 30, 2023, attributable to acquisition-related growth of 4.7% and organic growth of 0.8%, partially offset by an unfavorable impact from foreign currency translation of 0.3%. Organic revenue growth was driven by pricing actions and above-ground retail fueling equipment, partially offset by lower volume in fluid transfer solutions and below-ground retail fueling businesses. Customer pricing favorably impacted revenue by approximately 2.6% and by approximately 4.4% in the prior year comparable period.

Clean Energy & Fueling segment earnings increased $7.0 million or 2.8%, for the nine months ended September 30, 2024. Pricing actions and productivity initiatives and the favorable impact of acquisitions were partially offset by lower volume and inflationary costs. Segment margin decreased to 18.2% from 18.7% in the prior year comparable period, primarily due to product mix.

Imaging & Identification

Our Imaging & Identification segment supplies precision marking and coding, product traceability, brand protection and digital textile printing equipment, as well as related consumables, software and services to the global packaged and consumer goods, pharmaceutical, industrial manufacturing, textile and other end-markets.

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2024	2023	% Change	2024	2023	% Change
Revenue	$283,966	$276,179	2.8%	$848,365	$831,202	2.1%

Segment earnings	$77,247	$70,316	9.9%	$222,992	$199,967	11.5%

Segment margin	27.2%	25.5%		26.3%	24.1%

Operational metrics:
Bookings	$281,289	$271,113	3.8%	$848,363	$823,917	3.0%

Components of revenue growth:
Organic growth			3.3%			2.8%
Acquisitions			0.6%			0.5%
Foreign currency translation			(1.1)%			(1.2)%
Total revenue growth			2.8%			2.1%

Third Quarter 2024 Compared to the Third Quarter 2023

Imaging & Identification revenue for the third quarter of 2024 increased $7.8 million, or 2.8%, as compared to the third quarter of 2023, comprised of organic growth of 3.3% and acquisition-related growth of 0.6%, partially offset by an unfavorable impact from foreign currency translation of 1.1%. Customer pricing favorably impacted revenue in the third quarter of 2024 by approximately 2.6% and by approximately 5.3% in the prior year comparable quarter.

The organic revenue growth was primarily driven by pricing actions and increased demand for marking and coding equipment and consumables, partly offset by softer digital textile printing equipment and consumables. We expect continued favorable organic growth in the fourth quarter primarily driven by continued strength in marking and coding and favorable pricing.

Imaging & Identification segment earnings increased $6.9 million, or 9.9%, over the prior year comparable quarter. The increase was primarily driven by higher volume, pricing and productivity initiatives, partially offset by an unfavorable impact from foreign currency translation. Segment margin increased to 27.2% from 25.5% in the prior year comparable quarter.

Overall bookings increased 3.8% as compared to the prior year comparable quarter, reflecting organic growth of 4.3% and acquisition-related growth of 0.5%, partially offset by an unfavorable impact from foreign currency translation of 1.0%. The organic bookings growth was primarily driven by serialization software order timing and improved marking and coding demand. Segment book-to-bill was 0.99.

Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023

Imaging & Identification segment revenue increased $17.2 million, or 2.1%, as compared to the nine months ended September 30, 2023, attributable to organic growth of 2.8% and acquisition-related growth of 0.5%, partially offset by an unfavorable impact from foreign currency translation of 1.2%. The organic revenue growth was primarily driven by pricing initiatives, partially offset by weaker demand in our digital textile printing business. Customer pricing favorably impacted revenue by approximately 3.0% and by approximately 6.0% in the prior year comparable period.

Imaging & Identification segment earnings increased $23.0 million, or 11.5%, for the nine months ended September 30, 2024 over the prior year comparable period. The increase was primarily driven by favorable product mix, pricing initiatives and cost controls, partially offset by the unfavorable impact of foreign currency translation. Segment margin increased to 26.3% from 24.1% in the prior year comparable period.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2024	2023	% Change	2024	2023	% Change
Revenue	$472,463	$431,373	9.5%	$1,415,431	$1,310,880	8.0%

Segment earnings	$138,277	$117,907	17.3%	$394,231	$362,488	8.8%

Segment margin	29.3%	27.3%		27.9%	27.7%

Operational metrics:
Bookings	$448,074	$363,111	23.4%	$1,383,132	$1,221,725	13.2%

Components of revenue growth:
Organic growth			1.9%			1.0%
Acquisitions			7.0%			6.8%
Foreign currency translation			0.6%			0.2%
Total revenue growth			9.5%			8.0%

Third Quarter 2024 Compared to the Third Quarter 2023

Pumps & Process Solutions revenue for the third quarter of 2024 increased $41.1 million, or 9.5%, as compared to the third quarter of 2023, driven by acquisition-related growth of 7.0%, organic growth of 1.9% and a favorable impact from foreign currency translation of 0.6%. Acquisition-related growth was driven by the acquisition of FW Murphy Production Controls business ("FW Murphy") in the fourth quarter of 2023. Customer pricing favorably impacted revenue in the third quarter of 2024 by approximately 1.7% and by approximately 3.6% in the prior year comparable quarter.

The organic revenue growth was primarily driven by increased revenue in our precision components business and increased demand for connectors used in bioprocessing and high performance computing and data center applications, partially offset by decreased revenue in our plastics and polymer processing solutions business. We expect overall revenue to trend favorably in the fourth quarter driven by the FW Murphy acquisition, positive demand trends in bioprocessing and thermal connectors in liquid cooling for high performance computing applications. We expect this growth to be partially offset by lower shipments in our polymer processing equipment business.

Pumps & Process Solutions segment earnings increased $20.4 million, or 17.3%, over the prior year comparable quarter. The increase was driven by the favorable impact from the FW Murphy acquisition, along with the positive impact of product line mix, pricing initiatives and productivity actions. Segment margin increased to 29.3% from 27.3% in the prior year comparable quarter driven by productivity initiatives and favorable portfolio mix.

Overall bookings increased 23.4% as compared to the prior year comparable quarter with organic growth of 15.1% and acquisition-related growth of 8.3%. The organic bookings growth was primarily driven by positive demand trends in connectors, supported by improving customer sentiment in bioprocessing and high performance computing applications. Segment book-to-bill was 0.95.

Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023

Pumps & Process Solutions segment revenue increased $104.6 million, or 8.0%, as compared to the nine months ended September 30, 2023, attributable to acquisition-related growth of 6.8% for the acquisition of FW Murphy, organic growth of 1.0% and a favorable impact from foreign currency translation of 0.2%. The organic growth was primarily driven by pricing initiatives, increased revenue in precision components and single-use components used in biopharmaceutical manufacturing, partially offset by our polymer processing equipment business. Customer pricing favorably impacted revenue by approximately 1.6% and by approximately 4.6% in the prior year comparable period.

Pumps & Process Solutions segment earnings increased $31.7 million, or 8.8%, for the nine months ended September 30, 2024 over the prior year comparable period. The increase was driven by the favorable impact from the FW Murphy acquisition, product line mix, pricing initiatives and productivity, partially offset by lower volumes. Segment margin increased to 27.9% from 27.7% from the prior year comparable period.

Climate & Sustainability Technologies
Our Climate & Sustainability Technologies segment is a provider of innovative and energy-efficient equipment, components and parts for the commercial refrigeration, heating and cooling and beverage can-making equipment end-markets.

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2024	2023	% Change	2024	2023	% Change
Revenue	$431,127	$475,911	(9.4)%	$1,232,125	$1,380,237	(10.7)%

Segment earnings	$76,015	$84,060	(9.6)%	$205,901	$233,912	(12.0)%

Segment margin	17.6%	17.7%		16.7%	16.9%

Operational metrics:
Bookings	$332,503	$340,474	(2.3)%	$1,191,858	$1,023,028	16.5%

Components of revenue decline:
Organic decline			(9.4)%			(10.7)%
Acquisitions			—%			0.3%
Foreign currency translation			—%			(0.3)%
Total revenue decline			(9.4)%			(10.7)%

Third Quarter 2024 Compared to the Third Quarter 2023

Climate & Sustainability Technologies revenue decreased $44.8 million, or 9.4%, as compared to the third quarter of 2023, reflecting organic revenue decline of 9.4%. Customer pricing favorably impacted revenue in the third quarter of 2024 by approximately 1.0% and by approximately 2.4% in the prior year comparable quarter.

The organic revenue decline was primarily due to near-term, transient slowing in heat exchanger demand in Europe due to HVAC OEMs efforts to reduce component inventories, as well as continued headwinds in new beverage can-making equipment sales as customers pivot from new equipment investment to scaling production and expanding utilization of recent capacity additions. This headwind was partially offset by increased demand for retail refrigeration equipment and services, including the growing demand for low-global warming potential ("GWP") CO2 refrigerant systems. We expect organic revenue declines to continue into the fourth quarter, primarily due to continued year-over-year reductions in the sales of heat exchangers in Europe and in beverage can-making equipment. We expect to begin to see sequential improvements in demand for both of these product lines in 2025.

Climate & Sustainability Technologies segment earnings decreased $8.0 million, or 9.6%, as compared to the third quarter of 2023. The segment earnings decrease was primarily due to the negative impact from lower volumes in heat exchangers and beverage can-making equipment, partially offset by increased volumes in retail refrigeration, along with productivity initiatives and cost actions across the segment. Segment margin decreased to 17.6% from 17.7% in the prior year comparable quarter.

Bookings in the third quarter of 2024 decreased 2.3% from the prior year comparable quarter, reflecting an organic decline of 2.1% and an unfavorable impact from foreign currency translation of 0.2%. The organic bookings decline was principally due to order timing in retail refrigeration. Segment book-to-bill was 0.77.

Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023

Climate & Sustainability Technologies segment revenue decreased $148.1 million, or 10.7%, compared to the nine months ended September 30, 2023, reflecting an organic revenue decline of 10.7%, and an unfavorable foreign currency translation impact of 0.3%, partially offset by acquisition-related growth of 0.3%. The organic revenue decline for the nine months ended September 30, 2024 was due to near-term, transient slowing in heat exchanger demand in Europe due to HVAC OEMs efforts to reduce component inventories, as well as continued headwinds in new beverage can-making equipment sales as customers pivot from new equipment investment to scaling production and expanding utilization of recent capacity additions. This was partially offset by increased demand for retail refrigeration equipment and services, including the growing demand for low-GWP CO2 refrigerant systems. Customer pricing favorably impacted revenue by approximately 0.2%, and by approximately 4.4% in the prior year comparable period.

Climate & Sustainability Technologies segment earnings decreased $28.0 million, or 12.0%, for the nine months ended September 30, 2024, as compared to the prior year comparable period. Segment margin decreased to 16.7% from 16.9% in the prior year comparable period. The earnings decrease was primarily due to lower volumes in heat exchangers and beverage can-making equipment, partially offset by increased retail refrigeration volumes, productivity initiatives and cost reduction actions.

Reconciliation of Segment Earnings to Earnings from Continuing Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Earnings from Continuing Operations:
Segment earnings:
Engineered Products	$56,621	$63,525	$171,248	$156,461
Clean Energy & Fueling	99,536	92,483	256,747	249,704
Imaging & Identification	77,247	70,316	222,992	199,967
Pumps & Process Solutions	138,277	117,907	394,231	362,488
Climate & Sustainability Technologies	76,015	84,060	205,901	233,912
Total segment earnings	447,696	428,291	1,251,119	1,202,532
Purchase accounting expenses (1)	48,356	38,956	136,875	118,203
Restructuring and other costs (2)	16,581	11,581	52,142	43,777
Gain on dispositions (3)	(68,633)	—	(597,913)	—
Corporate expense / other (4)	36,110	30,937	117,795	105,376
Interest expense	34,128	32,390	102,867	100,407
Interest income	(5,176)	(3,808)	(14,013)	(8,552)
Earnings before provision for income taxes	386,330	318,235	1,453,366	843,321
Provision for income taxes	73,434	56,252	291,781	157,636
Earnings from continuing operations	$312,896	$261,983	$1,161,585	$685,685
(1) Purchase accounting expenses are primarily comprised of amortization of acquired intangible assets.
(2) Restructuring and other costs relate to actions taken for headcount reductions, facility consolidations and site closures, product line exits, and other asset charges.
(3) Gain on dispositions, including post-closing adjustments; see Note 4 — Discontinued and Disposed Operations in the condensed consolidated financial statements in Item 1 of this Form 10-Q for further details.
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

Restructuring and Other Costs (Benefits)

Restructuring and other costs are not presented in our segment earnings because these costs are excluded from the segment operating performance measure reviewed by management. During the three and nine months ended September 30, 2024, we incurred restructuring charges of $13.8 million and $41.6 million and other costs, net of $2.7 million and $10.5 million. Restructuring charges for the three months ended September 30, 2024 were primarily related to exit costs and headcount reductions in the Clean Energy & Fueling segment. Restructuring charges for the nine months ended September 30, 2024 were primarily related to product line exit costs and headcount reductions in the Clean Energy & Fueling, and the Climate & Sustainability Technologies segments. These restructuring programs were initiated in 2023 and 2024 and the Company will continue to make proactive adjustments to its cost structure to align with current demand trends. Other costs, net of $10.5 million for the nine months ended September 30, 2024, were primarily due to non-cash asset impairment charges and reorganization costs in the Climate & Sustainability Technologies and Imaging & Identification segments, respectively. These restructuring and other charges were recorded in cost of goods and services and selling, general and administrative expenses in the condensed consolidated statement of earnings. Additional programs beyond the scope of the announced programs may be implemented during 2024 with related restructuring charges.

We recorded the following restructuring and other costs for the three and nine months ended September 30, 2024:

	Three Months Ended September 30, 2024
(in thousands)	Engineered Products	Clean Energy & Fueling	Imaging & Identification	Pumps & Process Solutions	Climate & Sustainability Technologies	Corporate	Total
Restructuring	$991	$8,544	$1,804	$964	$1,238	$296	$13,837
Other (benefits) costs	(4)	438	1,545	14	320	431	2,744
Restructuring and other costs	$987	$8,982	$3,349	$978	$1,558	$727	$16,581

	Nine Months Ended September 30, 2024
(in thousands)	Engineered Products	Clean Energy & Fueling	Imaging & Identification	Pumps & Process Solutions	Climate & Sustainability Technologies	Corporate	Total
Restructuring	$2,969	$15,434	$4,645	$3,929	$14,261	$391	$41,629
Other costs, net	12	1,779	2,773	66	4,208	1,675	10,513
Restructuring and other costs	$2,981	$17,213	$7,418	$3,995	$18,469	$2,066	$52,142

Restructuring and other costs for the three and nine months ended September 30, 2023 included restructuring charges of $4.4 million and $33.3 million, respectively and other costs, net of $7.2 million and $10.5 million, respectively. Restructuring charges for the three months ended September 30, 2023 primarily related to headcount reductions and exit costs in the Pumps & Process Solutions, Climate & Sustainability Technologies and Engineered Products segments. Restructuring charges for the nine months ended September 30, 2023 primarily related to headcount reductions and exit costs in the Clean Energy & Fueling, Pumps & Process Solutions, Engineered Products and Climate & Sustainability Technologies segments. These restructuring programs were initiated in 2022 and 2023 and were undertaken in light of current market conditions. Other costs, net of $7.2 million and $10.5 million for the three and nine months ended September 30, 2023, were primarily due to an asset impairment in our Climate & Sustainability Technologies segment and product line rationalization and footprint reduction in our Clean Energy & Fueling segment. These restructuring and other charges were recorded in cost of goods and services and selling, general and administrative expenses in the condensed consolidated statement of earnings.

We recorded the following restructuring and other costs for the three and nine months ended September 30, 2023:

	Three Months Ended September 30, 2023
(in thousands)	Engineered Products	Clean Energy & Fueling	Imaging & Identification	Pumps & Process Solutions	Climate & Sustainability Technologies	Corporate	Total
Restructuring	$938	$(37)	$233	$1,637	$1,138	$476	$4,385
Other costs, net	37	1,182	328	113	3,939	1,597	7,196
Restructuring and other costs	$975	$1,145	$561	$1,750	$5,077	$2,073	$11,581

	Nine Months Ended September 30, 2023
(in thousands)	Engineered Products	Clean Energy & Fueling	Imaging & Identification	Pumps & Process Solutions	Climate & Sustainability Technologies	Corporate	Total
Restructuring	$5,415	$15,954	$1,437	$6,266	$2,585	$1,603	$33,260
Other costs, net	71	3,141	824	110	4,642	1,729	10,517
Restructuring and other costs	$5,486	$19,095	$2,261	$6,376	$7,227	$3,332	$43,777

Purchase Accounting Expenses

Purchase accounting expenses primarily relate to amortization of acquired intangible assets. These expenses are not presented in our segment earnings because they are excluded from the segment operating performance measure reviewed by management. These expenses reconcile to segment earnings as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Purchase Accounting Expenses
Engineered Products	$2,806	$3,441	$8,049	$10,604
Clean Energy & Fueling	24,928	19,775	67,231	58,882
Imaging & Identification	5,914	5,803	17,320	17,354
Pumps & Process Solutions	9,658	5,111	29,131	16,888
Climate & Sustainability Technologies	5,050	4,826	15,144	14,475
Total	$48,356	$38,956	$136,875	$118,203

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

Cash Flow Summary

The following table is derived from our condensed consolidated statements of cash flows:

	Nine Months Ended September 30,
Cash Flows from Operations (in thousands)	2024	2023
Net cash flows provided by (used in):
Operating activities	$648,881	$720,982
Investing activities	63,119	(131,072)
Financing activities	(818,445)	(757,205)

Operating Activities

Cash flow from operating activities for the nine months ended September 30, 2024 decreased by $72.1 million compared to September 30, 2023, primarily due to tax payments related to the gain from the De-Sta-Co divestiture.

Adjusted Working Capital: We believe adjusted working capital (a non-GAAP measure calculated as receivables, plus inventory, less accounts payable) provides a meaningful measure of liquidity by showing changes caused by operational results. The following table provides a calculation of adjusted working capital:

Adjusted Working Capital (in thousands)	September 30, 2024	December 31, 2023
Receivables, net	$1,428,961	$1,321,107
Inventories, net	1,214,268	1,144,089
Less: Accounts payable	865,188	854,465
Adjusted working capital	$1,778,041	$1,610,731

Adjusted working capital increased by $167.3 million, or 10.4%, in the nine months ended September 30, 2024, which reflected an increase of $107.9 million in receivables, net, an increase of $70.2 million in inventory, net and an increase in accounts payable of $10.7 million. These amounts include the effects of acquisitions, dispositions and foreign currency translation. The increase in adjusted working capital versus year-end 2023 is primarily a result of timing of cash flows, with the fourth quarter traditionally representing our highest cash flow quarter.

Investing Activities

Cash flow from investing activities is derived from cash inflows from proceeds from dispositions, offset by cash outflows for acquisitions and capital expenditures. The majority of the activity in investing activities was comprised of the following:

•Proceeds from dispositions: During the nine months ended September 30, 2024, we received net proceeds of $767.7 million from the sales of De-Sta-Co, an operating company within the Engineered Products segment, and a minority owned equity method investment within Climate & Sustainability Technologies segment. There were no proceeds from disposition during the nine months ended September 30, 2023. See Note 4 — Discontinued and Disposed Operations in the condensed consolidated financial statements in Item 1 of this Form 10-Q for further details.

•Acquisitions: During the nine months ended September 30, 2024, we deployed approximately $602.7 million, net, to acquire seven businesses. In comparison, during the nine months ended September 30, 2023, we deployed approximately $7.2 million, net to acquire one business. See Note 3 — Acquisitions in the condensed consolidated financial statements in Item 1 of this Form 10-Q for further details.

•Capital spending: Capital expenditures decreased $12.5 million during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, in line with our planned capital expenditures for the year.

We anticipate that capital expenditures and any additional acquisitions we make through the remainder of 2024 will be funded from available cash and internally generated funds and, if necessary, through the issuance of commercial paper, or by accessing the public debt or equity markets. We estimate capital expenditures in 2024 to range from $145.0 million to $155.0 million.

Financing Activities

Cash flow from financing activities generally relates to the use of cash for purchases of our common stock and payment of dividends, offset by net borrowing activity. The majority of financing activity was attributed to the following:

•Repurchase of common stock, including accelerated share repurchase program: During the nine months ended September 30, 2024, the Company received a total of 2,869,282 shares upon completion the ASR Agreement for $500.0 million. During the nine months ended September 30, 2023, we repurchased no shares. See Note 17 — Stockholders' Equity in the condensed consolidated financial statements in Item 1 of this Form 10-Q for further details.

•Commercial paper and other short-term borrowings, net: During the nine months ended September 30, 2024 and 2023, we used $89.0 million and $528.8 million, respectively, to pay off commercial paper borrowings.

•Dividend payments: Total dividend payments to common shareholders were $212.4 million during the nine months ended September 30, 2024, as compared to $212.9 million during the same period in 2023. Our dividends paid per common share increased 1.0% to $1.54 during the nine months ended September 30, 2024 compared to $1.52 during the same period in 2023. The number of common shares outstanding decreased from September 30, 2023 to September 30, 2024, as share repurchases exceeded share issuances.

Cash Flows from Discontinued Operations

Our cash flows from discontinued operations for the nine months ended September 30, 2024 and 2023, generated $93.9 million and $93.8 million, respectively, representing the operating results of ESG during the periods presented. Cash flows from discontinued operations generated for the nine months ended September 30, 2024, primarily relate to cash provided by operations of approximately $108.3 million, partially offset by cash used in investing activities of $14.4 million, which comprised capital expenditures partially offset by proceeds from a sale of investment. Cash flows generated for the nine months ended September 30, 2023, primarily relate to cash provided by operating activities of $99.3 million, partially offset by capital expenditures of $5.5 million.

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

The following table reconciles our free cash flow to cash flow provided by operating activities:

	Nine Months Ended September 30,
Free Cash Flow (dollars in thousands)	2024	2023
Cash flow provided by operating activities	$648,881	$720,982
Less: Capital expenditures	(113,626)	(126,131)
Free cash flow	$535,255	$594,851
Cash flow from operating activities as a percentage of revenue	11.2%	12.5%
Cash flow from operating activities as a percentage of earnings from continuing operations	55.9%	105.1%
Free cash flow as a percentage of revenue	9.2%	10.3%
Free cash flow as a percentage of earnings from continuing operations	46.1%	86.8%

For the nine months ended September 30, 2024, we generated free cash flow of $535.3 million, representing 9.2% of revenue and 46.1% of earnings from continuing operations. Free cash flow for the nine months ended September 30, 2024, decreased $59.6 million, compared to September 30, 2023, primarily due to tax payments on the De-Sta-Co gain of $80.0 million, partially offset by lower capital expenditures. The remainder of the tax payments on the De-Sta-Co gain will be paid in the fourth quarter of 2024. The decreases in cash flow from operating activities and free cash flow as percentages of earnings from continuing operations are due primarily to the gain on sale of De-Sta-Co. See Note 4 — Discontinued and Disposed Operations in the condensed consolidated financial statements in Item 1 of this Form 10-Q for further details.

Capitalization

We use commercial paper borrowings for general corporate purposes, including the funding of acquisitions and the repurchase of our common stock. As of September 30, 2024, we maintained $1.0 billion five-year and $500.0 million 364-day unsecured revolving credit facilities (together, the "Credit Agreements") with a syndicate of banks which expire April 6, 2028 and April 3, 2025, respectively. The Credit Agreements are designated as a liquidity back-stop for the Company's commercial paper program and also are available for general corporate purposes.

At the Company's election, loans under the Credit Agreements will bear interest at a base rate plus an applicable margin. The Credit Agreements require the Company to pay facility fees and impose various restrictions on the Company such as, among other things, a requirement to maintain an interest coverage ratio of consolidated EBITDA to consolidated net interest expense of not less than 3.0 to 1.0. The Company was in compliance with all covenants in the Credit Agreements and other long-term debt covenants at September 30, 2024 and had an interest coverage ratio of consolidated EBITDA to consolidated net interest expense of 20.7 to 1. We are not aware of any potential impairment to our liquidity and expect to remain in compliance with all of our debt covenants. Additionally, our earliest long-term debt maturity is in 2025.

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

At September 30, 2024, our cash and cash equivalents, including cash held for sale, totaled $396.8 million, of which approximately $251.9 million was held outside the United States. At December 31, 2023, our cash and cash equivalents, including cash held for sale, totaled $415.9 million, of which approximately $286.9 million was held outside the United States. Cash and cash equivalents are held primarily in bank deposits with highly rated banks. We regularly hold cash in excess of near-term requirements in bank deposits or invest the funds in government money market instruments or short-term investments, which consist of investment grade time deposits with original maturity dates at the time of purchase of no greater than three months.

On March 31, 2024, the Company completed the sale of the De-Sta-Co business for total consideration, net of cash transferred, of $674.7 million. On September 30, 2024, a minority owned equity method investment held within the Climate & Sustainability Technologies segment was sold and the Company received its proportionate share of the proceeds amounting to $93.0 million. On October 8, the Company completed the previously announced sale of the ESG business, an operating company in the Engineered Products segment, for total consideration, net of cash transferred, of $2.0 billion, subject to customary post-closing adjustments. See Note 4 — Discontinued and Disposed Operations in the condensed consolidated financial statements in Item 1 of this Form 10-Q for further details.

During the nine months ended September 30, 2024, the Company completed seven business acquisitions for total consideration of $636.4 million, subject to post-closing adjustments and inclusive of contingent consideration. See Note 3 — Acquisitions in the condensed consolidated financial statements in Item 1 of this Form 10-Q for further details.

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

Net Debt to Net Capitalization Ratio (dollars in thousands)	September 30, 2024	December 31, 2023
Commercial paper	$378,600	$467,600
Other	695	682
Total short-term borrowings	379,295	468,282
Long-term debt	3,007,820	2,991,759
Total debt	3,387,115	3,460,041
Less: Cash and cash equivalents, including cash held for sale	(396,766)	(415,861)
Net debt	2,990,349	3,044,180
Add: Stockholders' equity	5,697,999	5,106,605
Net capitalization	$8,688,348	$8,150,785
Net debt to net capitalization	34.4%	37.3%

Our net debt to net capitalization ratio decreased to 34.4% at September 30, 2024 compared to 37.3% at December 31, 2023. Net debt decreased $53.8 million during the period primarily due to net proceeds from the sale of De-Sta-Co that were used to reduce our commercial paper borrowings. Stockholders' equity increased for the period as a result of current earnings of $1,261.1 million, partially offset by share repurchases under the ASR program and dividends paid during the period.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the nine months ended September 30, 2024. For a discussion of our exposure to market risk, refer to Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Item 4. Controls and Procedures

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2024.

During the third quarter of 2024, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs (1)
July 1 to July 31	299,443	$174.26	299,443	17,130,718
August 1 to August 31	—	—	—	17,130,718
September 1 to September 30	—	—	—	17,130,718
For the Third Quarter	299,443	$174.26	299,443	17,130,718
(1) In August 2023, the Company's Board of Directors approved a new standing share repurchase authorization whereby the Company may repurchase up to 20 million shares beginning on January 1, 2024 through December 31, 2026. As of September 30, 2024, the number of shares still available for repurchase under the current share repurchase authorization was 17,130,718.

(2) Under the terms of the ASR Agreement, the Company paid Citibank $500.0 million on March 1, 2024 and on that date received initial delivery of 2,569,839 shares, representing a substantial majority of the shares expected to be retired over the course of the ASR Agreement. In July, Citibank delivered 299,443 additional shares which completed the ASR Program. During 2024, the Company received a total of 2,869,282 shares upon completion of the ASR Agreement. The total number of shares ultimately repurchased under the ASR Agreement was based on the volume-weighted average share price of Dover's common stock during the calculation period of the ASR Program, less a discount, which was $174.26 over the term of the ASR Program.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

a.- b. None.

c. During the nine months ended September 30, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

2.1*+	Transaction Agreement, dated as of July, 21 2024, by and between Dover Corporation and Terex Corporation.

2.2*	First Amendment to Transaction Agreement, by and between Dover Corporation and Terex Corporation, dated as of October 8, 2024.

31.1	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Brad M. Cerepak.

31.2	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Richard J. Tobin.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Richard J. Tobin and Brad M. Cerepak.

101
The following materials from Dover Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page formatted in Inline XBRL and contained in Exhibit 101.

*	Certain schedules, annexes or exhibits have been omitted pursuant to item 601(a)(5) of Regulation S-K, but will be furnished supplementally to the SEC upon request.

+	Portions of Exhibit 2.1 have been redacted in accordance with Item601(b)(2)(ii) of Regulation S-K.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

DOVER CORPORATION

Date:	October 24, 2024	/s/ Brad M. Cerepak
Brad M. Cerepak
Senior Vice President & Chief Financial Officer
(Principal Financial Officer)

Date:	October 24, 2024	/s/ Ryan W. Paulson
Ryan W. Paulson
Vice President, Controller
(Principal Accounting Officer)