Form 10-K
period 2024-12-31
DOVER Corp
filed 2025-02-14
CIK 29905

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the close of business on June 30, 2024 was $24,714,803,907. The registrant's closing price as reported on the New York Stock Exchange-Composite Transactions for June 28, 2024 (the last trading day in June) was $180.45 per share. The number of outstanding shares of the registrant's common stock as of February 3, 2025 was 137,225,409.

Documents Incorporated by Reference: Part III — Certain Portions of the Proxy Statement for Annual Meeting of Shareholders to be held on May 2, 2025 (the "2025 Proxy Statement").

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, especially "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. All statements in this document other than statements of historical fact are statements that are, or could be deemed, "forward-looking" statements. Some of these statements may be indicated by words such as "may", "anticipate", "expect", "believe", "intend", "continue", "guidance", "estimates", "suggest", "will", "plan", "should", "would", "could", "forecast" and other words and terms that use the future tense or have a similar meaning. Forward-looking statements are based on current expectations and are subject to numerous important risks, uncertainties, and assumptions, including those described in Item 1A, "Risk Factors" in this Annual Report on Form 10-K. Factors that could cause actual results to differ materially from current expectations include, among other things: general economic conditions and conditions in the particular markets in which we operate; supply chain constraints and labor shortages that could result in production stoppages, inflation in material input costs and freight logistics; the impacts of natural or human-induced disasters, acts of war, terrorism, international conflicts, and public health crises on the global economy and on our customers, suppliers, employees, business and cash flows; changes in customer demand and capital spending; competitive factors and pricing pressures; our ability to develop and launch new products in a cost-effective manner; changes in law, including the effect of tax laws and developments with respect to trade policy and tariffs; our ability to identify and complete acquisitions and integrate and realize synergies from newly acquired businesses; the impact of interest rate and currency exchange rate fluctuations; capital allocation plans and changes in those plans, including with respect to dividends, share repurchases, investments in research and development, capital expenditures and acquisitions; our ability to effectively deploy capital resulting from dispositions; our ability to derive expected benefits from restructurings, productivity initiatives and other cost reduction actions; the impact of legal compliance risks and litigation, including with respect to product quality and safety, cybersecurity and privacy; and our ability to capture and protect intellectual property rights, and various other factors that are described in our periodic reports filed with or furnished to the Securities and Exchange Commission. The Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

•Our Pumps & Process Solutions segment manufactures specialty pumps and flow meters, fluid transfer connectors, highly engineered precision components, instruments and digital controls for rotating and reciprocating machines, and polymer processing equipment, serving single-use biopharmaceutical production, diversified industrial manufacturing applications, chemical production, plastics and polymer processing, midstream and downstream oil and gas, clean energy markets, thermal management, food and beverage, semiconductor production and medical applications and other end-markets.

•Our Climate & Sustainability Technologies segment is a provider of innovative and energy-efficient equipment, components, solutions, services and parts for the commercial refrigeration, heating and cooling and beverage can-making equipment end-markets.

Discontinued Operations

On October 8, 2024, the Company completed the sale of the Environmental Solutions Group ("ESG") business, an operating company within the Engineered Products segment, for total consideration, net of cash transferred, of $2.0 billion. As the disposal represented a strategic shift with a major effect on the Company's operations and financial results, the Company has classified ESG's results of operations prior to the sale as discontinued operations for all periods presented. The discussion throughout Item 1 of this Form 10-K, unless otherwise noted, relates solely to our continuing operations. For more details, see Note 4 — Discontinued and Disposed Operations in the consolidated financial statements in Item 8 of this Form 10-K.

Management Philosophy

Dover is committed to delivering shareholder value creation through a combination of sustained profitable growth, operational excellence, superior free cash flow generation and productive capital re-deployment while adhering to a conservative financial policy. Dover seeks to be a leader in a diverse set of growing markets where customers are loyal to trusted partners and suppliers, and value product performance and differentiation driven by superior engineering, manufacturing precision, total solution development and excellent supply chain performance. Our businesses are long-time leaders in their respective markets and are known for their innovation, engineering capability and customer service excellence. We aim to continue growing our businesses from this strong foundation.

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

Second, we continue to focus on improving returns on capital, as well as earnings margin, by enhancing our operational capabilities and making investments across the organization in growth capacity expansion, digital capabilities, automation, operations management, information technology ("IT"), shared services (including Dover Business Services and our India Innovation Center), and talent. We also focus on continuous, effective cost management and productivity initiatives, such as supply chain optimization, automation and productivity capital expenditures, e-commerce and digital go-to-market, restructuring, product complexity reduction, improved footprint utilization, strategic pricing and portfolio management.

Third, we aim to generate growth in free cash flow and earnings per share through strong earnings performance, productivity improvements and active working capital management, which is enhanced by opportunistic divestitures allowing for concentration on growing our core platforms. Dover prioritizes deploying free cash flow toward high-return and high-confidence organic reinvestments aimed at growing, improving and strengthening our businesses, as well as through inorganic investments that synergistically enhance the quality of our portfolio. Dover's value creation strategy is supported by a financial policy that includes a prudent approach to financial leverage, and a disciplined approach to capital allocation that allows for a balance between reinvestment and return of capital to shareholders through growing dividends and opportunistic share repurchases.

We support achievement of these goals by (1) aligning management compensation with strategic and financial objectives, (2) actively managing our portfolio to increase enterprise scale, improving business mix over time to markets with secular growth characteristics, and pursuing acquisitions that fit the characteristics of an ideal Dover business and (3) investing in talent development programs.

Characteristics of a Dover Business

For over 70 years, Dover has successfully and profitably operated a diversified portfolio of high-quality businesses serving a wide variety of industrial and business-to-business end markets with different business models. We believe this diversity is a strength of our portfolio, providing Dover with multiple avenues for organic and inorganic growth, lower cyclicality, and the ability to extract synergies of common ownership. While we expect our portfolio to remain diversified, we also strive to shape the portfolio over time to increase common attractive attributes across our businesses.

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
•Equipment with Aftermarket Opportunity: Many of our businesses produce complex and highly engineered equipment and systems that require a significant and predictable volume of parts, consumables, software and services over their life cycle. For example, our marking and coding equipment, plastics and polymer processing equipment and aluminum can-making equipment all derive a significant share of revenue and profits from sale of consumables, parts and services into their large installed base. Recurring demand, which includes parts, consumables, services and software, represents approximately 36% of our revenue.

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

Business Strategy

Dover seeks to create value for shareholders by combining the global scale and capabilities, as well as access to capital, of a diversified industrial enterprise with the agility and entrepreneurial dynamism of niche manufacturing businesses. We believe the centralized scale of the corporation provides a distinct competitive advantage to our individual operating businesses through (i) driving efficiency gains and economies of scale of shared global resources across the corporation, (ii) freeing management time and effort to focus on the most important aspects of their businesses, including servicing and addressing the critical needs of their customers, aligning their business to capitalize on key market trends and focusing on product excellence, and (iii) access to centralized talent and expertise that our individual operating businesses otherwise may not have on their own. To achieve our stated goals, we are focused on executing the following pillars of Dover's business strategy:

Capturing growth potential in our end-markets and adjacent market segments

Dover’s business segments are focused on building enduring competitive advantages and leadership positions in markets we believe are positioned for sustained future growth. We believe our businesses are among the top suppliers in most markets and niches we serve (as defined by customer applications, geographies or products), which positions us well to capture future growth. We capitalize on our engineering, intellectual property, technology and design expertise, and maintain an intense focus on meeting the needs of our customers and on adding significant, and often new, value to their operations through superior product performance, safety, reliability, and a commitment to aftermarket support. We cultivate and maintain an entrepreneurial culture to enable business agility, and continuously innovate to address our customers' needs, to help them win in the markets they serve.

In particular, our businesses are well-positioned to capitalize on: growing industrial manufacturing and trade volumes; an increased global focus on digitization and automation in industrial processes; increasing requirements for sustainability, safety, energy efficiency and consumer product safety; and growth of the middle class and consumption in emerging economies.
•Our Engineered Products segment is capitalizing on global infrastructure investment, an increasing number of vehicles in operation, average car age and annual miles driven, increasing digitization and sensorization of modern vehicles, as well as growing defense spending related to signal intelligence and electronic warfare.
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
•Our Imaging & Identification segment leverages its unique product offering containing equipment, consumables, software and services to address market needs and requirements, including increased regulation for supply chain transparency in fast moving consumer goods, adoption of more stringent food safety regulations in emerging economies, and growing demand for product traceability and brand protection.
•Our Pumps & Process Solutions segment is focused on capturing growth in its installed base, in biological drug production and the shift toward single-use manufacturing processes. The segment's offerings address the increased demand for liquid cooling requirements for certain electronics (including in data center infrastructure), and investment in midstream energy and power generation infrastructure (including growing sophistication of fluid transfer and rotating machinery components, instrumentation, and digital controls). We also support virgin, recycled plastics, and polymers production and energy transition investments into wind power, hydrogen compression and carbon capture.
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

In addition to product innovation, we aim to capture growth by developing digital technologies. Our Boston-based Dover Digital Labs serves as the company-wide hub for our digital initiative. We have continued to invest in this facility and our team of software developers, data scientists, and product managers to enhance our digital capabilities. The Digital Labs team is driving digital transformation across our businesses in four areas: (i) enhancing the customer experience through more efficient and streamlined digital customer interfaces that make it easy to do business with Dover companies; (ii) developing and improving acquired and organically built connected and software-as-a-service ("SaaS") products, that combine sensors, software, machine learning and artificial intelligence; (iii) driving increased efficiency, safety and quality in our manufacturing operations by employing cutting-edge automation through "connected factory" and "data quality" programs; and (iv) ensuring security of digital products. Many of our software solutions in the areas of product traceability, anti-counterfeiting, retail fueling station monitoring, vehicle damage analysis and measurement systems, and visual commerce have been certified as compliant under AICPA System and Organization Controls 2 ("SOC 2") audits. We believe the Digital Labs’ contributions in these areas enable us to add significant value to our products and to capture commercial growth opportunities. By leveraging a central resource for Commercial Excellence, Industry 4.0, Industrial Internet of Things ("IIoT") and our software products, we are able to capture efficiencies in our digital transformation efforts, improve product security, and offer better efficiency in providing support and engineering for our software and connected products to keep our projects cost-competitive.

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

We also focus on margin expansion initiatives designed to reduce our selling, general and administrative cost base and optimize our manufacturing and supply chain operations across the portfolio. We continually expand initiatives to extract productivity gains across the businesses and realize savings. Our margin expansion initiatives are focused on four core enterprise capabilities: (1) leverage our Digital Labs team to enhance our internal and market-facing digital capabilities, (2) improve utilization and optimization of our manufacturing footprint through centralized resources and investment, (3) further centralize shared services under Dover Business Services, and (4) invest in our India Innovation Center shared services.

Dover Digital. Our Dover Digital Labs consists of a team of approximately 150 software developers, data scientists, manufacturing engineers and product managers who provide digital capabilities to enhance the customer experience, develop connected industrial products and artificial intelligence based models that are embedded in SaaS offerings provided to customers by our operating companies, drive automation and efficiency inside our factories through digital technologies and in our business processes and focus on the security of our digital products. Our Dover Digital Labs team has built common platforms which are being deployed on customer facing applications to make it easier to discover, find, configure, buy and obtain products and services from Dover companies, thereby optimizing our sales and support staff resources, driving pricing discipline, enabling reduction of product complexity and improving management of working capital. Our digital team has also deployed shared IIoT capability such that many of Dover's products are remotely configurable and monitored, enabling our businesses to sell aftermarket parts and offer remote diagnostic services.

Dover Operational Excellence. Our corporate team is composed of functional experts in operational optimization, lean manufacturing, automation, Environment, Health and Safety ("EHS") and complex project management. This team works closely with our businesses to drive excellence in our manufacturing and supply chain processes, standards and measurement tools to identify, prioritize and monitor execution of operational improvement initiatives. We continue to focus on initiatives to improve operational performance and the continuous improvement programs embedded in our businesses' day-to-day operations.

Dover Business Services. We continue to invest in Dover Business Services shared service centers, consisting of a team of approximately 700 professionals, to provide important transactional and value-added services to our businesses. Our shared service model allows us to leverage scale across Dover, increase process efficiencies through technology and specialization, and reduce risk through centralized controls. Our shared service centers create value by freeing resources within our businesses that would otherwise be dedicated to transactional services and allowing them to focus on customers, markets and product excellence. We expect to continue driving efficiencies through Dover Business Services as we increase the level of service centralization across the portfolio.

India Innovation Center. Our India Innovation Center has a team of approximately 800 engineers and IT professionals that our businesses rely on to leverage for product engineering, digital solutions development, data and information management, research and development and intellectual property services. The scale of this team allows our businesses to access resources with capabilities and expertise across many disciplines that would be more costly to them as stand-alone companies, and allows for concurrent engineering on time sensitive projects.

We have been steadily investing in the build out and deployment of the above four enterprise capabilities in the past several years, including organically investing and expanding the staff of experts and support personnel in key centers of excellence globally.

Disciplined capital allocation and continuous portfolio enhancement

We are focused on the most efficient allocation of capital to maximize returns on investment. To do this, we utilize organic reinvestment to grow and strengthen our existing businesses. We plan to make average annual investments in capital spending of approximately 2% of revenue with a focus on internal projects designed to expand our market participation and manufacturing capacity, drive further adoption of e-commerce and digital capabilities, and improve productivity. In addition, we seek to deploy capital for acquisitions in attractive growth areas across our portfolio. Dover focuses primarily on bolt-on acquisitions, applying strict selection criteria of market attractiveness (including growth, market landscape, and performance-based competition), business fit (including sustained leading position, revenue visibility, and favorable customer value-add versus switching cost or risk) and financial return profile (including accretive growth and margins and double-digit return on invested capital). We opportunistically divest businesses where we see limited runway for future value creation relative to our aspirations, or where market and business fundamentals change and no longer suit our criteria of business attractiveness and portfolio fit. Finally, we have consistently returned cash to shareholders by paying dividends, which have increased annually over each of the last 69 years. We undertake opportunistic share repurchases as part of our capital allocation strategy. We employ a prudent financial policy to support our capital allocation strategy, which includes maintaining an investment grade credit rating.

Portfolio Development

Acquisitions

Our acquisition strategy aims to enhance our existing portfolio through value creating acquisitions within our priority growth platforms, with a focus on increasing our exposure to high organic growth and margin accretive businesses with significant synergy potential. We seek to acquire complementary add-on businesses with a strong fit with our existing platforms, increasing their reach and customer access, broadening their product mix, providing exposure to attractive end market adjacencies, or enhancing technological capabilities and customer value-add. With all our acquisitions, we seek businesses that are leaders in their respective markets or niches, have a strong track record for innovation, offer differentiated solutions, and have attractive and sustainable returns with significant synergy potential. We aim to generate double-digit return on capital within three or four years after an acquisition is completed.

Over the past three years (2022 through 2024), we have spent approximately $1.5 billion, net of cash acquired and including contingent consideration, to purchase thirteen businesses. For more details, see Note 3 — Acquisitions in the consolidated financial statements in Item 8 of this Form 10-K.

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

Dispositions

From time to time, we have sold or divested some of our businesses based on changes in specific market outlook, structural changes in financial performance, value-creation potential, or for other strategic considerations, which include an effort to reduce our exposure to cyclical and capital intensive markets and, therefore, focus on our higher margin and higher growth spaces.

Going forward, we recognize that some businesses in Dover's portfolio may have a greater value-creation potential if owned by another parent with a larger presence and focus on a given niche. We pragmatically consider such opportunities as part of our ongoing portfolio management and review processes, and execute divestitures if the value created by the divestiture is determined to be at an appropriate premium to the value of such business to Dover and the divestitures allow Dover shareholders to participate in the future value-creation potential from a change in ownership, including through the redeployment of divestiture proceeds into attractive add-on businesses in higher priority end-markets or through opportunistic return of capital to shareholders.

During 2022 and 2023, there were no material dispositions.

On March 31, 2024, the Company completed the sale of the De-Sta-Co business, an operating company within the Engineered Products segment, for total consideration, net of cash transferred, of $675.9 million. The sale did not meet the criteria to be classified as a discontinued operation, as it did not represent a strategic shift that would have a major effect on operations and financial results.

On October 8, 2024, the Company completed the sale of the ESG business, an operating company within the Engineered Products segment, for total consideration, net of cash transferred, of $2.0 billion, subject to standard working capital adjustments. As the disposal represented a strategic shift with a major effect on the Company's operations and financial results, the sale met the criteria to be classified as a discontinued operation. For more details, see Note 4 — Discontinued and Disposed Operations in the consolidated financial statements in Item 8 of this Form 10-K.

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

Engineered Products

Our Engineered Products segment provides a wide range of equipment, components, software, solutions and services that have broad customer applications across a number of markets, including: aftermarket vehicle service, aerospace and defense, industrial winch and hoist, and fluid dispensing. Our vehicle service business provides equipment, software solutions and services used primarily in vehicle repair and maintenance, including light and heavy-duty vehicle lifts, wheel service equipment, vehicle diagnostics and vehicle collision repair solutions. Our industrial winch and hoist business provides a range of winches, hoists, bearings, drives, and electric monitoring systems for infrastructure and other industrial markets. Our aerospace and defense business supplies radio frequency and microwave filters and switches, as well as signals intelligence and other integrated solutions, to enable secure communications in aerospace and defense applications. The segment also includes bench top soldering and fluid dispensing solutions in electronics and industrial product assembly markets.

Our Engineered Products segment's products are manufactured primarily in North America, Europe and Asia and are sold throughout the world directly and through a network of distributors.

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

In addition, our businesses serving the digital printing market develop, manufacture and sell equipment, software, consumables and service solutions used in textile, apparel, soft signage and specialty materials markets. Businesses within this segment leverage digital printing capabilities and operate business models that involve initial equipment and software sales followed by significant consumable, software and service aftermarket revenue streams.

Our Imaging & Identification segment's products are manufactured primarily in North America, Europe and Asia and are sold throughout the world directly and through a network of distributors.

Pumps & Process Solutions

The businesses in our Pumps & Process Solutions segment manufacture specialty pumps, single-use pumps, connectors and flow meters, plastics and polymers processing equipment and highly-engineered components, specialized instrumentation and digital controls for rotating and reciprocating machinery. The segment's products are used in a wide variety of markets, including biopharma, thermal management (including liquid cooling of server racks and chips in data centers), plastics and polymers processing, chemicals production, food/sanitary, medical, transportation, petroleum refining, natural gas compression, power generation and general industrial applications. The products in this segment are generally used in demanding and specialized operating environments with high performance requirements. Businesses within this segment share the following commonalities: their products are predominantly components or parts of larger equipment and production systems with our products often specified by end customers or regulations, they participate in markets with a diverse and fragmented customer base and where there is a significant demand for aftermarket equipment and parts from a large installed base, and the route-to-market is a mix of distribution and direct sales.

Our Pumps & Process Solutions segment's products are manufactured primarily in North America, Europe, and Asia and are sold throughout the world directly and through a network of distributors and original equipment manufacturers.

Climate & Sustainability Technologies

Our Climate & Sustainability Technologies segment is a provider of innovative and energy-efficient equipment, systems and solutions that serve the commercial refrigeration, heating and cooling, and aluminum can-making equipment end-markets. Our refrigeration business manufactures refrigeration systems (including environmentally friendly systems like CO2), refrigeration display cases and commercial glass refrigerator and freezer doors for food retail and industrial applications. Our heat exchanger business manufactures energy-efficient brazed plate heat exchangers used for residential climate control applications, including heat pumps, as well as industrial heating and cooling applications, including an increasing opportunity in data center cooling applications. The other business in this segment designs and manufactures machinery and associated spare parts used for aluminum can-making, along with providing turnkey can line solutions. The majority of the products that are manufactured or serviced by the Climate & Sustainability Technologies segment are used by the retail food industry, including supermarkets, "big-box" retail and convenience stores, the commercial/industrial refrigeration and HVAC industry, food production markets and beverage can-making industries.

Our Climate & Sustainability Technologies segment's products are manufactured primarily in North America, Europe and Asia and are sold globally, directly and through a network of distributors.

Raw Materials

We use a wide variety of raw materials, primarily metals and semi-processed or finished components, which are generally available from a number of sources. As a result, the loss of any single supplier has not had, and is not likely to have, a material impact on operating profits at the consolidated level. While the required raw materials are generally available, commodity pricing can be volatile, particularly for various grades of steel, copper, aluminum and select other commodities. Although cost increases in commodities may be recovered through increased prices to customers, our operating results are exposed to such fluctuations. We attempt to control such costs through index-based contracts with suppliers and customers and various other programs, such as our global supply chain activities.

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

Our Pumps & Process Solutions segment invests in research and development for new product introduction and custom solutions to drive volume and share in both existing markets and newer/faster growth markets – such as single-use biopharmaceutical manufacturing and liquid cooling of high performance electronics. These investments will allow us to take advantage of existing growth trends such as in cell and gene therapy applications, and data center cooling applications supporting investments in artificial intelligence.

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

Similarly, our businesses invest in research and development to pursue digital strategies based on customer needs and leverage the capabilities of the Dover Digital Labs to deliver on those digital strategies. For example, OPW, an operating company within the Clean Energy & Fueling segment, announced the launch of its RegO Presto-Link© device and RegO application integration during 2024. This application streamlines testing processes and enhances safety measures for on-site personnel performing the liquefied petroleum gas container and regulator testing. The RegO application is integrated with the Presto-Link Bluetooth device, which communicates with RegO Presto-Tap products placed on propane-system components requiring testing. This connection enables swift and precise leak detection and pressure readings, eliminating the need for manual recording of results and mitigating the risks associated with human error.

Human Capital Resources

Our employees are our most valuable asset and are critical to our ability to deliver on our strategic plans. Our success in delivering high quality and innovative products and solutions for our customers and driving operational excellence is only achievable through the talent, expertise, and dedication of our global team. We had approximately 24,000 employees worldwide as of December 31, 2024.

Attraction, Development, and Retention

We recognize that attracting, developing and retaining skilled talent and promoting a work environment that is professional and inclusive are essential to maintaining our leadership positions in the markets we serve. While our operating companies are the hubs of these activities — an effective model that puts ownership in the businesses and cultures that are the source of opportunities for employees — we are increasingly leveraging the corporate center to drive talent recruitment and development and consistent human capital management practices across our businesses. This center-led focus is enabling us to make development opportunities available across our enterprise which we believe promotes employee advancement, engagement and retention. We offer employees resources to continuously improve their skills and performance with the goal of further cultivating entrepreneurial talent with a range of perspectives, backgrounds, skills, and experiences inside our global businesses to fill key positions. We seek people who are proactive and dedicated, demonstrate an ownership mindset and share our commitment to the pursuit of operational excellence. We continue to make significant investments in talent development and recognize that the growth and development of our employees is essential for our continued success.

Workplace Environment and Inclusion

As noted above, we are committed to maintaining a work environment that is professional, inclusive, and free from discrimination and harassment. That includes ensuring equal opportunity in our hiring practices and in our treatment of employees regardless of their race, color, religion, disability, national origin, gender, sexual orientation, gender identity and expression, marital status, family responsibility, age, or other characteristic protected by law. Our Code of Conduct lays out guidelines to maintain a fair and safe workplace.

We strive to build teams that fully leverage individuals’ capabilities and the breadth of skills, perspectives and experiences represented in our workforce. We believe this motivates our employees to be engaged and productive, enables us to attract new talent, helps us effectively serve our customers, and advances innovation from ideas contributed as a result of the variety of backgrounds, experiences, and perspectives of our employees. To that end, we partner with human resources and leadership teams across our portfolio of companies on talent outreach action plans to identify and recruit qualified candidates with a variety of backgrounds, skills, and experiences. We aim to cultivate an inclusive culture that enables employees to feel connected to our business objectives and valued for their contributions.

Health and Safety

We are committed to achieving our vision of a zero-harm workplace and continue to prioritize health and safety compliance, risk mitigation, and process improvement across the organization. We utilize a global EHS information management system designed to measure and track key metrics and actions pertinent to our health and safety programs. This software supports our strategy to proactively reduce hazards thereby further enhancing shop floor safety. Through our efforts, we have reduced our total recordable injury rate substantially since 2019.

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
•Operational management – Our operations teams, including our management team at the corporate center, focuses on improving operational efficiency, such as implementing production automation.
•Shared services – We are continuing to further centralize shared services under Dover Business Services and our India Innovation Center. Our shared services capabilities include a wide range of functional areas including transactional support, human resources, IT, finance and accounting, engineering and product development. These services enable increased productivity and growth as well as free up resources within our operating companies to focus on customers, markets and product development.

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

Customers

We serve thousands of customers, none of which accounted for more than 10% of our consolidated revenue in 2024. Given our diversity of served markets, customer concentrations are not significant. Businesses supplying the defense and commercial refrigeration industries tend to deal with a few large customers that are significant within those industries. This also tends to be true for businesses supplying the power generation and chemical industries. In the other markets served, there is usually a much lower concentration of customers, particularly where our companies provide a substantial number of products and services applicable to a broad range of end-use applications.

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

Competition

Our competitive environment is complex because of the wide diversity of our products manufactured and the markets served. In general, most of our businesses are market leaders that compete with only a few companies, and the key competitive factors are customer service, product quality, price and innovation. A summary of our key competitors within each of our segments follows:

Segment	Key Competitors

Engineered Products	Snap-On Inc. (Challenger Lifts, Car-O-Liner), The COATS Company, Arrowhead Winch, Teledyne, Nordson Corporation
Clean Energy & Fueling
Vontier (Gilbarco Veeder-Root, DRB), Tatsuno, Verifone, Franklin Electric, Elaflex, Ingersoll Rand (Emco Wheaton), Crane Company (Cryoflo), Dixon Valve & Coupling Company, PDI Technologies, Inc., Salco, Sonny's Enterprises LLC, National Carwash Solutions, Washtec AG

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

The following table shows annual revenue derived from customers outside the U.S. as a percentage of total annual revenue for each of the last three years, by segment and in total:

	Percentage of Non-U.S. Revenue by Segment
	Years Ended December 31,
	2024	2023	2022
Engineered Products	33%	35%	35%
Clean Energy & Fueling	43%	44%	41%
Imaging & Identification	72%	72%	72%
Pumps & Process Solutions	49%	53%	51%
Climate & Sustainability Technologies	37%	43%	40%
Total percentage of revenue derived from customers outside of the United States	46%	48%	46%

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

Approximately 46% and 48% of our revenues for 2024 and 2023, respectively, were derived outside the United States and we expect international sales to continue to represent a significant portion of our revenues given our global growth strategy. As a result of our international operations and our global expansion strategy, we are subject to various risks, including:

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

Although we have processes and procedures in place designed to manage and mitigate cybersecurity risk, our business is still subject to certain risks. We depend on our own and third party information systems, including cloud-based systems and managed service providers, to store, process and protect our information and support our business activities. We also use third party systems to support employee data processing for our global workforce and to support customer business activities, such as transmitting payment information, providing mobile monitoring services, and capturing operational data. Additionally, some of our products contain integrated hardware and software and offer the ability to connect to networks. While we have measures in place that are designed to protect our systems and provide oversight for third party system cybersecurity risks, these systems have been and are expected to continue to be the target of cyber attacks. Although we conduct security assessments and periodic re-assessments of third party partners and other service providers, these systems have in the past and may in the future experience vulnerabilities, including from third-party or open source software code that may be incorporated into our own or our vendors’ systems. Any prolonged system disruption in our systems or third-party services could negatively impact the coordination of our sales, planning, and manufacturing activities, which could harm our business.

Our business has both an increasing reliance on systems and an increasing digital footprint as a result of changing technologies, connected devices and digital offerings, as well as expanded remote work policies. If these technologies, systems, products or services are damaged, cease to function properly, are compromised due to employee or third-party contractor error, user error, malfeasance, system errors, or other vulnerabilities, or are subject to cybersecurity attacks, such as those involving denial of service attacks, unauthorized access, malicious software, ransomware, or other intrusions, misuse or malicious use of artificial intelligence, including by criminals, nation states or insiders, our business may be adversely impacted. The impacts could include production downtimes, operational delays, and other impacts on our operations and ability to provide products and services to our customers; compromise of confidential, proprietary or otherwise protected information, including personal information and customer confidential data; destruction, corruption, or theft of data or intellectual property; manipulation, disruption, or improper use of these technologies, systems, products or services; financial losses from fraudulent transactions, remedial actions, loss of business or potential liability; adverse media coverage; legal claims or legal proceedings, including regulatory investigations, actions and fines; and damage to our reputation. We regularly assess our threat landscape and monitor our systems and other technical security controls, maintain information security policies and procedures, including a breach response plan, ensure maintenance of backup and protective systems, and have a team of security personnel managing our efforts and initiatives. However, there has been a rise in the number of cyberattacks targeting confidential business information generally and in the manufacturing industry specifically, as well as an increase in cyberattacks targeting managed service providers, by both state-sponsored and criminal organizations. Moreover, there has been a rise in the number of cyberattacks that depend on human error or manipulation, including phishing attacks or schemes that use social engineering to gain access to systems or perpetuate wire transfer or other frauds.

These trends increase the likelihood of such events occurring as well as the costs associated with protecting against such events. It is possible for vulnerabilities in our systems to remain undetected for an extended period of time up to and including several years. We attempt to mitigate these risks by employing a number of measures, including employee training, systems monitoring and other technical security controls, vulnerability scanning, risk assessments, a breach response plan, maintenance of backup and protective systems, and security personnel. Notwithstanding those measures, our systems, networks, products and services remain potentially vulnerable to known or unknown cybersecurity attacks and other threats, any of which could have a material adverse effect on our consolidated results of operations, financial condition and cash flows. We continuously monitor and develop our systems to protect our technology infrastructure and data from misappropriation or corruption. However, a cybersecurity attack could persist for an extended period of time before being detected, and, following detection, it could take considerable time for us to obtain full and reliable information about the extent, amount and type of information compromised. During the course of an investigation, we may not know the full impact of the event and how to remediate it, and actions, decisions and mistakes that are taken or made may further increase the negative effects of the event on our business, results of operations and reputation. While we maintain insurance coverage that is intended to address certain aspects of cybersecurity risks, such insurance coverage may not cover all losses or all types of claims that arise. As cyber threats continue to evolve, cybersecurity and data protection laws and regulations continue to develop in the U.S. and globally, and our business continues to move toward increased online connectivity within our information systems and through more Internet-enabled products and offerings, we expect to expend additional resources to continue to build out our compliance programs, strengthen our information security, data protection and business continuity measures, and investigate and remediate vulnerabilities. For additional information on our cybersecurity risk management, strategy and governance, see Item 1C. "Cybersecurity."

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

Governments, shareholders, customers, employees and other stakeholders are increasingly focusing on corporate ESG practices and disclosures, and expectations in this area continue to evolve and may diverge. Moreover, there are increasing government efforts, domestically and internationally, pertaining to mandatory sustainability reporting. These evolving expectations and reporting requirements may require us to expend substantial resources, could result in reduced demand for certain of our products and services, and could adversely impact our reputation, business, financial condition and results of operations if we are unable to respond to them effectively.

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

We use a wide range of raw materials and components in our manufacturing operations that come from numerous suppliers. While we believe that sources of supply for raw materials and components are generally adequate, it is difficult to predict what effects of extended lead times or shortages may have in the future. In addition, some of the raw materials and components may be available only from limited or single source suppliers. If a single source or limited source supplier were to cease or interrupt production for any reason or otherwise fail to supply those raw materials or components to us on favorable purchase terms, including at favorable prices, in sufficient quantities and with adequate lead times needed for efficient manufacturing, our ability to meet customer commitments, and satisfy market demands for affected products could be negatively affected. The disruption of our global supply chain for any reason, including for issues such as COVID-19 or other health epidemics or pandemics, labor disputes, loss of single source or limited source supplier, inability to procure sufficient raw materials, quality control issues, ethical sourcing issues, discontinuity or disruption in our internal information and data systems or those of our suppliers, cybersecurity incidents including but not limited to ransomware attacks, misuse of artificial intelligence and machine learning technologies, a supplier's financial distress, natural disasters, looting, vandalism or acts of war or terrorism, trade sanctions or other external factors over which we have no control, could interrupt product supply and, if not effectively managed and remedied, have a material adverse impact on our business operations, financial condition and results of operations.

Legal and Regulatory Risks

•Our businesses are subject to regulation and their profitability and reputation could be adversely affected by domestic and foreign governmental and public policy changes, risks associated with emerging markets, changes in statutory tax rates and unanticipated outcomes with respect to tax audits.

Our businesses' domestic and international sales and operations must comply with a wide variety of laws, regulations and policies (including environmental, employment and health and safety regulations, data security laws, data privacy laws, export/import laws, tax policies such as export subsidy programs and research and experimentation credits, sustainability regulations, energy efficiency and design regulations and other similar programs). These laws, regulations and policies are complex, change frequently, have tended to become more stringent over time and may be inconsistent across jurisdictions. Failure to comply (or any alleged or perceived failure to comply) with any of the foregoing could result in civil and criminal, monetary and non-monetary penalties as well as potential damage to our reputation and disruption to our business. We cannot provide assurance that our costs of complying with new and evolving regulatory reporting requirements and current or future laws will not exceed our estimates. Any of these factors could adversely affect customer demand, our relationships with customers and suppliers, and our business and financial position.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

We continue to face significant and persistent cybersecurity risks and our business has both an increasing reliance on systems and an increasing digital footprint as a result of changing technologies, connected devices and digital offerings, as well as expanded remote work policies. We regularly assess our threat landscape and monitor our systems and other technical security controls, maintain information security policies and procedures, including a breach response plan, take steps to ensure maintenance of backup and protective systems, and have a team of security personnel managing our efforts and initiatives. We regularly review our policies, practices, and plans with assistance from third party experts and advisors for certification purposes, including with respect to SOC 2 certifications and Payment Card Industry Data Security Standard (PCI-DSS) certifications where relevant, and leverage third party resources to support our cyber risk defense, monitoring and response processes. We conduct security assessments and periodic re-assessments on key third party partners and other service providers with access to information assets of Dover. We review independent audit reports from key third party partners and other service providers with access to information assets at least annually. In addition, our online employees are required to participate in cyber, information security, and privacy training at least annually.

From an operational perspective, we use vulnerability scanning tools to assess potential data security risks. We correlate the results and prioritize any key actions based on threat modeling analysis and monitor any such actions in-progress with the system owners based on assigned timelines for remediation. However, patch and vulnerability management, including for products and information assets, remains a complex and key risk that has in the past led to and may in the future lead to exploits, security breaches and service disruption. We also integrate security measures into our digital products and services, although product security risks will continue to evolve and grow more complex.

Our product security efforts are informed in part by key tenants of various industry security standards such as ISA 62443, UL 2000-1, and certain standards from the National Institute of Standards & Technology ("NIST"). As part of our efforts, we conduct risk assessments and prioritize security validation for certain of our products. For example, we conduct security testing and remediation on a risk-based prioritized basis prior to releasing certain products into the market, as well as periodically post-release to discover potential issues in code, firmware, and protocols and to consider potential security patches or future version updates. We have received SOC 2 certifications for some of our products and software offerings and continue to strive to meet similar requirements for other digital offerings.

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

Notwithstanding any of these measures, our systems, networks, products and services remain potentially vulnerable to known or unknown cybersecurity attacks and other threats, any of which could have a material adverse effect on our consolidated results of operations, financial condition and cash flows. We have experienced, and will continue to experience, cyber incidents in the normal course of our business. As of the date of this report, we have not identified any specific risks from cybersecurity threats, including those from any previous cybersecurity incidents, that have materially affected us, our business strategy, results of operation or financial condition. However, there can be no assurances that a cybersecurity threat or incident that could have a material impact on us will not occur in the future. For additional information on the risks we face from cyber security threats, please see the risk factor titled, "Our operations, businesses, products, and business strategy are subject to cybersecurity risks,"in Item 1A. "Risk Factors."

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

Our CDO and CISO work to protect the Company’s information systems from cybersecurity threats and to promptly assist in coordinating a response to any cybersecurity incidents in accordance with the Company’s cybersecurity incident response and recovery plans and processes as described above. The CDO is responsible for corporate-wide data security, and the CISO is responsible for developing, implementing and enforcing security policies at the corporate level and providing guidance for the operating companies to manage our overall cybersecurity risks. The CDO and CISO are informed about and monitor the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management of the cybersecurity incident response and recovery plans and processes, as described above. The CDO and CISO also periodically meet with certain corporate officers, such as the Company’s Chief Financial Officer and General Counsel to review and discuss cybersecurity issues.

The CDO has over 30 years of information technology experience, including at several Fortune 500 companies and including experience with cybersecurity initiatives that address governance, operational practices, cyber-awareness and technology. The CISO has over 25 years of cybersecurity and risk management experience, specializing in strategy, architecture, and operational practices at multiple Fortune 500 companies. The CDO holds an undergraduate degree in electrical and electronics engineering, a master’s degree in computer science and a master’s degree in business administration. The CISO holds an undergraduate degree in political science and a master's degree in information security, along with Certified Information Systems Security Professional (CISSP) and Information Systems Security Management Professional (ISSMP) certifications.

The CDO and CISO annually brief our full Board of Directors on enterprise-wide cybersecurity risk management and our overall cybersecurity risk environment.

ITEM 2. PROPERTIES

The number, type, location and size of the properties used by our operations as of December 31, 2024 are shown in the following charts, by segment:

	Number and nature of facilities				Square footage (in 000s)
	Manufacturing	Warehouse	Sales / Service	Total	Owned	Leased
Engineered Products	21	5	6	32	2,046	601
Clean Energy & Fueling	47	16	34	97	1,719	2,334
Imaging & Identification	12	3	46	61	625	576
Pumps & Process Solutions	36	15	24	75	2,693	1,289
Climate & Sustainability Technologies	26	10	15	51	1,646	2,576

	Locations					Expiration dates of leased facilities (in years)
	North America	Europe	Asia	Other	Total	Minimum	Maximum
Engineered Products	14	10	2	1	27	1	7
Clean Energy & Fueling	39	20	9	2	70	1	10
Imaging & Identification	9	26	18	4	57	1	9
Pumps & Process Solutions	36	20	11	1	68	1	10
Climate & Sustainability Technologies	16	11	10	2	39	1	9

Our owned and leased facilities are well-maintained and suitable for our operations.

ITEM 3. LEGAL PROCEEDINGS

See Note 16 — Commitments and Contingent Liabilities in the consolidated financial statements in Item 8 of this Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

All of our officers are elected annually at the first meeting of the Board of Directors following our annual meeting of shareholders, and are subject to removal at any time by the Board of Directors. Our executive officers as of February 14, 2025, and their positions with Dover (and, where relevant, prior business experience) for the past five years, are as follows:

Name	Age	Positions Held and Prior Business Experience
Richard J. Tobin	61	President and Chief Executive Officer (since May 2018) and Director (since August 2016) of Dover; prior thereto Chief Executive Officer (from 2013 to 2018) of CNH Industrial NV.
Jeffrey Yehle	59
Senior Vice President and Chief Human Resources Officer (since July 2024) of Dover; prior thereto Executive Vice President, Chicago Market Leader of Gallagher (from September 2020 to July 2024); prior thereto Regional Vice President of Sharecare (from August 2019 to September 2020).

Ivonne M. Cabrera	58	Senior Vice President, General Counsel and Secretary (since January 2013) of Dover.
Christopher B. Woenker	42	Senior Vice President and Chief Financial Officer (since January 31, 2025) of Dover; prior thereto Segment Chief Financial Officer (from June 2017 to January 2025) of Dover.
Girish Juneja	55	Senior Vice President and Chief Digital Officer (since May 2017) of Dover; prior thereto Senior Vice President/Chief Technology Officer and General Manager of the Marketplace Solutions Business of Altisource (from January 2014 to April 2017).
James M. Moran	59	Vice President, Treasurer (since November 2015) of Dover; prior thereto Senior Vice President and Treasurer (from June 2013 to August 2015) of Navistar International Corporation ("NIC"); prior thereto Vice President and Treasurer (from 2008 to June 2013) of NIC; also served as Senior Vice President and Treasurer of Navistar, Inc. (from June 2013 to August 2015).
Ryan W. Paulson	51
Vice President and Controller (since July 2019) of Dover; prior thereto Assistant Controller, Global Consolidations and Operations Accounting (from August 2017 to July 2019); prior thereto partner at PricewaterhouseCoopers LLP (from July 2012 to June 2017).

Brad M. Cerepak, who was formerly Senior Vice President and Chief Financial Officer (since May 2011) of Dover, retired as of January 31, 2025.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Dividends

The principal market in which Dover common stock is traded is the New York Stock Exchange.

Holders

As of February 3, 2025, there were 1,078 holders of record of Dover common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

Information relating to securities authorized for issuance under our equity compensation plans is contained in Part III, Item 12 of this Form 10-K.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

In August 2023, the Company's Board of Directors approved a standing share repurchase authorization whereby the Company may repurchase up to 20 million shares beginning on January 1, 2024 through December 31, 2026. There were no share repurchases during the fourth quarter of 2024. As of December 31, 2024, 17,130,718 shares remained authorized for repurchase under the August 2023 share repurchase authorization.

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
This graph assumes $100 invested on December 31, 2019 in Dover common stock, the S&P 500 Index and the S&P 500 Industrials Index.

ITEM 6. [RESERVED]

Not required.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help the reader understand our results of operations and financial condition for the year ended December 31, 2024, 2023 and 2022. The MD&A should be read in conjunction with our consolidated financial statements and Notes included in Item 8 of this Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed elsewhere in this Form 10-K, particularly in Item 1A. "Risk Factors" and in the "Special Note Regarding Forward-Looking Statements" preceding Part I of this Form 10-K.

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

For the year ended December 31, 2024, consolidated revenue was $7.7 billion, an increase of $61.4 million or 0.8%, as compared to the prior year. The increase is driven by acquisition-related growth of 3.0%, partially offset by a disposition-related decline of 2.0% and an unfavorable impact from foreign currency translation of 0.2%. The results were driven by acquisitions, solid demand across most end markets and strategic pricing initiatives.

Organic revenue remained flat due to increases of 8.2%, 2.6%, 2.4%, and 1.4% in our Engineered Products, Clean Energy & Fueling, Imaging & Identification, and Pumps & Process Solutions segments, respectively, offset by the Climate & Sustainability Technologies segment which declined 11.2%. For further information, see "Segment Results of Operations" within this Item 7.

From a geographic perspective, organic revenue for the U.S., our largest market, grew 3.8% as compared to the prior year, driven by broad-based growth primarily in our Engineered Products and Clean Energy & Fueling segments. Revenue in Asia and Europe declined 7.1% and 3.1%, respectively, while revenue in Other Americas grew 5.6%. All other geographic markets declined 17.4% organically year over year.

Bookings increased 7.3% over the prior year to $7.7 billion for the year ended December 31, 2024. This included organic bookings growth of 6.5% and acquisition-related growth of 3.2%, partially offset by a disposition-related decline of 2.1% and an unfavorable impact from foreign currency translation of 0.3%.

Restructuring and other costs of $85.0 million included restructuring charges of $69.8 million and other costs of $15.2 million. Restructuring and other costs were primarily related to headcount reductions and product line and other exit costs in the Clean Energy & Fueling and Climate & Sustainability Technologies segments. Other costs (benefits) were primarily due to non-cash asset impairment charges and reorganization costs in the Climate & Sustainability Technologies and Imaging & Identification segments, respectively. For further discussion related to our restructuring and other costs, see "Restructuring and Other Costs (Benefits)," within this Item 7.

During the year ended December 31, 2024, the Company completed eight business acquisitions for approximately $674.0 million, net of cash acquired and inclusive of measurement period adjustments and contingent consideration. See Note 3 — Acquisitions in the consolidated financial statements in Item 8 of this Form 10-K for further details regarding the businesses acquired during the year.

On March 31, 2024, the Company completed the sale of the De-Sta-Co business, an operating company within the Engineered Products segment, for total consideration, net of cash transferred of $675.9 million. This sale resulted in a pre-tax gain on disposition of $530.3 million, included within the consolidated statements of earnings for the year ended December 31, 2024. See Note 4 — Discontinued and Disposed Operations in the consolidated financial statements in Item 8 of this Form 10-K for further details.

On September 30, 2024, a minority owned equity method investment held within the Climate & Sustainability Technologies segment was sold and the Company received its proportionate share of the proceeds amounting to $93.0 million. The sale resulted in a preliminary pre-tax gain of $67.4 million, included within the consolidated statements of earnings for the year ended December 31, 2024. See Note 4 — Discontinued and Disposed Operations in the consolidated financial statements in Item 8 of this Form 10-K for further details.

On October 8, 2024, the Company completed the sale of the Environmental Solutions Group ("ESG") business, an operating company within the Engineered Products segment, for total consideration, net of cash transferred, of $2.0 billion. This sale resulted in a preliminary pre-tax gain on disposition of $1.6 billion, included within earnings from discontinued operations, net in the consolidated statements of earnings for the year ended December 31, 2024. For all periods presented, the results of ESG prior to the sale are classified as discontinued operations as the disposal represented a strategic shift with a major impact on our operations and financial results. See Note 4 — Discontinued and Disposed Operations in the consolidated financial statements in Item 8 of this Form 10-K for further details. The discussion within this MD&A, unless otherwise noted, relates solely to our continuing operations.

During the year ended December 31, 2024, the Company received a total of 2,869,282 shares upon completion of a $500 million accelerated repurchase program (the "ASR Program"). The total number of shares ultimately repurchased under the ASR Program was based on the volume-weighted average share price of Dover's common stock during the calculation period of the accelerated share repurchase program, less a discount, which was $174.26 over the term of the ASR Program. During the year ended December 31, 2024, exclusive of the ASR Program, there were no share repurchases.

CONSOLIDATED RESULTS OF OPERATIONS

	Years Ended December 31,			% / Point Change
(dollars in thousands, except per share figures)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Revenue	$7,745,909	$7,684,476	$7,844,174	0.8%	(2.0)%
Cost of goods and services	4,787,288	4,816,932	4,939,221	(0.6)%	(2.5)%
Gross profit	2,958,621	2,867,544	2,904,953	3.2%	(1.3)%
Gross profit margin	38.2%	37.3%	37.0%	0.90	0.30
Selling, general and administrative expenses	1,752,266	1,648,204	1,625,312	6.3%	1.4%
Selling, general and administrative expenses as a percent of revenue	22.6%	21.4%	20.7%	1.20	0.70
Operating earnings	1,206,355	1,219,340	1,279,641	(1.1)%	(4.7)%
Interest expense	131,171	131,304	116,456	(0.1)%	12.7%
Interest income	(37,158)	(13,496)	(4,429)	175.3%	204.7%
Gain on dispositions	(597,798)	—	—	nm*	nm*
Other income, net	(46,876)	(21,468)	(22,589)	118.4%	(5.0)%
Earnings before provision for income taxes	1,757,016	1,123,000	1,190,203	56.5%	(5.6)%
Provision for income taxes	357,048	179,136	200,291	99.3%	(10.6)%
Effective tax rate	20.3%	16.0%	16.8%	4.30	(0.8)
Earnings from continuing operations	1,399,968	943,864	989,912	48.3%	(4.7)%
Earnings from discontinued operations, net	1,297,158	112,964	75,464	nm*	nm*
Net earnings	$2,697,126	$1,056,828	$1,065,376	155.2%	(0.8)%
Earnings per common share from continuing operations - diluted	$10.09	$6.71	$6.89	50.4%	(2.6)%
 *nm: not meaningful

Revenue

Revenue for the year ended December 31, 2024 increased $61.4 million, or 0.8% to $7.7 billion compared with 2023. Organic revenue remained flat as pricing actions and broad-based demand across most of the portfolio were offset by lower shipments of beverage can-making equipment, polymer processing equipment, and European heat exchangers. The increase in revenue was driven by acquisition-related growth of 3.0% primarily in our Clean Energy & Fueling and Pumps & Process Solutions segments, partially offset by a disposition-related decline of 2.0% in our Engineered Products segment and an unfavorable impact from foreign currency translation of 0.2%. Customer pricing favorably impacted revenue in 2024 by approximately 1.6% and by 3.8% in the prior year.

Revenue for the year ended December 31, 2023 decreased $159.7 million, or 2.0% to $7.7 billion compared with 2022. Organic revenue decline of 2.8% was primarily due to general reduction in our customers' and distribution channels' inventory levels that resulted from lead time normalization and higher inventory carrying costs driven by interest rate increases. Acquisition-related growth increased by 1.0% primarily driven by our Pumps & Process Solutions segment, offset by an unfavorable impact from foreign currency translation of 0.2%. Customer pricing favorably impacted revenue in 2023 by approximately 3.8% and by 6.7% in the prior year.

Gross Profit

Gross profit for the year ended December 31, 2024, increased $91.1 million, or 3.2%, to $3.0 billion compared with 2023, primarily driven by positive product mix, pricing and productivity actions. Gross profit margin increased 90 basis points to 38.2% as compared to the prior year driven by benefits from mix, pricing, price versus cost dynamics and productivity initiatives, partially offset by inflationary headwinds, acquisition integration costs and lower volumes across some of the Company's businesses.

Gross profit for the year ended December 31, 2023, decreased $37.4 million, or 1.3%, to $2.9 billion compared with 2022, primarily due to lower volumes across some end markets, partially offset by positive market conditions in certain secular growth-exposed businesses, as well as pricing, productivity initiatives and restructuring actions. Gross profit margin increased 30 basis points to 37.3% as compared to the prior year driven by benefits from pricing, productivity and restructuring actions, partially offset by lower volumes across some of the Company's businesses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2024 increased $104.1 million, or 6.3% to $1.8 billion compared with 2023, primarily driven by increased employee compensation and benefits and acquisition-related amortization. As a percentage of revenue, selling, general and administrative expenses increased 120 basis points to 22.6%, reflecting an increase in expense which exceeded the increase in the revenue base.

Selling, general and administrative expenses for the year ended December 31, 2023 increased $22.9 million, or 1.4% to $1.6 billion compared with 2022, primarily driven by increased restructuring, employee compensation and benefits and acquisition-related transaction and integration costs, partially offset by lower contract labor costs. As a percentage of revenue, selling, general and administrative expenses increased 70 basis points to 21.4%, reflecting a decrease in the revenue base.

Research and development costs, including qualifying engineering costs, are expensed when incurred and amounted to $149.6 million, $139.1 million and $151.4 million for the years ended December 31, 2024, 2023 and 2022, respectively. These costs as a percent of revenue were 1.9%, 1.8% and 1.9% for the years December 31, 2024, 2023 and 2022, respectively.

Non-Operating Items

Interest Expense, net

For the year ended December 31, 2024, interest expense, net of interest income, decreased $23.8 million, or 20.2%, to $94.0 million compared with 2023 primarily due to interest income generated by the proceeds from the sale of ESG held in highly liquid short-term investments.

For the year ended December 31, 2023, interest expense, net of interest income, increased $5.8 million, or 5.2%, to $117.8 million compared with 2022 primarily driven by increased higher average interest rates since the prior year, partially offset by decreased commercial paper borrowings.

Gain on Dispositions

Gain on dispositions of $597.8 million for the year ended December 31, 2024 was driven by the sale of the De-Sta-Co business on March 31, 2024, and the sale of a minority owned equity method investment on September 30, 2024. See Note 4 — Discontinued and Disposed Operations in the consolidated financial statements in Item 8 of this Form 10-K for further details.

There were no significant dispositions in the years ended 2023 and 2022.

Other Income, net

Other income, net includes non-service pension benefit, deferred compensation plan investments gain or loss, earnings or charges from equity method investments, foreign exchange gain or loss, and various other items. Other income, net for the years ended December 31, 2024, 2023 and 2022 was $46.9 million, $21.5 million and $22.6 million, respectively.

For the year ended December 31, 2024, other income increased compared to 2023 primarily driven by increased non-service pension benefit and increased deferred compensation plan investment gain. For the year ended December 31, 2023, other income decreased compared to 2022 due to the decrease in non-service pension benefit, partially offset by increased non-operational income and increased earnings from our equity method investments.

Income Taxes

Our businesses have a global presence with 35.8%, 45.8% 46.7% of our pre-tax earnings in 2024, 2023 and 2022, respectively, generated in foreign jurisdictions. Foreign earnings are generally subject to local country tax rates that differ from the 21.0% U.S. statutory tax rate.

Our effective tax rate was 20.3% for the year ended December 31, 2024, compared to 16.0% and 16.8% for the years ended December 31, 2023 and December 31, 2022, respectively. The 2024 tax rate was primarily driven by gains on dispositions. The 2023 rate was primarily driven by the release of a valuation allowance against non-U.S. tax loss carryforwards mainly related to an internal reorganization, partially offset by accrual of withholding taxes on current and future repatriation of certain foreign earnings.The 2022 rate was primarily driven by favorable audit resolutions, including a reduction to income taxes previously recorded related to the Tax Cut and Jobs Act.

The Company is continuing to monitor the changes in tax laws resulting from the Organization for Economic Cooperation and Development’s multi-jurisdictional plan of action to address base erosion and profit shifting. We do not expect this to have a material impact on our effective tax rate.

See Note 14 — Income Taxes in the consolidated financial statements in Item 8 of this Form 10-K for additional details.

Earnings from Continuing Operations

For the year ended December 31, 2024, earnings from continuing operations increased $456.1 million, or 48.3%, to $1.4 billion, or $10.09 per diluted share, compared with earnings from continuing operations of $943.9 million, or $6.71 per diluted share, for the year ended December 31, 2023. Earnings from continuing operations increased primarily from gain on dispositions, pricing actions and benefits from productivity initiatives, partially offset by lower volumes across some of the Company's businesses, and increased selling, general and administrative expenses.

For the year ended December 31, 2023, earnings from continuing operations decreased $46.0 million, or 4.7% to $943.9 million or $6.71 per diluted share compared with earnings from continuing operations of $989.9 million or $6.89 per diluted share, for the year ended December 31, 2022. Earnings from continuing operations decreased primarily due to lower volumes across some of the Company's businesses and increased selling, general and administrative expenses, partially offset by customer pricing actions and benefits from productivity initiatives.

Discontinued Operations

For the years ended December 31, 2024, 2023, and 2022, the historical results of ESG were presented as discontinued operations as the sale represented a strategic shift that will have a major impact on our operations and financials results.

For the years ended December 31, 2024, 2023, and 2022 earnings from discontinued operations, net were $1.3 billion, $113.0 million and $75.5 million respectively. Refer to Note 4 — Discontinued and Disposed Operations in Item 8 of this form 10-K for additional information on discontinued and disposed operations.

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

	Years Ended December 31,			% Change
(dollars in thousands)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Revenue	$1,202,457	$1,250,925	$1,379,512	(3.9)%	(9.3)%

Segment earnings	$231,237	$224,051	$240,496	3.2%	(6.8)%

Segment margin	19.2%	17.9%	17.4%

Operational metric:
Bookings	$1,171,777	$1,269,649	$1,320,288	(7.7)%	(3.8)%

Components of revenue growth (decline):
Organic growth (decline)				8.2%	(9.3)%
Acquisitions				0.2%	—%
Dispositions				(12.2)%	—%
Foreign currency translation				(0.1)%	—%
Total revenue decline				(3.9)%	(9.3)%

2024 Versus 2023

Engineered Products revenue for the year ended December 31, 2024 decreased $48.5 million, or 3.9%, compared to the prior year due to a disposition-related decline of 12.2% and an unfavorable impact from foreign currency translation of 0.1%, partially offset by organic revenue growth of 8.2% and acquisition-related growth of 0.2%. The disposition-related decline was due to the divestiture of De-Sta-Co in the first quarter of 2024. Customer pricing favorably impacted revenue in 2024 by approximately 0.7%.

The organic revenue growth was primarily driven by improved production performance and increased demand in our vehicle service business, along with favorable demand trends in our aerospace & defense business. We expect positive organic growth in 2025, driven by favorable demand trends in several of our key end markets, most notably in our aerospace and defense businesses.

Engineered Products segment earnings for the year ended December 31, 2024 increased $7.2 million, or 3.2%, compared to the prior year. The increase was primarily driven by organic volume increases and favorable price versus cost dynamics, partially offset by disposition impacts. Segment margin increased to 19.2% from 17.9% in the prior year.
Overall, bookings for the year ended December 31, 2024 declined 7.7% compared to the prior year primarily due to a disposition-related decline of 11.7%, partially offset by broad-based organic growth of 3.5% and a favorable impact from acquisitions of 0.5%. Segment book-to-bill was 0.97.

2023 Versus 2022

Engineered Products revenue for the year ended December 31, 2023 decreased $128.6 million, or a 9.3% organic revenue decline. Customer pricing favorably impacted revenue in 2023 by approximately 1.7%.

The organic revenue decline was primarily due to lower volumes in our vehicle service business in Europe and Asia, as well as transient disruptions in our vehicle service business in North America from an ERP upgrade that reduced volumes in the second and third quarter. Our other businesses in the segment saw robust demand increases, including from key customers in both our aerospace and defense business, and our industrial winch and hoist business.

Engineered Products segment earnings for the year ended December 31, 2023 decreased $16.4 million, or 6.8%, compared to the prior year. The decrease was due to lower volumes and increased material and labor costs, partially offset by customer pricing actions, productivity and cost reduction initiatives. Segment margin increased to 17.9% from 17.4% in the prior year.

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

	Years Ended December 31,			% Change
(dollars in thousands)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Revenue	$1,936,784	$1,788,277	$1,878,507	8.3%	(4.8)%

Segment earnings	$359,993	$328,604	$352,993	9.6%	(6.9)%

Segment margin	18.6%	18.4%	18.8%

Operational metric:
Bookings	$1,938,495	$1,745,521	$1,821,025	11.1%	(4.1)%

Components of revenue growth (decline):
Organic growth (decline)				2.6%	(4.0)%
Acquisitions				6.0%	—%
Foreign currency translation				(0.3)%	(0.8)%
Total revenue growth (decline)				8.3%	(4.8)%

2024 Versus 2023

Clean Energy & Fueling revenue for the year ended December 31, 2024 increased $148.5 million, or 8.3%, compared to the prior year, attributable to acquisition-related growth of 6.0% and organic growth of 2.6%, partially offset by an unfavorable impact from foreign currency translation of 0.3%. Customer pricing favorably impacted revenue in 2024 by approximately 2.5%.

The organic revenue growth was primarily driven by pricing actions and growth in clean energy solutions and North American above-ground retail fueling equipment, partially offset by lower volumes in fluid transfer solutions and vehicle wash solutions due to temporary macro-driven market headwinds impacting customer demand. We expect positive organic growth in 2025 driven by a favorable outlook across each major end market.

Clean Energy & Fueling segment earnings for the year ended December 31, 2024 increased $31.4 million, or 9.6%, compared to the prior year. The increase was primarily driven by strategic pricing and the favorable impact of acquisitions, partially offset by inflationary headwinds and integration costs in clean energy solutions. Segment margin increased to 18.6% from 18.4% in the prior year.

Overall bookings for the year ended December 31, 2024 increased 11.1% compared to the prior year, driven by organic growth of 5.8% and acquisition-related growth of 5.6%, partially offset by an unfavorable impact from foreign currency translation of 0.3%. The organic bookings growth was primarily driven by increased demand for North America above-ground retail fueling equipment and favorable demand trends across our clean energy platform. Segment book-to-bill was 1.00.

2023 Versus 2022

Clean Energy & Fueling revenue for the year ended December 31, 2023 decreased $90.2 million, or 4.8%, compared to the prior year, attributable to an organic decline of 4.0% and an unfavorable impact from foreign currency translation of 0.8%. Customer pricing favorably impacted revenue in 2023 by approximately 4.3%.

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

Clean Energy & Fueling segment earnings for the year ended December 31, 2023 decreased $24.4 million, or 6.9%, compared to the prior year. The decrease was primarily due to reduced organic volumes, unfavorable foreign currency translation, and increased material, logistics and labor costs, partially offset by pricing, productivity initiatives, and the benefits from restructuring actions. Segment margin decreased to 18.4% from 18.8% in the prior year.

Imaging & Identification

Our Imaging & Identification segment supplies precision marking and coding, product traceability, brand protection and digital textile printing equipment, as well as related consumables, software and services to the global packaged and consumer goods, pharmaceutical, industrial manufacturing, textile and other end-markets.

	Years Ended December 31,			% Change
(dollars in thousands)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Revenue	$1,137,165	$1,116,732	$1,123,815	1.8%	(0.6)%

Segment earnings	$301,707	$272,512	$268,084	10.7%	1.7%

Segment margin	26.5%	24.4%	23.9%

Operational metric:
Bookings	$1,144,147	$1,121,229	$1,154,199	2.0%	(2.9)%

Components of revenue growth (decline):
Organic growth				2.4%	0.2%
Acquisitions				0.7%	—%
Foreign currency translation				(1.3)%	(0.8)%
Total revenue growth (decline)				1.8%	(0.6)%

2024 Versus 2023

Imaging & Identification revenue for the year ended December 31, 2024 increased $20.4 million, or 1.8% compared to the prior year, comprised of organic growth of 2.4% and acquisition-related growth of 0.7%, partially offset by an unfavorable impact from foreign currency translation of 1.3%. Customer pricing favorably impacted revenue in 2024 by approximately 2.8%.

The organic revenue growth was primarily driven by pricing initiatives and increased demand for marking and coding consumables, partially offset by softer demand in our digital textile printing business. We expect positive organic growth in 2025 primarily driven by favorable demand trends in our marking and coding business across regions, particularly in North America.

Imaging & Identification segment earnings for the year ended December 31, 2024 increased $29.2 million, or 10.7%, compared to the prior year. This increase was primarily driven by favorable product mix, pricing and productivity initiatives, partially offset by an unfavorable impact from foreign currency translation. Segment margin increased to 26.5% from 24.4% in the prior year.

Overall bookings for the year ended December 31, 2024 increased 2.0%, comprised of an organic growth of 2.6% and acquisition-related growth of 0.8%, partially offset by an unfavorable impact from foreign currency translation of 1.4%. The organic bookings growth was primarily driven by favorable demand trends in our marking and coding businesses. Segment book-to-bill was 1.01.

2023 Versus 2022

Imaging & Identification revenue for the year ended December 31, 2023 decreased $7.1 million, or 0.6% compared to the prior year, comprised of an unfavorable impact from foreign currency translation of 0.8%, partially offset by organic growth of 0.2%. Customer pricing favorably impacted revenue in 2023 by approximately 5.0%.

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

Pumps & Process Solutions

Our Pumps & Process Solutions segment manufactures specialty pumps and flow meters, fluid transfer connectors, highly engineered precision components, instruments and digital controls for rotating and reciprocating machines, and polymer processing equipment, serving single-use biopharmaceutical production, diversified industrial manufacturing applications, chemical production, plastics and polymer processing, midstream and downstream oil and gas, clean energy markets, thermal management, food and beverage, semiconductor production and medical applications and other end-markets.

	Years Ended December 31,			% Change
(dollars in thousands)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Revenue	$1,894,566	$1,755,691	$1,728,235	7.9%	1.6%

Segment earnings	$536,606	$484,405	$533,018	10.8%	(9.1)%

Segment margin	28.3%	27.6%	30.8%

Operational metric:
Bookings	$1,856,680	$1,677,115	$1,709,204	10.7%	(1.9)%

Components of revenue growth (decline):
Organic growth (decline)				1.4%	(3.3)%
Acquisitions				6.3%	4.4%
Foreign currency translation				0.2%	0.5%
Total revenue growth				7.9%	1.6%

2024 Versus 2023

Pumps & Process Solutions revenue for the year ended December 31, 2024 increased $138.9 million, or 7.9%, compared to the prior year, attributable to acquisition-related growth of 6.3%, organic growth of 1.4% and a favorable impact from foreign currency translation of 0.2%. Acquisition-related growth was driven by the acquisition of the FW Murphy Production Controls business in the fourth quarter of 2023. Customer pricing favorably impacted revenue by approximately 1.7% in 2024.

The organic revenue growth was driven by robust shipment rates of single-use biopharma components and connectors used in liquid cooling of high performance computers and in data centers, as well as solid growth in precision components, partially offset by expected revenue declines in our plastics and polymer processing solutions business due to customers shifting focus to optimizing the significant capacity investments made over the last several years. We expect continued organic growth in 2025 primarily due to continued positive demand trends across most businesses and stable volumes in polymer processing.

Pumps & Process Solutions segment earnings for the year ended December 31, 2024 increased $52.2 million, or 10.8%, compared to the prior year. The increase was primarily driven by the favorable impact from the FW Murphy acquisition, the positive impact from pricing initiatives and productivity actions, and a favorable shift in product mix. Segment margin increased to 28.3% from 27.6% in the prior year.

Overall bookings for the year ended December 31, 2024 increased 10.7% as compared to the prior year, driven by acquisition-related growth of 6.8%, organic growth of 3.7% and a favorable impact from foreign currency translation of 0.2%. The organic bookings growth was driven by positive demand trends in connectors, supported by improving customer sentiment in bioprocessing and growth in high performance computing and data center applications. Segment book-to-bill was 0.98.

2023 Versus 2022

Pumps & Process Solutions revenue for the year ended December 31, 2023 increased $27.5 million, or 1.6%, compared to the prior year, attributable to acquisition-related growth of 4.4% and a favorable impact from foreign currency translation of 0.5%, partially offset by an organic decline of 3.3%. Acquisition-related growth was driven by the acquisitions of Witte Pumps & Technology GmbH, Malema Engineering Corporation, and AMN DPI in 2022. Customer pricing favorably impacted revenue by approximately 4.1% in 2023.

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

Climate & Sustainability Technologies

Our Climate & Sustainability Technologies segment is a provider of innovative and energy-efficient equipment, components, solutions, services and parts for the commercial refrigeration, heating and cooling and beverage can-making equipment end-markets.

	Years Ended December 31,			% Change
(dollars in thousands)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Revenue	$1,579,649	$1,778,582	$1,737,724	(11.2)%	2.4%

Segment earnings	$250,875	$305,380	$254,484	(17.8)%	20.0%

Segment margin	15.9%	17.2%	14.6%

Operational metric:
Bookings	$1,570,632	$1,348,653	$1,669,916	16.5%	(19.2)%

Components of revenue (decline) growth:
Organic (decline) growth				(11.2)%	2.4%
Acquisitions				0.3%	0.2%
Foreign currency translation				(0.3)%	(0.2)%
Total revenue (decline) growth				(11.2)%	2.4%

2024 Versus 2023

Climate & Sustainability Technologies revenue for the year ended December 31, 2024 decreased $198.9 million, or 11.2%, compared to the prior year, reflecting an organic revenue decline of 11.2% and an unfavorable impact from foreign currency translation of 0.3%, partially offset by acquisition-related growth of 0.3%. Customer pricing favorably impacted revenue in 2024 by approximately 0.4%.

The organic revenue decline was primarily due to reduced shipments of heat exchangers in Europe due to HVAC OEM's efforts to reduce component inventories, as well as continued headwinds in new beverage can-making equipment sales as customers pivot from new equipment investment to scaling production and expanding utilization of recent capacity additions. This was partially offset by increased demand for retail refrigeration equipment and services, including the growing demand for low-global warming potential ("GWP") CO2 refrigerant systems. We expect a return to positive organic growth in 2025 as solid equipment demand in retail refrigeration continues, demand for heat exchangers in data center cooling applications accelerate, and demand headwinds in both beverage can-making equipment and European heat exchangers abate.

Climate & Sustainability Technologies segment earnings for the year ended December 31, 2024 decreased $54.5 million, or 17.8%, compared to the prior year. The segment earnings decrease was primarily due to the negative impact from lower volumes in heat exchangers and beverage can-making equipment, partially offset by increased retail refrigeration volumes, productivity initiatives and cost reduction actions. Segment margin decreased to 15.9% from 17.2% in the prior year.

Overall, bookings for the year ended December 31, 2024 increased 16.5% compared to the prior year, reflecting organic growth of 16.7% and an unfavorable impact from foreign currency translation of 0.2%. The organic bookings growth was primarily driven by favorable demand trends across retail refrigeration, including continued strong demand for low-GWP CO2 refrigerant system, along with a recovery in order intake for beverage can-making equipment. Segment book-to-bill was 0.99.

2023 Versus 2022

Climate & Sustainability Technologies revenue for the year ended December 31, 2023 increased $40.9 million, or 2.4%, compared to the prior year, reflecting an organic revenue growth of 2.4% and acquisition-related growth of 0.2%, partially offset by an unfavorable impact from foreign currency translation of 0.2%. Customer pricing favorably impacted revenue in 2023 by approximately 3.7%.

The organic revenue growth was principally driven by strong demand and pricing initiatives in most markets. Our heat exchanger business grew in U.S. commercial HVAC and industrial markets, and growth in European shipments for heat pumps. Retail refrigeration revenue also increased from the prior year, driven by customer pricing actions, large system refurbishment programs and growing demand for low-GWP CO2 refrigerant systems, partially offset by lower shipments in the interest rate sensitive convenience store market. Beverage can-making business revenues modestly decreased from the prior year due to expected year over year revenue reductions beginning in the fourth quarter driven by reduced orders for new beverage can-making equipment as large can-maker customers focused on scaling production and growing utilization of recent capacity additions.

Climate & Sustainability Technologies segment earnings for the year ended December 31, 2023 increased $50.9 million, or 20.0%, compared to the prior year. The segment earnings increase was driven by customer pricing actions, product mix and significant benefits from productivity initiatives, partially offset by higher labor costs. Segment margin increased to 17.2% from 14.6% in the prior year.

Reconciliation of Segment Earnings to Earnings from Continuing Operations

	Years Ended December 31,
(dollars in thousands)	2024	2023	2022
Earnings from Continuing Operations:
Segment earnings:
Engineered Products	$231,237	$224,051	$240,496
Clean Energy & Fueling	359,993	328,604	352,993
Imaging & Identification	301,707	272,512	268,084
Pumps & Process Solutions	536,606	484,405	533,018
Climate & Sustainability Technologies	250,875	305,380	254,484
Total segment earnings	1,680,418	1,614,952	1,649,075
Purchase accounting expenses (1)	186,241	158,582	174,397
Restructuring and other costs (2)	84,983	62,927	36,209
Disposition costs (3)	—	1,302	—
(Gain) loss on dispositions (4)	(597,798)	—	194
Corporate expense / other (5)	155,963	151,333	136,045
Interest expense	131,171	131,304	116,456
Interest income	(37,158)	(13,496)	(4,429)
Earnings before provision for income taxes	1,757,016	1,123,000	1,190,203
Provision for income taxes	357,048	179,136	200,291
Earnings from continuing operations	$1,399,968	$943,864	$989,912
(1) Purchase accounting expenses are primarily comprised of amortization of intangible assets.
(2) Restructuring and other costs relate to actions taken for headcount reductions, facility consolidations and site closures, product line exits, and other asset charges.
(3) Disposition costs related to the sale of De-Sta-Co in our Engineered Products segment.
(4)(Gain) loss on dispositions includes post-closing adjustments; see Note 4 — Discontinued and Disposed Operations in the consolidated financial statements in Item 8 of this Form 10-K for further details.
(5) Certain expenses are maintained at the corporate level and not allocated to the segments. These expenses include executive and functional compensation costs, non-service pension costs, non-operating insurance expenses, shared business services and digital and IT overhead costs, deal-related expenses and various administrative expenses relating to the corporate headquarters.

Restructuring and Other Costs (Benefits)

Restructuring and other costs are not presented in our segment earnings because these costs are excluded from the segment operating performance measure reviewed by management. During the year ended December 31, 2024, restructuring charges of $69.8 million were primarily related to headcount reductions and product line and other exit costs in the Clean Energy & Fueling and Climate & Sustainability Technologies segments. These restructuring programs were initiated in 2023 and 2024 and were undertaken in light of current market conditions. The Company will continue to make proactive adjustments to its cost structure to align with current demand trends. Other costs, net of $15.2 million, were primarily due to non-cash asset impairment charges and reorganization costs in the Climate & Sustainability Technologies and Imaging & Identification segments, respectively. These restructuring and other charges were primarily recorded in cost of goods and services and selling, general and administrative expenses in the consolidated statement of earnings. Additional programs beyond the scope of the announced programs may be implemented during 2025 with related restructuring charges.

We recorded the following restructuring and other costs for the year ended December 31, 2024:

	Year Ended December 31, 2024
(dollars in thousands)	Engineered Products	Clean Energy & Fueling	Imaging & Identification	Pumps & Process Solutions	Climate & Sustainability Technologies	Corporate	Total
Restructuring	$7,847	$30,858	$9,960	$4,956	$15,197	$992	$69,810
Other costs, net	9	2,714	4,900	61	4,916	2,573	15,173
Restructuring and other costs	$7,856	$33,572	$14,860	$5,017	$20,113	$3,565	$84,983

During the year ended December 31, 2023, restructuring charges of $49.9 million were primarily related to headcount reductions and exit costs in the Clean Energy & Fueling, Engineered Products and Pumps & Process Solutions segments. These restructuring programs were initiated in 2022 and 2023 and were undertaken in light of market conditions. Other costs, net of $13.0 million were primarily due to an asset impairment in our Climate & Sustainability Technologies segment and product line rationalization and footprint reduction in our Clean Energy & Fueling segment. These restructuring and other charges were recorded in cost of goods and services and selling, general and administrative expenses in the consolidated statement of earnings.

We recorded the following restructuring and other costs for the year ended December 31, 2023:

	Year Ended December 31, 2023
(dollars in thousands)	Engineered Products	Clean Energy & Fueling	Imaging & Identification	Pumps & Process Solutions	Climate & Sustainability Technologies	Corporate	Total
Restructuring	$8,976	$20,336	$5,918	$7,686	$4,541	$2,444	$49,901
Other costs, net	55	4,330	1,183	233	4,758	2,467	13,026
Restructuring and other costs	$9,031	$24,666	$7,101	$7,919	$9,299	$4,911	$62,927

During the year ended December 31, 2022, restructuring charges of $30.5 million were primarily due to headcount reductions and facility consolidations resulting from restructuring programs initiated in 2021 and 2022, including non-cash foreign currency translation losses due to substantial liquidation of businesses. Other costs (benefits), net of $5.7 million, were primarily due to write-off of assets in connection with an exit from certain Latin America countries in our Climate & Sustainability Technologies segment. These restructuring and other charges were recorded in cost of goods and services and selling, general and administrative expenses in the consolidated statement of earnings.

We recorded the following restructuring and other costs for the year ended December 31, 2022:

	Year Ended December 31, 2022
(dollars in thousands)	Engineered Products	Clean Energy & Fueling	Imaging & Identification	Pumps & Process Solutions	Climate & Sustainability Technologies	Corporate	Total
Restructuring	$3,194	$9,571	$4,702	$4,685	$6,007	$2,321	$30,480
Other costs (benefits), net	479	(13)	1,740	(2)	3,263	262	5,729
Restructuring and other costs	$3,673	$9,558	$6,442	$4,683	$9,270	$2,583	$36,209

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

Purchase Accounting Expenses

Purchase accounting expenses primarily relate to amortization of acquired assets and charges related to fair value step-ups for acquired inventory sold during the period. These expenses are not presented in our segment earnings because they are excluded from the segment operating performance measure reviewed by management. These expenses reconcile to segment earnings as follows:

	Years Ended December 31,
(dollars in thousands)	2024	2023	2022
Purchase accounting expenses
Engineered Products	$10,727	$13,359	$13,911
Clean Energy & Fueling (1)	93,719	78,261	96,655
Imaging & Identification	23,015	23,089	22,179
Pumps & Process Solutions	38,803	24,278	22,332
Climate & Sustainability Technologies	19,977	19,595	19,320
Total	$186,241	$158,582	$174,397
(1) Purchase accounting expenses in our Clean Energy & Fueling segment decreased by $18,394 for the year ended December 31, 2023 from the prior year comparable period, which included $18,995 of charges related to fair value step-ups for inventory from the Q4 2021 acquisition of RegO and Acme Cryogenics.

FINANCIAL CONDITION

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Significant factors affecting liquidity are cash flows generated from operating activities, capital expenditures, acquisitions, dispositions, dividends, repurchase of outstanding shares, adequacy of available commercial paper and bank lines of credit and the ability to attract long-term capital with satisfactory terms. We generate substantial cash from the operations of our businesses and remain in a strong financial position, with sufficient liquidity available for upcoming debt maturities and for reinvestment in existing businesses and strategic acquisitions.

Cash Flow Summary

The following table is derived from our consolidated statements of cash flows:

	Years Ended December 31,
Cash Flows from Operations (in thousands)	2024	2023	2022
Net cash flows provided by (used in):
Operating activities	$1,087,833	$1,219,546	$746,754
Investing activities	(26,983)	(717,715)	(520,844)
Financing activities	(1,271,673)	(568,056)	(260,265)

Operating Activities

Cash flow from operating activities for the year ended December 31, 2024 decreased by $131.7 million compared to 2023. This decrease was primarily due to tax payments of $103.4 million and $20.4 million related to gains from the sales of De-Sta-Co and a minority owned equity method investment, respectively, during the year ended December 31, 2024. Cash flow from operating activities for the year ended December 31, 2023 increased by $472.8 million compared to 2022. This increase was primarily driven by improvements in the management of working capital.

Adjusted Working Capital: We believe adjusted working capital (a non-GAAP measure calculated as accounts receivable, plus inventory, less accounts payable) provides a meaningful measure of liquidity by showing changes caused by operational results. The following table provides a calculation of adjusted working capital:

Adjusted Working Capital (in thousands)	December 31, 2024	December 31, 2023
Receivables, net	$1,354,225	$1,321,107
Inventories, net	1,144,838	1,144,089
Less: Accounts payable	848,006	854,465
Adjusted working capital	$1,651,057	$1,610,731

Adjusted working capital increased by $40.3 million, or 2.5%, to $1.7 billion at December 31, 2024, which reflected an increase in accounts receivable of $33.1 million, an increase in inventory of $0.7 million and a decrease in accounts payable of $6.5 million. These amounts include the effects of acquisitions, dispositions and foreign currency translation. The increase in adjusted working capital versus year-end 2023 is primarily a result of collections timing driving higher year-end accounts receivable balances.

Investing Activities

Cash flow from investing activities is derived from cash inflows from proceeds from dispositions, offset by cash outflows for acquisitions and capital expenditures. The majority of the activity in investing activities was comprised of the following:

•Proceeds from dispositions: In 2024, we received net proceeds of $768.8 million from the sales of De-Sta-Co, an operating company within the Engineered Products segment, and a minority owned equity method investment within Climate & Sustainability Technologies segment. See Note 4 — Discontinued and Disposed Operations in the consolidated financial statements in Item 8 of this Form 10-K for additional information.

•Acquisitions: In 2024, we deployed $635.3 million, net of cash acquired to acquire eight businesses. In comparison, we acquired two businesses in 2023 for total consideration of $533.6 million, net of cash acquired. Total acquisition spend in 2022 was $312.9 million, net of cash acquired and was comprised of three businesses. See Note 3 — Acquisitions in the consolidated financial statements in Item 8 of this Form 10-K for additional information.

•Capital spending: Capital expenditures, primarily to support growth initiatives, productivity and new product launches, were $167.5 million in 2024, $183.4 million in 2023, and $211.1 million in 2022. Our capital expenditures decreased $15.9 million and $27.7 million in 2024 and 2023, respectively, in line with our planned expenditures for the years.

We anticipate that capital expenditures and any additional acquisitions we make in 2025 will be funded from available cash and internally generated funds and, if necessary, through the issuance of commercial paper, or by accessing the public debt or equity markets. We estimate capital expenditures in 2025 to range from $170.0 million to $190.0 million.

Financing Activities

Cash flow from financing activities generally relates to the use of cash for purchases of our common stock and payment of dividends, offset by net borrowing activity. The majority of financing activity was attributed to the following:

•Repurchase of common stock, including accelerated share repurchase program: During 2024, the Company received a total of 2,869,282 shares upon completion of the 2024 ASR Program for $500.0 million. During the year ended December 31, 2023, the Company repurchased no shares. During the year ended December 31, 2022, the Company received a total of 3,892,295 shares upon completion of the 2022 ASR Program for $500.0 million, and exclusive of the 2022 ASR Program, repurchased 641,428 shares of common stock at a total cost of $85.0 million.

•Commercial paper and other short-term borrowings, net: During 2024 and 2023, we used $467.6 million and $267.5 million, respectively, to pay off primarily commercial paper borrowings. During 2022, we received net proceeds of $629.9 million from commercial paper and other short-term borrowings used to partially fund our accelerated share repurchase transaction and the acquisition of Malema.

•Dividend payments: Total dividend payments to common shareholders were $283.1 million in 2024, $284.3 million in 2023 and $287.6 million 2022. Our dividends paid per common share increased 1% to $2.05 per share in 2024 compared to $2.03 per share in 2023. The number of common shares outstanding decreased from 2023 to 2024, as share repurchases exceeded share issuances.

Cash Flows from Discontinued Operations

Cash flows from discontinued operations generated $1.6 billion, $107.9 million and $38.9 million for the years ended December 31, 2024, 2023 and 2022, respectively, and represents the results of ESG during the periods presented. The cash flows from discontinued operations generated for 2024 primarily relate to cash provided by investing activities of $2.0 billion, which is comprised primarily of proceeds from the sale of ESG and partially offset by cash used by operating activities of $339.5 million, comprised of $439.9 million in tax payments made related to the gain on disposition, partially offset by cash flows from ESG's operating results. Cash flows generated for 2023 primarily relate to cash provided by operating activities of $116.8 million, partially offset by capital expenditures of $8.9 million. Cash flows generated for 2022 primarily relate to cash provided by operations of $59.0 million, partially offset by cash paid for an asset acquisition of $10.2 million and capital expenditures of $9.9 million.

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

The following table reconciles our free cash flow to cash flow provided by operating activities:

	Years Ended December 31,
Free Cash Flow (dollars in thousands)	2024	2023	2022
Cash flow provided by operating activities	$1,087,833	$1,219,546	$746,754
Less: Capital expenditures	(167,533)	(183,406)	(211,082)
Free cash flow	$920,300	$1,036,140	$535,672
Cash flow from operating activities as a percentage of revenue	14.0%	15.9%	9.5%
Cash flow from operating activities as a percentage of earnings from continuing operations	77.7%	129.2%	75.4%
Free cash flow as a percentage of revenue	11.9%	13.5%	6.8%
Free cash flow as a percentage of earnings from continuing operations	65.7%	109.8%	54.1%

Free cash flow for the year ended December 31, 2024 decreased by $115.8 million compared to 2023 primarily due to tax payments made for the gain on sale of De-Sta-Co and a minority owned equity method investment totaling $123.8 million, partially offset by lower capital expenditures. The decreases in cash flow from operating activities and free cash flow as percentages of earnings from continuing operations are primarily due to the gain on sale of De-Sta-Co and a minority owned equity method investment. Free cash flow for the year ended December 31, 2023 increased by $500.5 million compared to 2022 driven by higher operating cash flow, primarily as a result of improvements in cash flows related to working capital and a decrease in capital expenditures compared to the prior year. Additionally, the year ended December 31, 2022 includes a $43.5 million income tax payment related to the gain on sale of Unified Brands in the fourth quarter of 2021 and a $13.4 million tax payment in 2022 related to an internal reorganization.

Capitalization

We use commercial paper borrowings for general corporate purposes, including the funding of acquisitions and the repurchase of our common stock. As of December 31, 2024, we maintained $1.0 billion five-year and $500.0 million 364-day unsecured revolving credit facilities (together, the "Credit Agreements") with a syndicate of banks which expire April 6, 2028 and April 3, 2025, respectively. We may elect to extend the maturity date of any loans under the 364-day credit facility until April 3, 2026, subject to conditions specified therein. The Credit Agreements are designated as a liquidity back-stop for the Company's commercial paper program.

At the Company's election, loans under the Credit Agreements will bear interest at a base rate plus an applicable margin. The Credit Agreements require the Company to pay facility fees and impose various restrictions on the Company such as, among other things, a requirement to maintain an interest coverage ratio of consolidated EBITDA to consolidated net interest expense of not less than 3.0 to 1. The Company was in compliance with all covenants in the Credit Agreements and other long-term debt covenants at December 31, 2024 and had an interest coverage ratio of consolidated EBITDA to consolidated net interest expense of 42.5 to 1. We are not aware of any potential impairment to our liquidity and expect to remain in compliance with all of our debt covenants.

We also have a current shelf registration statement filed with the SEC that allows for the issuance of additional debt securities that may be utilized in one or more offerings on terms to be determined at the time of the offering. Net proceeds of any offering would be used for general corporate purposes, including repayment of existing indebtedness, capital expenditures and acquisitions.

At December 31, 2024, our cash and cash equivalents totaled $1.8 billion, of which approximately $300.5 million was held outside the United States. At December 31, 2023, our cash and cash equivalents, including cash held for sale, totaled $415.9 million, of which $286.9 million was held outside the United States. Cash and cash equivalents are held primarily in bank deposits with highly rated banks. We regularly hold cash in excess of near-term requirements in bank deposits or invest the funds in government money market instruments or short-term investments, which consist of investment grade time deposits with original maturity dates at the time of purchase of no greater than three months.

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

Net Debt to Net Capitalization Ratio (dollars in thousands)	December 31, 2024	December 31, 2023	December 31, 2022
Commercial paper	$—	$467,600	$734,936
Current portion of long-term debt and other	400,056	682	836
Total short-term borrowings and current portion of long-term debt	400,056	468,282	735,772
Long-term debt	2,529,346	2,991,759	2,942,513
Total debt	2,929,402	3,460,041	3,678,285
Less: Cash and cash equivalents, including cash held for sale	(1,844,877)	(415,861)	(380,868)
Net debt	1,084,525	3,044,180	3,297,417
Add: Stockholders' equity	6,953,996	5,106,605	4,286,366
Net capitalization	$8,038,521	$8,150,785	$7,583,783
Net debt to net capitalization	13.5%	37.3%	43.5%

Our net debt to net capitalization ratio decreased to 13.5% at December 31, 2024 compared to 37.3% at December 31, 2023. Net debt decreased $2.0 billion during the period primarily due to increased cash and cash equivalents from the disposition of the ESG business. Stockholders' equity increased for the period as a result of current earnings of $2.7 billion, partially offset by share repurchases under the ASR Program and dividends paid during the period.

Our net debt to net capitalization ratio decreased to 37.3% at December 31, 2023 compared to 43.5% at December 31, 2022. Net debt decreased $253.2 million primarily due to a decrease in commercial paper borrowings and greater cash and cash equivalents, including cash held for sale. Stockholder's equity increased for the period as a result of earnings of $1.1 billion offset by $284.3 million of dividends paid.

Our ability to obtain debt financing at comparable risk-based interest rates is partly a function of our existing cash flow-to-debt and debt-to-capitalization levels as well as our current credit standing. Set forth below are our credit ratings, as of December 31, 2024, which were independently developed by the respective credit agencies. The Moody's rating and outlook were issued in December 2018, and the Standard & Poor's rating was issued in December 2017 and the outlook was most recently revised in May 2021. The ratings and outlooks from both agencies were affirmed in 2024.

	Short-Term Rating	Long-Term Rating	Outlook
Moody's	P-2	Baa1	Stable
Standard & Poor's	A-2	BBB+	Stable

As of December 31, 2024, we had approximately $160.0 million outstanding in letters of credit, surety bonds, and performance and other guarantees which primarily expire on various dates through 2035. These letters of credit and bonds are primarily issued as security for insurance, warranty and other performance obligations. In general, we would only be liable for the amount of these guarantees in the event of default in the performance of our obligations, the probability of which is believed to be remote.

Our estimate of future interest payments on long-term debt is $841.2 million based on the interest rates in effect as of December 31, 2024.

Operating cash flow and access to capital markets are expected to satisfy our various cash flow requirements, including acquisitions, capital expenditures, purchase obligations, debt maturities and lease obligations. Acquisition spending and/or share repurchases could potentially increase our debt.

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

Interest Rate Exposure

As of December 31, 2024, and for the years ended December 31, 2024, 2023 and 2022, we did not have any open interest rate swap contracts; however, we may in the future enter into interest rate swap agreements to manage our exposure to interest rate changes. We issue commercial paper, which exposes us to changes in variable interest rates; however, maturities are typically three months or less so a change in rates over this period would not have a material impact on our pre-tax earnings.

We consider our current risk related to market fluctuations in interest rates to be minimal since our debt is largely long-term and fixed rate in nature. Generally, the fair market value of fixed-interest rate debt will increase as interest rates fall and decrease as interest rates rise. A 100 basis point increase in market interest rates would decrease the 2024 year-end fair value of our long-term debt by approximately $129.1 million. However, since we have no plans to repurchase our outstanding fixed-rate instruments before their maturities, the impact of market interest rate fluctuations on our long-term debt does not affect our results of operations or financial position.

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

Additionally, we have designated the €600 million and €500 million of euro-denominated notes issued November 9, 2016 and November 4, 2019, respectively, as a hedge of our net investment in euro-denominated operations. Due to the high degree of effectiveness between the hedging instruments and the exposure being hedged, fluctuations in the value of the euro-denominated debt due to exchange rate changes are offset by changes in the net investment. Accordingly, changes in the value of the euro-denominated debt are recognized in the cumulative translation adjustment section of other comprehensive income to offset changes in the value of the net investment in euro-denominated operations. Due to the fluctuations of the euro relative to the U.S. dollar, the U.S. dollar equivalent of this debt increases or decreases, resulting in the recognition of a pre-tax gain of $66.8 million, and $80.3 million in other comprehensive (loss) earnings for the years ended December 31, 2024, and 2022, respectively and a pre-tax loss of $45.8 million for the year ended December 31, 2023.

Commodity Price Exposure

Some of our businesses are exposed to volatility in the prices of certain commodities, such as aluminum, steel, copper and various precious metals, among others. Our primary exposure to commodity pricing volatility relates to the use of these materials in purchased component parts or the purchase of raw materials. In some cases, we maintain longer-term index-based contracts on raw materials and component parts and centrally drive an ongoing effort to minimize risk proactively. However, we are prone to exposure as these contracts expire.

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

Judgments and uncertainties involved in the estimate
Our discount rate assumptions are determined by developing a yield curve based on high quality corporate bonds with maturities matching the plans’ expected benefit payment streams. The plans’ expected cash flows are then discounted by the resulting year-by-year discount rates. The 2024 weighted-average discount rate used to measure our pension benefit obligations for non-US plans decreased to 2.64% from 2.80% in 2023 due to a decrease in interest rates. The U.S. Plan discount rate increased to 5.70% from 5.20% in 2023 due to increases in corporate bond yields over this period.

Effect if actual results differ from assumptions
A 25-basis point decrease in the discount rates used for these plans would have increased pension benefit obligations by approximately $15.3 million from the amount recorded at December 31, 2024. The methodology used for the valuation of the pension benefit obligation has remained consistent over the last three fiscal years.

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

Reconciliations and comparisons to non-GAAP measures can be found above in this Item 7, MD&A.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this section is incorporated by reference to the section, "Financial Instruments and Risk Management", included within the MD&A in Item 7.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
53	Management's Report on Internal Control Over Financial Reporting
54	Report of Independent Registered Public Accounting Firm (PCAOB ID 238)
56	Consolidated Statements of Earnings
57	Consolidated Statements of Comprehensive Earnings
58	Consolidated Balance Sheets
59	Consolidated Statements of Stockholders' Equity
60	Consolidated Statements of Cash Flows
61	Notes to Consolidated Financial Statements
61	Note 1 - Description of Business and Summary of Significant Accounting Policies
66	Note 2 - Revenue
68	Note 3 - Acquisitions
73	Note 4 - Discontinued and Disposed Operations
75	Note 5 - Inventories, net
75	Note 6 - Property, Plant and Equipment, net
75	Note 7 - Leases
77	Note 8 - Credit Losses
78	Note 9 - Goodwill and Other Intangible Assets
79	Note 10 - Other Accrued Expenses and Other Liabilities
80	Note 11 - Restructuring Activities
81	Note 12 - Borrowings
82	Note 13 - Financial Instruments
84	Note 14 - Income Taxes
87	Note 15 - Equity and Cash Incentive Program
90	Note 16 - Commitments and Contingent Liabilities
91	Note 17 - Employee Benefit Plans
97	Note 18 - Accumulated Other Comprehensive Earnings (Loss)
98	Note 19 - Segment Information
102	Note 20 - Earnings per Share
102	Note 21 - Stockholders' Equity
103	Note 22 - Subsequent Events

 (All other schedules are not required and have been omitted)

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2024. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013).

Based on its assessment under the criteria set forth in Internal Control — Integrated Framework (2013), management concluded that, as of December 31, 2024, the Company's internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Dover Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Dover Corporation and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of earnings, of comprehensive earnings, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Goodwill Impairment Test

As described in Notes 1 and 9 to the consolidated financial statements, the Company’s consolidated goodwill balance was $4.906 billion as of December 31, 2024. Management performs a goodwill impairment test annually in the fourth quarter, or more frequently if events or circumstances indicate that goodwill may be impaired, when some portion but not all of a reporting unit is disposed of or classified as assets held for sale, or when a change in the composition of reporting units occurs for other reasons. The quantitative test compares the fair value of a reporting unit with its carrying amount, including goodwill. Management uses an income-based valuation method, determining the present value of estimated future cash flows, to estimate the fair value of a reporting unit. As disclosed by management, the significant assumptions in the fair value analysis of goodwill are the estimated future cash flows, which are primarily driven by forecasted revenue growth rates, EBITDA margins, and the discount rate. These assumptions are developed by management based on the reporting unit’s expected future performance, which considers historical performance.
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
February 14, 2025

We have served as the Company's auditor since 1995.

DOVER CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)

	Years Ended December 31,
	2024	2023	2022
Revenue	$7,745,909	$7,684,476	$7,844,174
Cost of goods and services	4,787,288	4,816,932	4,939,221
Gross profit	2,958,621	2,867,544	2,904,953
Selling, general and administrative expenses	1,752,266	1,648,204	1,625,312
Operating earnings	1,206,355	1,219,340	1,279,641
Interest expense	131,171	131,304	116,456
Interest income	(37,158)	(13,496)	(4,429)
Gain on dispositions	(597,798)	—	—
Other income, net	(46,876)	(21,468)	(22,589)
Earnings before provision for income taxes	1,757,016	1,123,000	1,190,203
Provision for income taxes	357,048	179,136	200,291
Earnings from continuing operations	1,399,968	943,864	989,912
Earnings from discontinued operations, net	1,297,158	112,964	75,464
Net earnings	$2,697,126	$1,056,828	$1,065,376

Earnings per share from continuing operations:
Basic	$10.16	$6.75	$6.94
Diluted	$10.09	$6.71	$6.89
Earnings per share from discontinued operations:
Basic	$9.42	$0.81	$0.53
Diluted	$9.35	$0.80	$0.53
Net earnings per share:
Basic	$19.58	$7.56	$7.47
Diluted	$19.45	$7.52	$7.42
Weighted average shares outstanding:
Basic	137,735	139,848	142,681
Diluted	138,696	140,599	143,595

See Notes to Consolidated Financial Statements

DOVER CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands)

	Years Ended December 31,
	2024	2023	2022
Net earnings	$2,697,126	$1,056,828	$1,065,376
Other comprehensive (loss) earnings, net of tax
Foreign currency translation adjustments:
Foreign currency translation (losses) gains	(98,415)	38,893	(119,010)
Reclassification of foreign currency translation losses to earnings	13,931	—	5,915
Total foreign currency translation adjustments (net of $(14,996), $10,438 and $(17,824) tax (provision) benefit, respectively)	(84,484)	38,893	(113,095)
Pension and other post-retirement benefit plans:
Actuarial losses	(4,111)	(14,820)	(2,658)
Prior service credit (costs)	318	(53)	1,370
Amortization of actuarial (gains) losses included in net periodic pension cost	(1,478)	(1,982)	1,903
Amortization of prior service (credit) costs included in net periodic pension cost	(620)	852	888
Settlement and curtailment impact	83	2,831	3,688
Total pension and other post-retirement benefit plans (net of $1,134, $3,569 and $(2,230) tax benefit (provision), respectively)	(5,808)	(13,172)	5,191
Changes in fair value of cash flow hedges:
Unrealized net gains (losses) arising during period	1,572	682	(535)
Net (gains) losses reclassified into earnings	(1,190)	1,954	(3,732)
Total cash flow hedges (net of $(111), $(778) and $1,217 tax (provision) benefit, respectively)	382	2,636	(4,267)
Other comprehensive (loss) earnings, net of tax	(89,910)	28,357	(112,171)
Comprehensive earnings	$2,607,216	$1,085,185	$953,205

See Notes to Consolidated Financial Statements

DOVER CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,844,877	$398,561
Receivables, net	1,354,225	1,321,107
Inventories, net	1,144,838	1,144,089
Prepaid and other current assets	140,557	139,348
Assets of discontinued operations - current	—	194,486
Assets held for sale - current	—	192,644
Total current assets	4,484,497	3,390,235
Property, plant and equipment, net	987,924	978,472
Goodwill	4,905,702	4,637,564
Intangible assets, net	1,580,854	1,445,204
Other assets and deferred charges	550,183	555,084
Assets of discontinued operations - non-current	—	341,954
Total assets	$12,509,160	$11,348,513

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$400,056	$468,282
Accounts payable	848,006	854,465
Accrued compensation and employee benefits	292,371	258,786
Deferred revenue	198,629	194,798
Accrued insurance	87,952	86,085
Other accrued expenses	335,326	296,895
Federal and other income taxes	34,187	36,878
Liabilities of discontinued operations - current	—	153,013
Liabilities held for sale - current	—	64,568
Total current liabilities	2,196,527	2,413,770
Long-term debt	2,529,346	2,991,759
Deferred income taxes	352,006	346,383
Non-current income tax payable	6,158	28,024
Other liabilities	471,127	426,914
Liabilities of discontinued operations - non-current	—	35,058
Stockholders' equity:
Preferred stock - $100 par value; 100,000 shares authorized; none issued	—	—
Common stock - $1 par value; 500,000,000 shares authorized; 260,031,000 and 259,841,534 shares issued at December 31, 2024 and 2023	260,031	259,842
Additional paid-in capital	892,686	886,690
Retained earnings	13,409,633	10,995,624
Accumulated other comprehensive loss	(327,776)	(237,866)
Treasury stock, at cost: 122,814,553 and 119,945,271 shares at December 31, 2024 and 2023	(7,280,578)	(6,797,685)
Total stockholders' equity	6,953,996	5,106,605
Total liabilities and stockholders' equity	$12,509,160	$11,348,513

See Notes to Consolidated Financial Statements

DOVER CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except per share data)

	Common Stock $1 Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Loss)	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2021	$259,457	$857,636	$9,445,245	$(154,052)	$(6,218,758)	$4,189,528
Net earnings	—	—	1,065,376	—	—	1,065,376
Dividends paid ($2.01 per share)	—	—	(287,551)	—	—	(287,551)
Common stock issued for the exercise of share-based awards	187	(14,824)	—	—	—	(14,637)
Stock-based compensation expense	—	30,821	—	—	—	30,821
Common stock acquired, including accelerated share repurchase program	—	(6,073)	—	—	(578,927)	(585,000)
Other comprehensive loss, net of tax	—	—	—	(112,171)	—	(112,171)
Balance at December 31, 2022	259,644	867,560	10,223,070	(266,223)	(6,797,685)	4,286,366
Net earnings	—	—	1,056,828	—	—	1,056,828
Dividends paid ($2.03 per share)	—	—	(284,297)	—	—	(284,297)
Common stock issued for the exercise of share-based awards	198	(12,335)	—	—	—	(12,137)
Stock-based compensation expense	—	31,465	—	—	—	31,465
Other comprehensive earnings, net of tax	—	—	—	28,357	—	28,357
Other	—	—	23	—	—	23
Balance at December 31, 2023	259,842	886,690	10,995,624	(237,866)	(6,797,685)	5,106,605
Net earnings	—	—	2,697,126	—	—	2,697,126
Dividends paid ($2.05 per share)	—	—	(283,117)	—	—	(283,117)
Common stock issued for the exercise of share-based awards	189	(13,265)	—	—	—	(13,076)
Stock-based compensation expense	—	41,032	—	—	—	41,032
Common stock acquired, including accelerated share repurchase program and excise tax	—	(21,771)	—	—	(482,893)	(504,664)
Other comprehensive loss, net of tax	—	—	—	(89,910)	—	(89,910)
Balance at December 31, 2024	$260,031	$892,686	$13,409,633	$(327,776)	$(7,280,578)	$6,953,996
See Notes to Consolidated Financial Statements

DOVER CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2024	2023	2022
Operating Activities:
Net earnings	$2,697,126	$1,056,828	$1,065,376
Adjustments to reconcile net earnings to cash provided by operating activities:
Earnings from discontinued operations, net	(1,297,158)	(112,964)	(75,464)
Depreciation and amortization	337,842	305,046	295,660
Stock-based compensation expense	40,359	30,766	30,075
Gain on dispositions	(597,798)	—	—
Provision for losses on accounts receivable (net of recoveries)	5,329	2,644	5,499
Deferred income taxes	(89,657)	(99,286)	(28,138)
Employee benefit plan (benefit) expense	(9,946)	5,679	3,096
Other, net	27,255	1,802	(18,208)
Cash effect of changes in assets and liabilities (excluding effects of acquisitions, dispositions and foreign exchange):
Accounts receivable	(43,894)	100,393	(184,562)
Inventories	4,418	141,747	(190,731)
Prepaid expenses and other assets	(26,938)	10,738	(5,348)
Accounts payable	9,076	(114,198)	17,268
Accrued compensation and employee benefits	39,243	1,488	(36,306)
Accrued expenses and other liabilities	28,603	(78,218)	(56,140)
Accrued taxes	(23,245)	(16,821)	(62,433)
Contributions to employee benefit plans	(12,782)	(16,098)	(12,890)
Net cash provided by operating activities	1,087,833	1,219,546	746,754
Investing Activities:
Additions to property, plant and equipment	(167,533)	(183,406)	(211,082)
Acquisitions, net of cash and cash equivalents acquired	(635,269)	(533,623)	(312,855)
Proceeds from dispositions, net of cash transferred	768,847	—	—
Other, net	6,972	(686)	3,093
Net cash used in investing activities	(26,983)	(717,715)	(520,844)
Financing Activities:
Change in commercial paper and other short-term borrowings, net	(467,637)	(267,490)	629,891
Dividends paid to stockholders	(283,117)	(284,297)	(287,551)
Repurchase of common stock, including payment under accelerated share repurchase program	(500,000)	—	(585,000)
Payments to settle employee tax obligations on exercise of share-based awards	(16,603)	(12,137)	(14,637)
Other, net	(4,316)	(4,132)	(2,968)
Net cash used in financing activities	(1,271,673)	(568,056)	(260,265)
Cash Flows from Discontinued Operations:
Net cash (used in) provided by operating activities of discontinued operations	(339,454)	116,799	58,971
Net cash provided by (used in) investing activities of discontinued operations	1,985,641	(8,915)	(20,079)
Net cash provided by discontinued operations	1,646,187	107,884	38,892

Effect of exchange rate changes on cash and cash equivalents	(6,348)	(6,666)	(9,173)
Net increase (decrease) in cash and cash equivalents, including cash held for sale	1,429,016	34,993	(4,636)
Cash and cash equivalents at beginning of year, including cash held for sale (1)	415,861	380,868	385,504
Cash and cash equivalents at end of year, including cash held for sale (1)	$1,844,877	$415,861	$380,868

Supplemental information - cash paid during the year for: (2)
Income taxes	$907,791	$332,192	$354,468
Interest	126,434	126,704	112,469
(1) Cash held for sale as of December 31, 2023 totaled $17,300. There was no cash held for sale as of December 31, 2024, 2022 and 2021.
(2) Supplemental information includes cash paid as part of continuing and discontinued operations.

See Notes to Consolidated Financial Statements

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

1. Description of Business and Summary of Significant Accounting Policies

Description of Business

Dover Corporation ("Dover" or "Company") is a diversified global manufacturer and solutions provider delivering innovative equipment and components, consumable supplies, aftermarket parts, software and digital solutions and support services. The Company's businesses are based primarily in the United States and Europe with manufacturing and other operations throughout the world. The Company operates through five business segments that are structured around businesses with similar business models, go-to market strategies, product categories and manufacturing practices: Engineered Products, Clean Energy & Fueling, Imaging & Identification, Pumps & Process Solutions and Climate & Sustainability Technologies. For additional information on the Company's segments, see Note 19 — Segment Information.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The results of operations of acquired businesses are included from the dates of acquisitions.

The Environmental Solutions Group ("ESG") business, an operating company within the Engineered Products segment, was sold during the fourth quarter of 2024 and reported as discontinued operations. Therefore, the Company has classified the results of operations prior to the sale as discontinued operations in the consolidated statements of earnings and the consolidated statements of cash flows and classified the assets and liabilities prior to the sale as discontinued operations in the consolidated balance sheets for all periods presented. The discussion in the notes to these consolidated financial statements, unless otherwise noted, relates solely to our continuing operations. See Note 4 — Discontinued and Disposed Operations for further details.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. These estimates may be adjusted due to changes in future economic, industry, or customer financial conditions, as well as changes in technology or demand. Estimates are used for, but not limited to, allowances for doubtful accounts receivable, net realizable value of inventories, restructuring reserves, warranty reserves, pension and post-retirement plans, stock-based compensation, useful lives for depreciation and amortization of long-lived assets including finite-lived intangibles, future cash flows associated with impairment testing for goodwill, indefinite-lived intangible assets and other long-lived assets, deferred tax assets, unrecognized tax benefits, contingencies and purchase price allocations. Actual results may differ from these estimates, although management does not believe such differences would materially affect the consolidated financial statements in any individual year. Estimates and assumptions are periodically reviewed and the effects of changes in these estimates and assumptions are reflected in the consolidated financial statements in the period that they are determined.

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

Through the third quarter of 2023, approximately 4% of inventories, comprised entirely of ESG inventories, were stated at the lower of cost, determined on the last-in, first-out ("LIFO") basis, or market. During the fourth quarter of 2023, the Company changed the method of accounting for these remaining LIFO inventories to FIFO. The cumulative effect of the change resulted in a fourth quarter of 2023 pre-tax benefit of $14,448 ($10,796 after-tax) recognized as an increase to earnings from discontinued operations, net within the consolidated statement of earnings for the year ended December 31, 2023 and a corresponding increase in assets of discontinued operations within the consolidated balance sheet as of December 31, 2023. The Company believed the FIFO method was preferable because it better reflected the current value of inventories in the consolidated balance sheet and resulted in a uniform method across its businesses, which in turn provided more useful financial information to the Company's investors and creditors.

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

The Company performs its goodwill impairment test annually in the fourth quarter. A quantitative test is used to determine existence of goodwill impairment and the amount of the impairment loss at the reporting unit level. The quantitative test compares the fair value of a reporting unit with its carrying amount, including goodwill. The Company uses an income-based valuation method, determining the present value of estimated future cash flows, to estimate the fair value of a reporting unit. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. Factors used in the impairment analysis require significant judgment, and actual results may differ from assumed and estimated amounts. The Company uses its own market assumptions including internal projections of future cash flows, discount rates and other assumptions considered reasonable

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
in the analysis and reflective of market participant assumptions. These forecasts are based on historical performance and future estimated results. The discount rates utilized are based on a capital asset pricing model and published relevant industry rates, which take into consideration the risks and uncertainties inherent to the reporting units and in the internally developed forecasts. See Note 9 — Goodwill and Other Intangible Assets for further discussion of the Company's annual goodwill impairment test and results. No impairment of goodwill was required for the years ended December 31, 2024, 2023, or 2022.

The Company uses an income-based valuation method to annually test its indefinite-lived intangible assets for impairment. The fair value of the intangible asset is compared to its carrying value. This method uses the Company's own market assumptions, which are considered reasonable. Any excess of carrying value over the estimated fair value is recognized as an impairment loss. No impairment of indefinite-lived intangible assets was required for the years ended December 31, 2024, 2023, or 2022.

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

Outstanding payments related to the SCF program are recorded within accounts payable in our consolidated balance sheets. Amounts due to the SCF financial institutions as of December 31, 2024 and 2023, and the rollforward of our outstanding obligations under the SCF program for the year ended December 31, 2024 are as follows:

Total
Balance at December 31, 2023	$156,245
Disposition of business	(2,785)
Invoices confirmed during the period	579,481
Confirmed invoices paid during the period	(575,968)
Balance at December 31, 2024	$156,973

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

Foreign Currency

Assets and liabilities of non-U.S. subsidiaries, where the functional currency is not the U.S. dollar, have been translated at year-end exchange rates and profit and loss accounts have been translated using weighted-average monthly exchange rates. Foreign currency translation gains and losses are included in the consolidated statements of comprehensive earnings as a component of other comprehensive earnings (loss). Assets and liabilities of an entity that are denominated in currencies other than an entity's functional currency are re-measured into the functional currency using end of period exchange rates, where applicable. Gains and losses related to these re-measurements are recorded within the consolidated statements of earnings as a component of other income, net. Gains and losses arising from intercompany foreign currency transactions that are of a long-term investment in nature are reported in the same manner as translation adjustments.

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

Research and Development Costs

Research and development costs, including qualifying engineering costs, are expensed when incurred and amounted to $149,601 in 2024, $139,058 in 2023 and $151,351 in 2022. These costs as a percent of revenue were 1.9% in 2024, 1.8% in 2023 and 1.9% in 2022. Research and development costs are reported within selling, general and administrative expenses in the consolidated statements of earnings.

Advertising Costs

Advertising costs are expensed when incurred and amounted to $23,166 in 2024, $22,112 in 2023 and $24,421 in 2022. Advertising costs are reported within selling, general and administrative expenses in the consolidated statements of earnings.

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

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands the disclosures required in an entity’s income tax rate reconciliation table and requires disclosure of income taxes paid both in U.S. and foreign jurisdictions. The amendments are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating this ASU to determine its impact on the Company's disclosures.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income (Subtopic 220-40): Expense Disaggregation Disclosures, which expands disclosures of specific expense categories at interim and annual reporting periods. The amendments are effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating this ASU to determine its impact on the Company’s disclosures.

Recently Adopted Accounting Standards

In September 2022, the FASB issued ASU No. 2022-04, Liabilities-Supplier Finance Programs (Topic 405-50): Disclosure of Supplier Finance Program Obligations. The amendments in this update require a buyer in a supplier finance program to disclose information about the program's nature, activity during the period, changes from period to period, and potential magnitude. The Company adopted the guidance when it became effective on January 1, 2023, except for the rollforward requirement, which was adopted when it became effective January 1, 2024. The adoption did not have a material impact on the Company's consolidated financial statements. See required disclosure within the Supply Chain Financing section of Note 1 — Description of Business and Summary of Significant Accounting Policies.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendment requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. The Company adopted the guidance during the fourth quarter of 2024. See Note 19 — Segment Information for further details.

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

Transaction Price Allocated to the Remaining Performance Obligations

At December 31, 2024, we estimated that $186,829 in revenue is expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. We expect to recognize approximately 53.6% of the Company's unsatisfied (or partially unsatisfied) performance obligations as revenue in 2025, 22.0% in 2026, with the remaining balance to be recognized in 2027 and thereafter.

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

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Contract Balances

The following table provides information about contract assets and contract liabilities from contracts with customers:

	December 31, 2024	December 31, 2023	December 31, 2022
Contract assets - current	$22,413	$19,561	$11,074
Contract liabilities - current	198,629	194,798	241,595
Contract liabilities - non-current	4,452	7,098	6,417

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

The revenue recognized during 2024 and 2023 that was included in the contract liabilities at the beginning of the respective periods amounted to $182,846 and $224,355, respectively.

Contract Costs

Costs incurred to obtain a customer contract are not material to the Company. The Company elected to apply the practical expedient to not capitalize contract costs to obtain contracts with a duration of one year or less, which are expensed and included within cost of goods and services in the consolidated statements of earnings.

3. Acquisitions

2024 Acquisitions

During the year ended December 31, 2024, the Company acquired eight businesses in separate transactions for total consideration of $674,005, net of cash acquired and inclusive of measurement period adjustments and contingent consideration of $38,736 (a non-cash financing activity). These businesses were acquired to complement and expand upon existing operations within the Clean Energy & Fueling, Engineered Products, Imaging & Identification and Pumps and Process Solutions segments. The goodwill recorded as a result of these acquisitions represents the economic benefits expected to be derived from product line expansions and operational synergies. Goodwill of $14,188 is deductible for income tax purposes and $323,063 is non-deductible for income tax purposes for these acquisitions. The fair values of the assets acquired and liabilities assumed, and the related tax balances, are based on preliminary estimates and assumptions. These preliminary estimates and assumptions could change significantly during the measurement period as the Company finalizes the valuations of the assets acquired and liabilities assumed, and the related tax balances.

On July 19, 2024, the Company acquired 100% of the equity interests in the Marshall Excelsior Company ("MEC"), a supplier of highly-engineered flow control components for transportation, storage, and use in liquefied petroleum gas and other industrial gases, for $395,809, net of cash acquired and inclusive of measurement period adjustments. The MEC acquisition expands the Company's critical flow control capabilities in the Clean Energy & Fueling segment. In connection with this acquisition, the Company recorded goodwill of $187,923 and intangible assets of $194,100, primarily related to customer intangibles. The fair value for customer intangibles at the acquisition date was determined using the multi-period excess earnings method under the income approach. The fair value measurements of intangible assets are based on significant unobservable inputs, and thus represent Level 3 inputs. Significant assumptions used in assessing the fair values of intangible assets include discounted future cash flows, customer attrition rates and discount rates.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
The following presents the preliminary allocation of purchase price to the assets acquired and liabilities assumed, for the MEC acquisition, based on the estimated fair values at acquisition date:

Total
Current assets, net of cash acquired	$58,695
Property, plant and equipment	10,300
Goodwill	187,923
Intangible assets	194,100
Other assets and deferred charges	5,602
Current liabilities	(15,959)
Non-current liabilities	(44,852)
Net assets acquired	$395,809

On January 17, 2024, the Company acquired 100% of the equity interests in the Transchem Group ("Transchem"), a supplier of car wash chemicals and associated solutions, for $48,241, net of cash acquired and inclusive of contingent consideration and measurement period adjustments. The Transchem acquisition expands the Company's chemical product offerings in the Clean Energy & Fueling segment, specializing in wash performance and water reclaim technology that reduces water usage and lowers car wash operators' cost. In connection with this acquisition, the Company recorded goodwill of $25,132 and intangible assets of $26,309, primarily related to customer intangibles.

On January 31, 2024, the Company acquired 100% of the equity interests in Bulloch Technologies, Inc. ("Bulloch"), a provider of point-of-sale ("POS"), forecourt controller and electronic payment server solutions to the convenience retail industry, for $121,917, net of cash acquired and inclusive of contingent consideration and measurement period adjustments. The acquisition of Bulloch expands the Company's offering in North America with highly complementary POS and forecourt solutions within the Clean Energy & Fueling segment. In connection with this acquisition, the Company recorded goodwill of $73,850 and intangible assets of $62,417, primarily related to customer intangibles.

On July 18, 2024, the Company acquired 100% of the equity interests in Demaco Holland B.V. ("Demaco"), a provider of critical flow control components for cryogenic applications used in a wide range of end markets, for $42,556, net of cash acquired and inclusive of contingent consideration. The acquisition of Demaco expands the Company's offering within the Clean Energy & Fueling segment. In connection with this acquisition, the Company recorded goodwill of $23,788 and intangible assets of $20,159, primarily related to customer intangibles.

On August 9, 2024, the Company acquired 100% of the equity interest in Criteria Labs, Inc. ("Criteria Labs"), a provider of radio frequency devices and microelectronic engineering solutions tailored for high-reliability applications, for $14,737, net of cash acquired and inclusive of contingent consideration and measurement period adjustments. The acquisition of Criteria Labs expands the Company's offerings within the Engineered Products segment. In connection with this acquisition, the Company recorded goodwill of $7,252 and intangible assets of $7,900, primarily related to unpatented technologies.

On August 9, 2024, the Company acquired 100% of the equity interest in SPS Cryogenics B.V. and Special Gas Systems B.V ("SPS Cryogenics"), a designer, manufacturer, and supplier of vacuum-insulated piping systems for a wide variety of liquefied gases, for $11,080, net of cash acquired and inclusive of measurement period adjustments. The acquisition of SPS Cryogenics expands the Company's presence in Europe with highly complementary offerings within the Clean Energy & Fueling segment. In connection with this acquisition, the Company recorded goodwill of $5,118 and intangible assets of $5,677, primarily related to customer intangibles.

On December 20, 2024, the Company acquired certain assets from Carter Day International, Inc.'s petrochemical division for $33,968, inclusive of contingent consideration. The acquisition of these assets expands the Company's pelletizing-system portfolio of dewatering and drying equipment and includes complementary high-volume dryer technology to offerings in the Pumps & Process Solutions segment. In connection with this acquisition, the Company recorded goodwill of $14,188 and intangible assets of $19,780, primarily related to unpatented technologies and customer intangibles.

One other immaterial acquisition was completed during the year ended December 31, 2024, within the Imaging & Identification segment. The acquisition is highly complementary to our existing track and trace solutions business, grows our presence in the European market and adds complementary offerings to our portfolio.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
The following presents, for the seven acquisitions other than MEC, the preliminary allocation of purchase price to the assets acquired and liabilities assumed, based on their estimated fair values at acquisition date:

Total
Current assets, net of cash acquired	$25,356
Property, plant and equipment	4,530
Goodwill	149,328
Intangible assets	146,138
Other assets and deferred charges	9,520
Current liabilities	(15,438)
Non-current liabilities	(41,238)
Net assets acquired	$278,196

The amounts assigned to goodwill and major intangible asset classifications for all 2024 acquisitions were as follows:

	Amount Allocated	Weighted Average Useful Life (in years)
Goodwill - deductible	$14,188	na
Goodwill - non-deductible	323,063	na
Customer intangibles	282,915	14
Unpatented technologies	38,401	7
Trademarks	18,922	15
	$677,489
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

FW Murphy

On December 4, 2023, the Company acquired 100% of the assets, and assumed certain liabilities, of the FW Murphy Production Controls business ("FW Murphy"), a provider of control and optimization solutions for the reciprocating compression industry, for $526,457. The FW Murphy acquisition strengthens the Company's position in compression technologies for natural gas and clean energy applications, and adds complementary offerings within the Pumps & Process Solutions segment. In connection with this acquisition, the Company recorded goodwill of $224,771 and intangible assets of $254,000 for customer intangibles, $11,100 for unpatented technology and $10,400 for trademarks. The fair value for customer intangibles at the acquisition date was determined using the multi-period excess earnings method under the income approach. The fair value measurements of intangible assets are based on significant unobservable inputs, and thus represent Level 3 inputs. Significant assumptions used in assessing the fair values of intangible assets include discounted future cash flows, customer attrition rates and discount rates. During the year ended December 31, 2024, the Company recorded measurement period adjustments resulting in an increase to the goodwill disclosed above of $227 and a decrease to the purchase price disclosed above of $288.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

The following presents the allocation of purchase price to the assets acquired and liabilities assumed in the FW Murphy acquisition, based on their estimated fair values at acquisition date:

Total
Current assets	$26,564
Goodwill	224,771
Intangible assets	275,500
Other assets and deferred charges	9,508
Current liabilities	(1,316)
Non-current liabilities	(8,570)
Net assets acquired	$526,457

Other Acquisitions

On August 28, 2023, the Company acquired 100% of the equity interest in the Arc Pacific group ("Arc Pacific"), a global supplier of can washers, dry-off, pin and internal bake ovens for the metal packaging industry, for $8,833, net of cash acquired and inclusive of contingent consideration. The Arc Pacific acquisition extends the Company's reach into can processing equipment production within the Climate & Sustainability Technologies segment. In connection with this acquisition, the Company recorded goodwill of $2,990 and intangible assets of $7,670, primarily related to customer intangibles. During the year ended December 31, 2024, the Company recorded measurement period adjustments resulting in an increase to the goodwill and purchase price disclosed above of $371 and $250, respectively.

The amounts assigned to goodwill and major intangible asset classifications for all 2023 acquisitions were as follows:

	Amount Allocated	Weighted Average Useful Life (in years)
Goodwill - deductible	$224,771	na
Goodwill - non-deductible	2,990	na
Customer intangibles	259,700	15
Unpatented technology	12,510	8
Trademarks	10,960	15
	$510,931

2022 Acquisitions

During the year ended December 31, 2022, the Company acquired three businesses in separate transactions for total consideration of $309,504, net of cash acquired and inclusive of measurement period adjustments. Of these transactions, one included additional consideration contingent on achieving certain financial performance targets. These businesses were acquired to complement and expand upon existing operations within the Pumps & Process Solutions segment. The goodwill recorded as a result of these acquisitions represents the economic benefits expected to be derived from product line expansions and operational synergies. The goodwill is non-deductible for income tax purposes for these acquisitions.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
Malema

On July 1, 2022, the Company acquired 99.7% of the equity interests in Malema Engineering Corporation and its related foreign entities ("Malema"), a designer and manufacturer of flow measurement and control instruments serving customers in the biopharmaceutical, semiconductor and industrial sectors, for $223,462, net of cash acquired and inclusive of the impact of measurement period adjustments discussed below, subject to contingent consideration. During the fourth quarter of 2022, the Company acquired the remaining 0.3% of equity interests in Malema. The Malema acquisition expands the Company's biopharma single-use production offering within the Pumps & Process Solutions segment. No value was attributed to the contingent consideration, which had a maximum potential payout of $50,000 and was based upon meeting certain financial performance targets by March 31, 2024, which were not met. In connection with this acquisition, the Company recorded goodwill of $153,082 and intangible assets of $64,000 for customer intangibles, $16,000 for patents, and $4,000 for trademarks. The fair value for customer intangibles at the acquisition date was determined using the multi-period excess earnings method under the income approach. The fair value measurements of intangible assets are based on significant unobservable inputs, and thus represent Level 3 inputs. Significant assumptions used in assessing the fair values of intangible assets include discounted future cash flows, customer attrition rates and discount rates. During the year ended December 31, 2023, the Company recorded measurement period adjustments primarily related to its treatment of certain liabilities. These adjustments are based on facts and circumstances that existed, but were not known, as of the acquisition date which resulted in an increase in goodwill of $1,381.

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

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
The following presents, for the two acquisitions other than Malema, the allocation of purchase price to the assets acquired and liabilities assumed, based on their estimated fair values at acquisition date:

Total
Current assets, net of cash acquired	$28,435
Property, plant and equipment	4,222
Goodwill	43,682
Intangible assets	40,437
Other assets and deferred charges	3,580
Current liabilities	(19,172)
Non-current liabilities	(15,142)
Net assets acquired	$86,042

The amounts assigned to goodwill and major intangible asset classifications for all 2022 acquisitions were as follows:

	Amount Allocated	Weighted Average Useful Life (in years)
Goodwill - non-deductible	$196,764	na
Customer intangibles	90,742	14
Patents	16,000	10
Unpatented technology	10,302	8
Trademarks	7,393	15
	$321,201

4. Discontinued and Disposed Operations

Management evaluates Dover's businesses periodically for their strategic fit within its operations and may from time to time sell or discontinue certain operations for various reasons.

Discontinued Operations

On October 8, 2024 the Company completed the sale of the ESG business, an operating company within the Engineered Products segment, to Terex Corporation for total consideration, net of cash transferred, of $2.0 billion, an investing activity of discontinued operations within the consolidated statements of cash flows for the year ended December 31, 2024. This sale resulted in a preliminary pre-tax gain on disposition of $1.6 billion ($1.2 billion after-tax), included within earnings from discontinued operations, net in the consolidated statements of earnings for the year ended December 31, 2024. The preliminary total consideration and preliminary pre-tax gain on disposition are subject to standard working capital adjustments. The ESG sale qualifies for discontinued operations reporting because its disposal represented a strategic shift with a major effect on the Company's operations and financial results.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
Summarized results of the Company's discontinued operations are as follows:

	Years Ended December 31,
	2024 (1)	2023	2022
Revenue	$678,415	$753,658	$663,914
Cost of goods and services	479,671	536,569	505,311
Gross profit	198,744	217,089	158,603
Selling, general and administrative expenses	68,677	70,086	58,914
Operating earnings	130,067	147,003	99,689
Gain on disposition	(1,640,948)	—	—
Other expense (income), net	704	(3)	2,387
Earnings from discontinued operations before provision for income taxes	1,770,311	147,006	97,302
Provision for income taxes	473,153	34,042	21,838
Earnings from discontinued operations, net	$1,297,158	$112,964	$75,464
(1) Reflects the operating results of the ESG business through the date of disposition on October 8th, 2024.

Assets and liabilities classified as discontinued operations are summarized below:

December 31, 2023
Assets of discontinued operations
Receivables, net	$110,933
Inventories, net	81,363
Prepaid and other current assets	2,190
Property, plant and equipment, net	53,344
Goodwill	244,123
Intangible assets, net	38,709
Other assets and deferred charges	5,778
Total assets of discontinued operations	$536,440

Liabilities of discontinued operations
Accounts payable	$104,077
Other current liabilities	48,936
Other non-current liabilities	35,058
Total liabilities of discontinued operations	$188,071

As of December 31, 2024, no assets or liabilities were classified as discontinued operations. As of December 31, 2023, current assets and liabilities of discontinued operations of $194,486 and $153,013, respectively, and non-current assets and liabilities of discontinued operations of $341,954 and $35,058, respectively, are presented in the consolidated balance sheets.

2024 Dispositions

On March 31, 2024, the Company completed the sale of the De-Sta-Co business, an operating company within the Engineered Products segment, for total consideration, net of cash transferred, of $675,885. Of the total consideration, $63,000 was received upon finalization of closing activities in India and China, which occurred during the second quarter. This sale resulted in a pre-tax gain on disposition of $530,349 ($415,376 after-tax) included within the consolidated statements of earnings for the year ended December 31, 2024. The sale did not meet the criteria to be classified as a discontinued operation, as it did not represent a strategic shift that would have a major effect on operations and financial results.

De-Sta-Co met the criteria to be classified as held for sale beginning September 30, 2023. As of December 31, 2023, current assets and liabilities held for sale of $192,644 and $64,568, respectively, are presented in the consolidated balance sheets.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
On September 30, 2024, a minority owned equity method investment held within the Climate & Sustainability Technologies segment was sold and the Company received its proportionate share of the proceeds amounting to $92,962. The sale resulted in a preliminary pre-tax gain of $67,449 ($47,008 after-tax), subject to customary post-closing adjustments and included within the consolidated statements of earnings for the year ended December 31, 2024.

2023 Dispositions

There was one immaterial disposition in 2023.

2022 Dispositions

There was one immaterial disposition in 2022.

5. Inventories, net

	December 31, 2024	December 31, 2023
Raw materials	$649,993	$648,896
Work in progress	233,544	214,934
Finished goods	390,625	395,617
Subtotal	1,274,162	1,259,447
Less reserves	(129,324)	(115,358)
Total	$1,144,838	$1,144,089

6. Property, Plant and Equipment, net

	December 31, 2024	December 31, 2023
Land	$62,270	$64,722
Buildings and improvements	626,075	592,136
Machinery, equipment and other	1,945,479	1,860,315
Property, plant and equipment, gross	2,633,824	2,517,173
Accumulated depreciation	(1,645,900)	(1,538,701)
Property, plant and equipment, net	$987,924	$978,472

Depreciation expense totaled $154,449, $151,271 and $143,722 for the years ended December 31, 2024, 2023 and 2022, respectively.

7. Leases

The Company's ROU assets and lease liabilities are discussed in detail in Note 1 — Description of Business and Summary of Significant Accounting Policies.

The components of lease costs were as follows:

	Years Ended December 31,
	2024	2023	2022
Operating Lease Costs:
Fixed	$61,464	$57,409	$52,303
Variable	8,890	8,243	7,433
Short-term	20,564	20,550	20,291
Total(1)	$90,918	$86,202	$80,027
(1) Finance lease cost and sublease income were immaterial.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
Supplemental cash flow information related to leases were as follows:

	Years Ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$63,093	$57,607	$52,973
Operating cash flows for finance leases	443	318	335
Financing cash flows for finance leases	4,316	3,231	2,917
Total	$67,852	$61,156	$56,225
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$49,021	$50,997	$55,916
Financing leases	4,469	3,539	3,149
Total	$53,490	$54,536	$59,065

Supplemental balance sheet information related to leases were as follows:

	December 31, 2024	December 31, 2023
Operating Leases
Right-of-use assets:
Other assets and deferred charges	$208,379	$206,802

Lease liabilities:
Other accrued expenses	$49,646	$47,973
Other liabilities	174,905	170,822
Total operating lease liabilities	$224,551	$218,795

Finance Leases
Right-of-use assets:
Property, plant and equipment, net (1)	$9,044	$7,987

Lease liabilities:
Other accrued expenses	$3,543	$3,065
Other liabilities	5,603	5,896
Total finance lease liabilities	$9,146	$8,961
(1) Finance lease right-of-use assets are recorded net of accumulated depreciation of $12,378 and $10,206 for the years ended December 31, 2024 and December 31, 2023, respectively.

The aggregate future lease payments for operating and finance leases as of December 31, 2024 were as follows:

	Operating	Finance
2025	$57,586	$4,356
2026	45,225	3,687
2027	38,118	1,646
2028	30,332	516
2029	21,623	131
Thereafter	70,820	61
Total lease payments	263,704	10,397
Less interest	(39,153)	(1,251)
Present value of lease liabilities	$224,551	$9,146

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
Average lease terms and discount rates were as follows:

	December 31, 2024	December 31, 2023	December 31, 2022
Weighted-average remaining lease term (years)
Operating leases	6.9	7.2	7.8
Finance leases	2.7	3.0	3.6
Weighted-average discount rate
Operating leases	4.1%	4.0%	3.5%
Finance leases	4.2%	3.9%	3.4%

8. Credit Losses

The Company is exposed to credit losses primarily through sales of products and services. Due to the short-term nature of such receivables, the estimated amount of accounts receivable that may not be collected is based on aging of the accounts receivable balances and other historical and forward-looking information on the financial condition of the customers. Balances are written off when determined to be uncollectible.

Estimates are used to determine the allowance, based on assessment of anticipated payment and all other historical, current and forward-looking information that is reasonably available.

The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected.

	2024	2023	2022
Balance at January 1	$30,679	$38,504	$39,277
Provision for expected credit losses, net of recoveries	5,329	2,644	5,499
Amounts written off charged against the allowance	(6,492)	(10,096)	(4,440)
Other, including dispositions and foreign currency translation	(722)	(373)	(1,832)
Balance at December 31	$28,794	$30,679	$38,504

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
9. Goodwill and Other Intangible Assets

Goodwill
The changes in the carrying value of goodwill by reportable operating segments were as follows:

	Engineered Products	Clean Energy & Fueling	Imaging & Identification	Pumps & Process Solutions	Climate & Sustainability Technologies	Total
Goodwill	$479,010	$1,391,418	$1,078,259	$1,039,505	$507,740	$4,495,932
Accumulated impairment loss (1)	(10,591)	—	—	(59,970)	—	(70,561)
Balance at January 1, 2023	468,419	1,391,418	1,078,259	979,535	507,740	4,425,371
Acquisitions	—	—	—	224,771	2,990	227,761
Measurement period adjustments	—	—	—	(5,103)	—	(5,103)
Held for sale	(58,897)	—	—	—	—	(58,897)
Foreign currency translation	5,736	17,884	14,701	9,368	743	48,432
Balance at December 31, 2023	415,258	1,409,302	1,092,960	1,208,571	511,473	4,637,564
Acquisitions	7,252	315,811	—	14,188	—	337,251
Measurement period adjustments	—	—	—	227	371	598
Foreign currency translation	(7,246)	(29,716)	(20,929)	(10,944)	(876)	(69,711)
Balance at December 31, 2024	$415,264	$1,695,397	$1,072,031	$1,212,042	$510,968	$4,905,702
(1) Accumulated impairment loss as of December 31, 2024 is not subject to foreign currency translation.

During 2024 and 2023, the Company recognized additions of $337,251 and $227,761, respectively, to goodwill as a result of acquisitions as discussed in Note 3 — Acquisitions.

During the year ended December 31, 2024, the Company disposed of goodwill related to the disposition of De-Sta-Co that was previously classified as held for sale as of December 31, 2023. See Note 4 — Discontinued and Disposed Operations for further information.

Annual impairment testing

The Company tests goodwill for impairment annually in the fourth quarter of each year, whenever events or circumstances indicate an impairment may have occurred, or when a change in the composition of reporting units occurs for other reasons, such as a change in segments.

The Company performed its annual goodwill impairment test during the fourth quarter of 2024 using a discounted cash flow analysis as discussed in Note 1 — Description of Business and Summary of Significant Accounting Policies. The Company performed a quantitative goodwill impairment test for each of its reporting units, concluding that the fair values of all of its reporting units were in excess of their carrying values. No impairment of goodwill was required. The discounted cash flow analysis includes management's current assumptions as to future cash flows and long-term growth rates. The discount rates utilized are based on a capital asset pricing model and published relevant industry rates, which take into consideration the risks and uncertainties inherent to the reporting units and in the internally developed forecasts. The discount rate used in the 2024 reporting unit valuations was 10.1%. Further, the Company assessed the current market capitalization, forecasts and the amount of headroom in the 2024 impairment test.

While the Company believes the assumptions used in the 2024 impairment analysis are reasonable and representative of expected results, actual results may differ from expectations.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
Intangible Assets
The Company's definite-lived and indefinite-lived intangible assets by major asset class were as follows:

	December 31, 2024			December 31, 2023
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Customer intangibles	$2,343,823	$1,174,195	$1,169,628	$2,097,985	$1,064,609	$1,033,376
Trademarks	283,216	156,745	126,471	268,605	142,505	126,100
Patents	201,828	146,271	55,557	204,591	140,438	64,153
Unpatented technologies	277,945	169,310	108,635	244,042	151,944	92,098
Distributor relationships	79,855	66,469	13,386	82,031	63,343	18,688
Other	22,100	11,400	10,700	24,211	10,053	14,158
Total	3,208,767	1,724,390	1,484,377	2,921,465	1,572,892	1,348,573
Unamortized intangible assets:
Trademarks	96,477	—	96,477	96,631	—	96,631
Total intangible assets, net	$3,305,244	$1,724,390	$1,580,854	$3,018,096	$1,572,892	$1,445,204

The Company recorded $340,238 of acquired intangible assets in 2024. See Note 3 — Acquisitions for further information.

For the years ended December 31, 2024, 2023 and 2022, amortization expense was $183,393, $153,775 and $151,938 respectively. Amortization expense is primarily comprised of acquisition-related intangible amortization.

Estimated future amortization expense related to intangible assets held at December 31, 2024 for the next five years is as follows:

Estimated Amortization
2025	$188,976
2026	180,521
2027	177,158
2028	146,012
2029	136,646

10. Other Accrued Expenses and Other Liabilities

The following table details the major components of other accrued expenses:

	December 31, 2024	December 31, 2023
Accrued rebates and volume discounts	$52,067	$43,866
Operating lease liabilities	49,646	47,973
Taxes other than income	39,486	30,180
Warranty	36,503	35,126
Accrued interest	20,620	20,723
Restructuring and exit costs	18,466	21,759
Accrued commissions (non-employee)	12,243	13,277
Other	106,295	83,991
Total other accrued expenses	$335,326	$296,895

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

The following table details the major components of other liabilities (non-current):

	December 31, 2024	December 31, 2023
Operating lease liabilities	$174,905	$170,822
Deferred compensation	88,464	78,805
Defined benefit and other postretirement benefit plans	87,019	86,066
Unrecognized tax benefits	53,927	27,307
Legal and environmental	26,045	26,991
Deferred revenue	4,452	7,098
Warranty	5,552	7,117
Other	30,763	22,708
Total other liabilities	$471,127	$426,914

Warranty
Estimated warranty program claims are provided for at the time of sale. Amounts provided for are based on historical costs and adjusted for new claims. The changes in the carrying amount of product warranties were as follows:

	Years Ended December 31,
	2024	2023	2022
Balance at January 1	$42,243	$43,056	$43,269
Provision for warranties	55,442	49,708	51,172
Settlements made	(52,562)	(50,769)	(50,100)
Other adjustments, including acquisitions and currency translation	(3,068)	248	(1,285)
Balance at December 31	$42,055	$42,243	$43,056

11. Restructuring Activities

The Company's restructuring charges by segment were as follows:

	Years Ended December 31,
	2024	2023	2022
Engineered Products	$7,847	$8,976	$3,194
Clean Energy & Fueling	30,858	20,336	9,571
Imaging & Identification	9,960	5,918	4,702
Pumps & Process Solutions	4,956	7,686	4,685
Climate & Sustainability Technologies	15,197	4,541	6,007
Corporate	992	2,444	2,321
Total	$69,810	$49,901	$30,480
These amounts are classified in the consolidated statements of earnings as follows:
Cost of goods and services	$37,993	$19,352	$6,855
Selling, general and administrative expenses	31,817	30,549	23,625
Total	$69,810	$49,901	$30,480

The restructuring expenses of $69,810 incurred during the year ended December 31, 2024 were primarily related to headcount reductions and product line and other exit costs in the Clean Energy & Fueling and Climate & Sustainability Technologies segments. These restructuring programs were initiated in 2023 and 2024 and were undertaken in light of current market conditions. The expected costs related to these announced restructuring programs have been incurred primarily through 2024. However, the Company will continue to make proactive adjustments to its cost structure to align with current demand trends and additional programs, beyond the scope of the announced programs, may be implemented during 2025 with related restructuring charges.

Restructuring expenses incurred in 2023 and 2022 also included headcount reductions, exit costs, and substantial liquidation of businesses in certain Latin America countries.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

The Company's severance and exit accrual activities were as follows:

	Severance	Exit		Total
Balance at January 1, 2022	$10,730	$2,925		$13,655
Restructuring charges	15,388	15,092		30,480
Payments	(13,975)	(8,052)		(22,027)
Other, including foreign currency translation	(136)	(7,497)		(7,633)
Balance at December 31, 2022	12,007	2,468		14,475
Restructuring charges	36,899	13,002		49,901
Payments	(31,133)	(9,910)		(41,043)
Other, including foreign currency translation	873	(2,447)		(1,574)
Balance at December 31, 2023	18,646	3,113		21,759
Restructuring charges	28,917	40,893	(1)	69,810
Payments	(33,514)	(10,481)		(43,995)
Other, including foreign currency translation	(505)	(27,634)	(1)	(28,139)
Balance at December 31, 2024	$13,544	$5,891		$19,435
(1) Exit reserves activity includes non-cash asset charges related to a product line exit within the Climate & Sustainability Technologies segment.

The restructuring accrual balances at December 31, 2024 primarily reflect restructuring plans initiated during the year.

12. Borrowings

Borrowings consist of the following:

	December 31, 2024	December 31, 2023
Short-term
Current portion of long-term debt	$399,411	$—
Commercial paper	—	467,600
Other	645	682
Short-term borrowings and current portion of long-term debt	$400,056	$468,282

The weighted average annual interest rate for borrowings outstanding under the commercial paper program as of December 31, 2023 was 5.51%.

		Carrying amount (1)
	Principal	December 31, 2024	December 31, 2023
Long-term
3.15% 10-year notes due November 15, 2025	$400,000	$399,411	$398,737
1.25% 10-year notes due November 9, 2026 (euro-denominated)	€600,000	622,313	657,628
0.750% 8-year notes due November 4, 2027 (euro denominated)	€500,000	517,863	547,342
6.65% 30-year debentures due June 1, 2028	$200,000	199,657	199,557
2.950% 10-year notes due November 4, 2029	$300,000	298,166	297,787
5.375% 30-year debentures due October 15, 2035	$300,000	297,308	297,058
6.60% 30-year notes due March 15, 2038	$250,000	248,505	248,392
5.375% 30-year notes due March 1, 2041	$350,000	345,534	345,258
Total long-term debt		$2,928,757	$2,991,759
Less current portion of long-term debt		(399,411)	—
Net long-term debt		$2,529,346	$2,991,759
(1) Carrying amount is net of unamortized debt discount and deferred debt issuance costs. Total unamortized debt discounts were $8.5 million and $10.9 million as of December 31, 2024 and December 31, 2023, respectively. Total deferred debt issuance costs were $6.8 million and $8.9 million as of December 31, 2024 and December 31, 2023, respectively.

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

On April 6, 2023, the Company entered into new $1.0 billion five-year unsecured revolving credit facility and on April 4, 2024, the Company entered into a new $500.0 million 364-day unsecured revolving credit facility (together, the "Credit Agreements") with a syndicate of banks. The current 364-day credit facility replaced the previous $500.0 million 364-day credit facility, which expired on April 4, 2024. The lenders' commitments under the Credit Agreements will terminate and any outstanding loans under the Credit Agreements will mature on April 6, 2028 and April 3, 2025, respectively. The Company may elect to extend the maturity date of any loans under the new 364-day credit facility until April 3, 2026, subject to conditions specified therein. The Credit Agreements are designated as a liquidity back-stop for the Company's commercial paper program and also are available for general corporate purposes. At the Company's election, loans under the Credit Agreements will bear interest at a base rate plus an applicable margin. The Credit Agreements require the Company to pay facility fees and impose various restrictions on the Company such as, among other things, a requirement to maintain a minimum interest coverage ratio of consolidated EBITDA to consolidated net interest expense of not less than 3.0 to 1. As of December 31, 2024 and December 31, 2023, there were no outstanding borrowings under the five-year, current or previous 364-day credit facilities.

The Company was in compliance with all covenants in the Credit Agreements and other long-term debt covenants at December 31, 2024 and had an interest coverage ratio of consolidated EBITDA to consolidated net interest expense of 42.5 to 1.

As of December 31, 2024, the future maturities of long-term debt were as follows:

Future Maturities
2025	$400,000
2026	624,350
2027	520,291
2028	200,000
2029	300,000
2030 and thereafter	900,000
Total	$2,944,641

Letters of Credit and other Guarantees

As of December 31, 2024, the Company had approximately $160.0 million outstanding in letters of credit, surety bonds, and performance and other guarantees which primarily expire on various dates through 2035. These letters of credit and bonds are primarily issued as security for insurance, warranty and other performance obligations. In general, we would only be liable for the amount of these guarantees in the event of default in the performance of our obligations, the probability of which is believed to be remote.

13. Financial Instruments

Derivatives

The Company is exposed to market risk for changes in foreign currency exchange rates due to the global nature of its operations and certain commodity risks. In order to manage these risks, the Company has hedged portions of its forecasted sales and purchases, which occur within the next twelve months that are denominated in non-functional currencies, with currency forward contracts designated as cash flow hedges. At December 31, 2024 and 2023, the Company had contracts with total notional amounts of $142,835 and $171,425, respectively, to exchange currencies, principally euro, pound sterling, Swedish krona, Canadian dollar, Chinese yuan, and Swiss franc. The Company believes it is probable that all forecasted cash flow transactions will occur.

In addition, the Company had outstanding contracts with a total notional amount of $75,784 and $84,867 as of December 31, 2024 and December 31, 2023, respectively, that are not designated as hedging instruments. These instruments are used to

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
reduce the Company's exposure for operating receivables and payables that are denominated in non-functional currencies. Gains and losses on these contracts are recorded in other income, net in the consolidated statements of earnings.

The following table sets forth the fair values of derivative instruments held by the Company as of December 31, 2024 and 2023 and the balance sheet lines in which they are recorded:

	Fair Value Asset (Liability)
	December 31, 2024	December 31, 2023	Balance Sheet Caption
Foreign currency forward	$2,258	$1,675	Prepaid and other current assets
Foreign currency forward	(888)	(874)	Other accrued expenses

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

Amounts recognized in other comprehensive earnings for the gains (losses) on net investment hedges were as follows:

	2024	2023	2022
Gain (loss) on euro-denominated debt	$66,789	$(45,805)	$80,301
Tax (expense) benefit	(14,996)	10,438	(17,824)
Net gain (loss) on net investment hedges, net of tax	$51,793	$(35,367)	$62,477

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

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
	Level 2	Level 2
Assets:
Foreign currency cash flow hedges	$2,258	$1,675
Liabilities:
Foreign currency cash flow hedges	888	874

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

The estimated fair value of long-term debt at December 31, 2024 and 2023 was $2,492,535 and $2,950,401, respectively. The estimated fair value of long-term debt is based on quoted market prices for similar instruments and is, therefore, classified as Level 2 within the fair value hierarchy.

The carrying values of cash and cash equivalents, trade receivables, accounts payable, short-term borrowings and current portion of long-term debt approximate their fair values as of December 31, 2024 and 2023 due to the short-term nature of these instruments.

14. Income Taxes

Income taxes have been based on the following components of earnings before provision for income taxes and discontinued operations in the consolidated statements of earnings:

	Years Ended December 31,
	2024	2023	2022
Domestic	$1,127,389	$608,423	$634,494
Foreign	629,627	514,577	555,709
Total	$1,757,016	$1,123,000	$1,190,203

Income tax expense (benefit) related to continuing operations for the years ended December 31, 2024, 2023 and 2022 is comprised of the following:

	Years Ended December 31,
	2024	2023	2022
Current:
U.S. federal	$233,348	$114,195	$87,950
State and local	47,199	13,930	(1,570)
Foreign	168,151	143,216	140,696
Total current	448,698	271,341	227,076
Deferred:
U.S. federal	(35,304)	(28,471)	(4,760)
State and local	(12,362)	4,047	303
Foreign	(43,984)	(67,781)	(22,328)
Total deferred	(91,650)	(92,205)	(26,785)
Provision for income taxes	$357,048	$179,136	$200,291

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
Differences between the effective income tax rate and the U.S. federal income statutory tax rate are as follows:

	Years Ended December 31,
	2024	2023	2022
U.S. federal income tax rate	21.0%	21.0%	21.0%
State and local taxes, net of federal income tax benefit	1.0	1.5	1.5
Foreign operations tax effect	0.6	0.5	0.2
Foreign-derived intangible income	(1.0)	(1.5)	(1.4)
Share awards	(0.3)	(0.4)	(0.2)
Withholding tax	0.1	2.7	0.2
Change in valuation allowance	(0.4)	(6.2)	(0.8)
Dispositions	0.6	—	—
Tax credits	(0.4)	(0.6)	(0.5)
Audit resolutions	(0.2)	(0.7)	(3.5)
Other	(0.7)	(0.3)	0.3
Effective tax rate	20.3%	16.0%	16.8%

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows:

	December 31, 2024	December 31, 2023
Deferred Tax Assets:
Accrued compensation, postretirement and other employee benefits	$45,145	$46,068
Accrued expenses	17,218	20,154
Net operating loss and other carryforwards	311,043	326,437
Inventories	31,583	28,729
Allowance for credit losses	8,428	7,679
Accrued insurance	2,340	4,574
Long-term liabilities, warranty and environmental costs	6,818	1,864
Lease obligations	51,837	55,634
Capitalized research and development	68,240	54,397
Total gross deferred tax assets	542,652	545,536
Valuation allowance	(198,082)	(209,931)
Total deferred tax assets, net of valuation allowances	$344,570	$335,605
Deferred Tax Liabilities:
Intangible assets	$(440,946)	$(405,504)
Property, plant and equipment	(69,920)	(78,668)
Lease right-of-use assets	(48,088)	(52,769)
Other liabilities	(21,250)	(34,642)
Total deferred tax liabilities	(580,204)	(571,583)
Net deferred tax liability	$(235,634)	$(235,978)

Classified as follows in the Consolidated Balance Sheets:
Other assets and deferred charges	$116,372	$110,405
Deferred income taxes	(352,006)	(346,383)
	$(235,634)	$(235,978)

As of December 31, 2024, the Company has $263,742 of deferred tax assets recorded related to non-U.S. tax loss carryforwards primarily resulting from non-operating activities and tax credit carryforwards. The non-U.S. losses and credits as of December 31, 2024 are available to be carried forward, with $112,438 expiring during the years 2025 through 2044, and the remaining $151,304 carried forward indefinitely.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
As of December 31, 2024, the Company has $47,301 of deferred tax assets recorded related to U.S. federal and state tax loss and tax credit carryforwards. The U.S. federal and state tax losses and credits as of December 31, 2024 are available to be carried forward, with $41,840 expiring during the years 2025 through 2044, and the remaining $5,461 carried forward indefinitely.

The Company maintains valuation allowances by jurisdiction against the deferred tax assets related to certain of these carryforwards for which it is more likely than not that some portion or all will not be realized. The following table is a reconciliation of the beginning and ending balances of the Company's valuation allowance on deferred tax assets:

Total
Balance at January 1, 2022	$306,066
Additions	4,960
Reductions	(39,823)
Balance at December 31, 2022	271,203
Additions	31,388
Reductions	(92,660)
Balance at December 31, 2023	209,931
Additions	27,192
Reductions	(39,041)
Balance at December 31, 2024	$198,082

Unrecognized Tax Benefits

The Company files U.S federal, state, local and non-U.S. tax returns. The Company is routinely audited by the tax authorities in these jurisdictions, and a number of audits are currently underway. It is reasonably possible during the next twelve months that uncertain tax positions may be settled, which could result in a decrease in the gross amount of unrecognized tax benefits. This decrease may result in an income tax benefit. Due to the potential for resolution of U.S federal, state and non-U.S. examinations, and the expiration of various statutes of limitation, the Company's gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $3,699. All significant U.S. federal, state, local and non-U.S. matters have been concluded through 2021. The Company believes adequate provision has been made for all income tax uncertainties.

The following table is a reconciliation of the beginning and ending balances of the Company's unrecognized tax benefits:

Total
Unrecognized tax benefits at January 1, 2022	$64,652
Additions based on tax positions related to the current year	3,315
Additions for tax positions of prior years	3,421
Reductions for tax positions of prior years	(39,439)
Cash settlements	(411)
Lapse of statutes	(3,352)
Unrecognized tax benefits at December 31, 2022	28,186
Additions based on tax positions related to the current year	1,235
Additions for tax positions of prior years	2,223
Reductions for tax positions of prior years	(3,361)
Cash settlements	(1,791)
Lapse of statutes	(3,983)
Unrecognized tax benefits at December 31, 2023	22,509
Additions based on tax positions related to the current year	33,688
Additions for tax positions of prior years	507
Reductions for tax positions of prior years	(337)
Cash settlements	(2,307)
Lapse of statutes	(4,314)
Unrecognized tax benefits at December 31, 2024	$49,746

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
If recognized, the net amount of potential tax benefits as of December 31, 2024 that would impact the Company's effective tax rate is $42,913. During the years ended December 31, 2024, 2023 and 2022, the Company recorded income of $617, $1,378 and $8,931, respectively, as a component of provision for income taxes related to the accrued interest and penalties on net reductions to unrecognized tax benefits. The Company had accrued interest and penalties of $4,181 at December 31, 2024 and $4,798 at December 31, 2023, which are not included in the unrecognized tax benefits table above.

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

Stock-based compensation costs are reported within selling, general and administrative expenses in the consolidated statements of earnings. The following table summarizes the Company's compensation expense relating to all stock-based incentive plans:

	Years Ended December 31,
	2024	2023	2022
Pre-tax stock-based compensation expense	$40,359	$30,766	$30,075
Tax benefit	(3,792)	(3,106)	(2,827)
Total stock-based compensation expense, net of tax	$36,567	$27,660	$27,248

Pre-tax stock-based compensation expense attributable to discontinued operations was $673, $699 and $746 for the years ended December 31, 2024, 2023 and 2022, respectively. These expenses are included within stock-based compensation expense in the consolidated statements of stockholders' equity. See Note 4 — Discontinued and Disposed Operations for further details.

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

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
In 2024, 2023 and 2022, the Company issued SARs covering 355,685, 359,715 and 335,285 shares, respectively. The fair value of each SAR grant was estimated on the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	2024	2023	2022
Risk-free interest rate	4.13%	3.91%	1.86%
Dividend yield	1.28%	1.32%	1.25%
Expected life (years)	5.5	5.4	5.4
Volatility	31.32%	30.65%	29.46%
Grant price	$160.11	$153.25	$160.21
Fair value per share at date of grant	$51.17	$47.27	$42.07

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

A summary of activity relating to SARs granted under the 2021 Plan and the 2012 Plan for the year ended December 31, 2024 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2024	2,409,610	$109.65
Granted	355,685	160.11
Forfeited / expired	(53,889)	157.74
Exercised	(309,760)	86.27
Outstanding at December 31, 2024	2,401,646	119.11	5.6	$164,481

Exercisable at December 31, 2024	1,468,033	$94.54	4.0	$136,613

Unrecognized compensation expense related to SARs not yet exercisable was $8,387 at December 31, 2024. This cost is expected to be recognized over a weighted average period of 1.3 years.

Other information regarding the exercise of SARs is listed below:

	2024	2023	2022
Fair value of SARs that became exercisable	$9,629	$7,492	$8,939
Aggregate intrinsic value of SARs exercised	28,833	26,041	11,992

PSAs

PSAs granted are expensed over the three-year requisite performance and service period. Awards become vested if (1) the Company achieves certain conditions, discussed below, and (2) the employee remains continuously employed by the Company during the performance period. Partial vesting may occur after separation from service in the case of certain terminations not for cause and for retirements.

In 2024, 2023 and 2022, the Company issued PSAs covering 43,602, 43,656 and 40,087 shares, respectively.

The PSAs granted in 2024 vest based on the attainment of two equally weighted measures: (i) Dover’s performance relative to established internal metrics (performance condition) and (ii) Dover's performance relative to its peer group (companies listed under the S&P 500 Industrials sector; market condition). The PSAs granted in 2023 and 2022 vest solely on the attainment of Dover's performance relative to its peer group (same aforementioned market condition).

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

The grant date fair value of the 2024 market condition portion, and all 2023 and 2022 PSAs, is determined using the Monte Carlo simulation model. The amount of expense recognized over the vesting period is not subject to change based on future market conditions. The assumptions used in the Monte Carlo model to determine the fair value of the PSAs granted in the respective periods were as follows:

	2024	2023	2022
Risk-free interest rate	4.37%	4.28%	1.68%
Dividend yield	1.15%	1.32%	1.25%
Expected life (years)	2.8	2.9	2.9
Volatility	23.30%	27.30%	31.10%
Grant price	$177.19	$153.25	$160.21
Fair value per share at date of grant	$287.62	$249.48	$196.40

A summary of activity for PSAs for the year ended December 31, 2024 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2024	77,761	$224.42
Granted	43,602	232.41
Forfeited	(2,938)	232.71
Vested	(39,350)	200.18
Unvested at December 31, 2024	79,075	$240.59

Unrecognized compensation expense related to unvested PSAs as of December 31, 2024 was $10,235, which will be recognized over a weighted average period of 1.7 years.

RSUs

The Company also has restricted stock authorized for grant. Common stock of the Company may be granted at no cost to certain officers and key employees. In general, restrictions limit the sale or transfer of these shares during a three-year period, and restrictions lapse proportionately over the three-year period. The Company granted 94,307, 91,439 and 79,556 of RSUs in 2024, 2023 and 2022, respectively. The fair value of these awards was determined using Dover's closing stock price on the date of grant, which was $160.11, $153.25, and $160.21 in 2024, 2023 and 2022, respectively.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
A summary of activity for RSUs for the year ended December 31, 2024 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2024	152,974	$145.45
Granted	94,307	160.11
Forfeited	(13,352)	156.15
Vested	(70,329)	145.52
Unvested at December 31, 2024	163,600	$155.62

Unrecognized compensation expense relating to unvested RSUs as of December 31, 2024 was $10,609, which will be recognized over a weighted average period of 1.5 years.

Directors' Shares

The Company issued the following shares to its non-employee directors as partial compensation for serving as directors of the Company:

	Years ended December 31,
	2024	2023	2022
Aggregate shares granted	8,259	11,309	10,730
Deferred stock units	(5,242)	(7,487)	(7,247)
Net shares issued	3,017	3,822	3,483

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

Litigation

A few of the Company's subsidiaries are involved in legal proceedings relating to the cleanup of waste disposal sites identified under federal and state statutes which provide for the allocation of such costs among "potentially responsible parties." In each instance, the extent of the Company's liability appears to be relatively insignificant in relation to the total projected expenditures and the number of other "potentially responsible parties" involved and is anticipated to be immaterial to the Company. In addition, a few of the Company's subsidiaries are involved in ongoing remedial activities at certain current and former plant sites, in cooperation with regulatory agencies, and appropriate estimated liabilities have been established. At December 31, 2024 and December 31, 2023, these estimated liabilities for environmental and other matters, including private party claims for exposure to hazardous substances that are probable and estimable, were not significant. See Note 10 — Other Accrued Expenses and Other Liabilities for additional details.

The Company and some of its subsidiaries are also parties to a number of other legal proceedings incidental to their businesses. These proceedings primarily involve claims by private parties alleging injury arising out of use of the Company's products, patent infringement, employment matters and commercial disputes. Management and legal counsel, at least quarterly, review the probable outcome of such proceedings, the costs and expenses reasonably expected to be incurred and currently accrued to-date and consider the availability and extent of insurance coverage. The Company has estimated liabilities for these other legal matters that are probable and estimable, and at December 31, 2024 and 2023, these estimated liabilities were immaterial. While it is not possible at this time to predict the outcome of these legal actions, in the opinion of management, based on the aforementioned reviews, the Company is not currently involved in any legal proceedings which, individually or in the aggregate, could have a material effect on its financial position, results of operations, or cash flows.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

17. Employee Benefit Plans

The Company offers defined contribution retirement plans which cover the majority of its U.S. employees, as well as employees in certain other countries. The Company’s expense relating to defined contribution plans was $61,384, $56,597 and $53,508 for the years ended December 31, 2024, 2023 and 2022, respectively.

The Company sponsors qualified defined benefit pension plans covering certain employees of the Company and its subsidiaries. The plans' benefits are generally based on years of service and employee compensation. The Company also provides to certain management employees, through non-qualified plans, supplemental retirement benefits in excess of qualified plan limits imposed by federal tax law.

The U.S. qualified and non-qualified defined benefit plans were closed to new employees after December 31, 2013. All pension-eligible employees as of December 31, 2013 continued to earn a pension benefit through December 31, 2023 as long as they remained employed by the Company participating in the impacted plans. Effective January 1, 2024, the plans have been frozen for any future benefit accruals.

The Company also maintains other post-retirement benefit plans. These plans are closed to new entrants and are not considered to be significant. The supplemental and other post-retirement benefit plans are supported by the general assets of the Company.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
Obligations and Funded Status

The following tables summarize the change in benefit obligations, change in plan assets, and funded status associated with the Company's significant defined benefit plans and the amounts recognized in the consolidated balance sheets at December 31, 2024 and 2023:

	Qualified Defined Benefits				Non-Qualified Supplemental Benefits
	U.S. Plan		Non-U.S. Plans
	2024	2023	2024	2023	2024	2023
Change in benefit obligation:
Benefit obligation at beginning of year	$319,306	$319,901	$250,029	$215,317	$29,189	$32,503
Service cost	—	2,867	4,853	3,712	—	970
Interest cost	15,810	17,203	6,091	10,591	1,359	1,636
Plan participants' contributions	—	—	2,481	2,251	—	—
Benefits paid	(27,725)	(17,701)	(8,477)	(11,953)	(4,188)	(6,582)
Actuarial loss (gain)(1)	(16,635)	22,384	3,288	16,884	(3,318)	662
Disposition	—	—	(4,226)	—	—	—
Amendments	—	—	(364)	41	—	—
Settlements and curtailments	—	(25,348)	(2,118)	(1,116)	—	—
Currency translation and other	—	—	(10,126)	14,302	—	—
Benefit obligation at end of year	290,756	319,306	241,431	250,029	23,042	29,189
Change in plan assets:
Fair value of plan assets at beginning of year	392,519	394,053	175,765	152,860	—	—
Actual return on plan assets	7,172	40,633	6,770	11,935	—	—
Company contributions	—	—	8,594	9,516	4,188	6,582
Plan participants' contributions	—	—	2,481	2,251	—	—
Benefits paid	(27,725)	(17,701)	(8,477)	(11,953)	(4,188)	(6,582)
Settlements and curtailments	—	(24,466)	(2,118)	(298)	—	—
Currency translation and other	—	—	(6,785)	11,454	—	—
Fair value of plan assets at end of year	371,966	392,519	176,230	175,765	—	—
Funded (unfunded) status	$81,210	$73,213	$(65,201)	$(74,264)	$(23,042)	$(29,189)
Amounts recognized in the consolidated balance sheets consist of:
Assets and Liabilities:
Other assets and deferred charges	$81,210	$73,213	$2,080	$1,938	$—	$—
Accrued compensation and employee benefits	—	—	(1,601)	(731)	(6,481)	(5,477)
Liabilities held for sale (2)	—	—	—	(18,044)	—	—
Defined benefit and other post-retirement benefit plans	—	—	(65,680)	(57,427)	(16,561)	(23,712)
Total assets (liabilities)	81,210	73,213	(65,201)	(74,264)	(23,042)	(29,189)
Accumulated other comprehensive loss (earnings):
Net actuarial losses (gains)	61,715	57,870	45,986	42,926	(24,795)	(24,435)
Prior service cost (credit)	—	—	(1,825)	(2,222)	—	—
Tax (benefit) expense	(12,945)	(12,075)	(9,293)	(8,947)	5,395	5,313
Total accumulated other comprehensive loss (earnings), net of tax	48,770	45,795	34,868	31,757	(19,400)	(19,122)
Net amount recognized at December 31,	$129,980	$119,008	$(30,333)	$(42,507)	$(42,442)	$(48,311)

Accumulated benefit obligations	$290,756	$319,306	$233,921	$242,619	$23,042	$29,189
(1) The actuarial loss (gain) were primarily due to discount rate fluctuations and plan experience.
(2) De-Sta-Co assets and liabilities are classified as held for sale as of December 31, 2023. See Note 4 — Discontinued and Disposed Operations for further details.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
The Company's net unfunded status at December 31, 2024 and 2023 includes net liabilities of $65,201 and $74,264, respectively, relating to the Company's significant international qualified plans, some in locations where it is not economically advantageous to pre-fund the plans due to local regulations. The majority of the international obligations relate to defined pension plans operated by the Company's businesses in Germany, France, the United Kingdom, Switzerland and Canada.

The accumulated benefit obligation for all defined benefit pension plans was $547,719 and $591,114 at December 31, 2024 and 2023, respectively.

Non-U.S. pension plans with accumulated benefit obligations in excess of plan assets consist of the following at December 31, 2024 and 2023:

	2024	2023
Accumulated benefit obligation	$228,977	$227,442
Fair value of plan assets	169,207	158,653

Non-U.S. pension plans with projected benefit obligations in excess of plan assets consist of the following at December 31, 2024 and 2023:

	2024	2023
Projected benefit obligation	$236,488	$234,854
Fair value of plan assets	169,207	158,653

Net Periodic Benefit Cost

The operating expense component of net periodic benefit cost (service cost) is reported with similar compensation costs in the Company's consolidated statement of earnings. The non-operating components (all other components of net periodic benefit cost, including interest cost, amortization of prior service cost, curtailments and settlements, etc.) are reported outside of operating income in other income, net in the consolidated statement of earnings.

Components of the net periodic benefit cost were as follows:

Defined Benefit Plans

	Qualified Defined Benefits						Non-Qualified Supplemental Benefits
	U.S. Plan			Non-U.S. Plans
	2024	2023	2022	2024	2023	2022	2024	2023	2022
Service cost	$—	$2,867	$5,703	$4,853	$3,712	$4,675	$—	$970	$1,426
Interest cost	15,810	17,203	13,745	6,091	10,591	5,220	1,359	1,636	1,215
Expected return on plan assets	(27,653)	(26,208)	(29,104)	(7,868)	(7,331)	(7,191)	—	—	—
Amortization of:
Prior service cost (credit)	—	—	110	(760)	(717)	(526)	—	1,874	1,490
Actuarial loss (gain)	—	—	2,300	1,069	656	1,747	(2,959)	(3,207)	(2,016)
Settlement and curtailment loss (gain)	—	4,434	6,276	112	(801)	(393)	—	—	—
Net periodic (benefit) expense	$(11,843)	$(1,704)	$(970)	$3,497	$6,110	$3,532	$(1,600)	$1,273	$2,115

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Assumptions

The Company determines actuarial assumptions on an annual basis. The weighted average assumptions used in determining the benefit obligations were as follows:

	Qualified Defined Benefits				Non-Qualified Supplemental Benefits
	U.S. Plan		Non-U.S. Plans
	2024	2023	2024	2023	2024	2023
Discount rate	5.70%	5.20%	2.64%	2.80%	5.50%	5.15%
Average wage increase	N/A	4.00%	1.36%	1.65%	N/A	4.50%

The weighted average assumptions used in determining the net periodic benefit cost were as follows:

	Qualified Defined Benefits						Non- Qualified Supplemental Benefits
	U.S. Plan			Non-U.S. Plans
	2024	2023	2022	2024	2023	2022	2024	2023	2022
Discount rate	5.20%	5.55%	2.95%	2.80%	3.57%	1.18%	5.15%	5.50%	2.90%
Average wage increase	4.00%	4.00%	4.00%	1.65%	1.67%	1.53%	4.50%	4.50%	4.50%
Expected return on plan assets	6.30%	5.60%	5.60%	4.59%	4.69%	3.47%	na	na	na

The Company's discount rate assumption is determined by developing a yield curve based on high quality corporate bonds with maturities matching the plans' expected benefit payment streams. The plans' expected cash flows are then discounted by the resulting year-by-year discount rates.

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

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
The Company's actual and target weighted average asset allocation for our U.S. Qualified Defined Benefits Plan was as follows:

	2024	2023	Current Target
Return-seeking investments	30%	28%	30%
Liability hedging investments	70%	72%	70%
Total	100%	100%	100%

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

The fair values of both U.S. and non-U.S. pension plan assets by asset category within the fair value hierarchy (as defined in Note 13 — Financial Instruments) were as follows:

	U.S. Qualified Defined Benefits Plan
	December 31, 2024			December 31, 2023
	Level 1	Level 2	Total Fair Value	Level 1	Level 2	Total Fair Value
Corporate bonds	$—	$196,492	$196,492	$—	$215,631	$215,631
Government securities	—	52,880	52,880	—	52,862	52,862
Interest-bearing cash and short-term investments	3,189	—	3,189	3,901	—	3,901
Total investments at fair value	$3,189	$249,372	252,561	$3,901	$268,493	272,394
Investments measured at net asset value*
Collective funds			110,020			110,582
Short-term investment funds			9,385			9,543
Total investments			$371,966			$392,519

	Non-U.S. Plans
	December 31, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Common stocks	$56,976	$—	$—	$56,976	$54,557	$—	$—	$54,557
Fixed income investments	—	35,936	—	35,936	—	32,421	—	32,421
Mutual funds	12,118	—	—	12,118	20,628	—	—	20,628
Cash and cash equivalents	2,384	—	—	2,384	2,237	—	—	2,237
Other	—	3,570	21,658	25,228	—	499	18,652	19,151
Total investments at fair value	$71,478	$39,506	$21,658	132,642	$77,422	$32,920	$18,652	128,994
Investments measured at net asset value*
Collective funds				39,339				41,502
Other				4,249				5,269
Total investments				$176,230				$175,765
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

The fair value measurement of plan assets using significant unobservable inputs (Level 3) changed during 2023 and 2024, due to the following:

Level 3
Balance at December 31, 2022	$16,294
Actual return on plan assets:
Relating to assets still held at December 31, 2023	(417)
Relating to assets sold during the period	(17)
Purchases	1,746
Sales and settlements	(346)
Foreign currency translation	1,392
Balance at December 31, 2023	18,652
Actual return on plan assets:
Relating to assets still held at December 31, 2024	623
Relating to assets sold during the period	7
Purchases	2,154
Sales and settlements	1,090
Foreign currency translation	(868)
Balance at December 31, 2024	$21,658

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
Future Estimates

Benefit Payments

Estimated future benefit payments to retirees, which reflect expected future service except to the extent frozen, are as follows:

	Qualified Defined Benefits		Non-Qualified Supplemental Benefits
	U.S. Plan	Non-U.S. Plans
2025	$32,185	$12,261	$6,657
2026	27,402	12,221	3,727
2027	26,139	14,861	1,888
2028	24,919	12,877	3,737
2029	24,405	12,369	1,676
2030 - 2034	108,965	67,017	7,157

Contributions

In 2025, the Company expects to make payments of approximately $8.7 million to its non-US plans and $6.7 million to its non-qualified U.S. plan. No payments are expected for the qualified U.S. plan in 2025.

18. Accumulated Other Comprehensive Earnings (Loss)

The components of accumulated other comprehensive earnings (loss) are as follows:

	December 31, 2024	December 31, 2023
Cumulative foreign currency translation adjustments	$(265,815)	$(181,331)
Pension and other postretirement benefit plans	(64,238)	(58,430)
Changes in fair value of cash flow hedges and other	2,277	1,895
	$(327,776)	$(237,866)

Amounts reclassified from accumulated other comprehensive earnings (loss) to earnings from continuing operations during the years ended December 31, 2024, 2023 and 2022 were as follows:

	Years Ended December 31,
	2024	2023	2022
Foreign currency translation:
Reclassification of foreign currency translation losses to earnings	$13,931	$—	$5,915
Tax benefit	—	—	—
Net of tax	$13,931	$—	$5,915
Pension and other postretirement benefit plans:
Amortization of actuarial (gains) losses	$(1,890)	$(2,551)	$2,965
Amortization of prior service (credit) costs and transition obligation	(760)	1,157	1,074
Settlement and curtailment	113	3,633	4,282
Total before tax	(2,537)	2,239	8,321
Tax expense (benefit)	522	(538)	(1,842)
Net of tax	$(2,015)	$1,701	$6,479
Cash flow hedges:
Net (gains) losses reclassified into earnings	$(1,480)	$2,437	$(4,797)
Tax expense (benefit)	290	(483)	1,065
Net of tax	$(1,190)	$1,954	$(3,732)

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

19. Segment Information

The Company categorizes its operating companies into five reportable segments: Engineered Products, Clean Energy & Fueling, Imaging & Identification, Pumps & Process Solutions, and Climate & Sustainability Technologies. The Company's businesses are structured around similar business models, go-to market strategies, manufacturing practices and product categories which increases management efficiency and better aligns Dover's operations with its strategic initiatives and capital allocation priorities, and provides greater transparency about performance. Operating segments are defined as the components of an enterprise for which separate financial information is available, that engage in business activities from which they may recognize revenues and incur expenses, and that are regularly evaluated by the entity's chief operating decision maker or decision-making group, which is composed of Dover's Group Executive Committee ("GEC"), in making resource allocation decisions and evaluating performance.

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

•Pumps & Process Solutions segment manufactures specialty pumps and flow meters, fluid transfer connectors, highly engineered precision components, instruments and digital controls for rotating and reciprocating machines, and polymer processing equipment, serving single-use biopharmaceutical production, diversified industrial manufacturing applications, chemical production, plastics and polymer processing, midstream and downstream oil and gas, clean energy markets, thermal management, food and beverage, semiconductor production and medical applications and other end-markets.

•Climate & Sustainability Technologies segment is a provider of innovative and energy-efficient equipment, components, solutions, services and parts for the commercial refrigeration, heating and cooling and beverage can-making equipment end-markets.

Management uses segment earnings to evaluate segment performance and allocate resources. Segment earnings is defined as earnings before purchase accounting expenses, restructuring and other costs (benefits), disposition costs, (gain) loss on dispositions, corporate expenses/other, interest expense, interest income and provision for income taxes.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
Segment financial information and a reconciliation of segment results to consolidated results follows:

	Years Ended December 31,
	2024	2023	2022
Revenue:
Engineered Products	$1,202,457	$1,250,925	$1,379,512
Clean Energy & Fueling	1,936,784	1,788,277	1,878,507
Imaging & Identification	1,137,165	1,116,732	1,123,815
Pumps & Process Solutions	1,894,566	1,755,691	1,728,235
Climate & Sustainability Technologies	1,579,649	1,778,582	1,737,724
Total segment revenues	7,750,621	7,690,207	7,847,793
Intersegment eliminations	(4,712)	(5,731)	(3,619)
Total consolidated revenue	$7,745,909	$7,684,476	$7,844,174
Adjusted cost of goods and services:(1)
Engineered Products	$806,133	$834,095	$935,128
Clean Energy & Fueling	1,232,836	1,155,988	1,212,716
Imaging & Identification	520,748	531,194	550,634
Pumps & Process Solutions	1,016,622	955,472	885,903
Climate & Sustainability Technologies	1,130,736	1,281,593	1,292,716
Total adjusted segment cost of goods and services	$4,707,075	$4,758,342	$4,877,097
Adjusted selling, general and administrative expenses:(2)
Engineered Products	$165,087	$192,779	$203,888
Clean Energy & Fueling	343,955	303,685	312,798
Imaging & Identification	314,710	313,026	305,097
Pumps & Process Solutions	341,338	315,814	309,314
Climate & Sustainability Technologies	198,038	191,609	190,524
Total adjusted segment selling, general and administrative expenses	$1,363,128	$1,316,913	$1,321,621
Earnings from continuing operations:
Segment earnings:
Engineered Products	$231,237	$224,051	$240,496
Clean Energy & Fueling	359,993	328,604	352,993
Imaging & Identification	301,707	272,512	268,084
Pumps & Process Solutions	536,606	484,405	533,018
Climate & Sustainability Technologies	250,875	305,380	254,484
Total segment earnings	1,680,418	1,614,952	1,649,075
Purchase accounting expenses (3)	186,241	158,582	174,397
Restructuring and other costs (4)	84,983	62,927	36,209
Disposition costs (5)	—	1,302	—
(Gain) loss on dispositions (6)	(597,798)	—	194
Corporate expense / other (7)	155,963	151,333	136,045
Interest expense	131,171	131,304	116,456
Interest income	(37,158)	(13,496)	(4,429)
Earnings before provision for income taxes	1,757,016	1,123,000	1,190,203
Provision for income taxes	357,048	179,136	200,291
Earnings from continuing operations	$1,399,968	$943,864	$989,912
(1) Adjusted cost of goods and services exclude expenses related to purchase accounting and restructuring and other costs.
(2) Adjusted selling, general and administrative expenses exclude expenses related to purchase accounting, restructuring and other costs, disposition costs, and (gain) loss on dispositions and include other income, net.
(3) Purchase accounting expenses are primarily comprised of amortization of intangible assets and charges related to fair value step-ups for acquired inventory sold during the period.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(4) Restructuring and other costs relate to actions taken for headcount reductions, facility consolidations and site closures, product line exits, and other asset charges. Restructuring and other costs consist of the following:

	Years Ended December 31,
	2024	2023	2022
Restructuring	$69,810	$49,901	$30,480
Other costs, net	15,173	13,026	5,729
Restructuring and other costs	$84,983	$62,927	$36,209
(5) Disposition costs related to the sale of De-Sta-Co in our Engineered Products segment.
(6) (Gain) loss on dispositions includes post-closing adjustments, see Note 4 — Discontinued and Disposed Operations.
(7) Certain expenses are maintained at the corporate level and not allocated to the segments. These expenses include executive and functional compensation costs, non-service pension costs, non-operating insurance expenses, shared business services and digital and IT overhead costs, deal-related expenses and various administrative expenses relating to the corporate headquarters.

Segment margin and a reconciliation of segment depreciation and amortization to consolidated results follows:

	Years Ended December 31,
	2024	2023	2022
Segment margins:
Engineered Products	19.2%	17.9%	17.4%
Clean Energy & Fueling	18.6%	18.4%	18.8%
Imaging & Identification	26.5%	24.4%	23.9%
Pumps & Process Solutions	28.3%	27.6%	30.8%
Climate & Sustainability Technologies	15.9%	17.2%	14.6%
Total segments	21.7%	21.0%	21.0%

Depreciation and amortization:
Other depreciation and amortization:(8)
Engineered Products	$19,259	$22,012	$22,571
Clean Energy & Fueling	31,976	30,117	28,815
Imaging & Identification	14,648	15,293	14,185
Pumps & Process Solutions	50,050	46,344	40,839
Climate & Sustainability Technologies	29,139	27,557	26,204
Total other depreciation and amortization	145,072	141,323	132,614
Corporate depreciation and amortization	7,030	6,046	8,144
Depreciation and amortization included in purchase accounting expenses and restructuring and other	185,740	157,677	154,902
Consolidated depreciation and amortization total	$337,842	$305,046	$295,660
(8) Other depreciation and amortization relates to property, plant, and equipment and intangibles, and excludes amounts related to purchase accounting expenses and restructuring and other costs.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
Selected financial information by segment (continued):

	Years Ended December 31,
Capital expenditures:	2024	2023	2022
Engineered Products	$21,353	$17,457	$29,885
Clean Energy & Fueling	37,340	25,421	33,489
Imaging & Identification	13,173	11,598	14,695
Pumps & Process Solutions	55,397	60,860	82,817
Climate & Sustainability Technologies	35,445	61,790	41,426
Corporate	4,825	6,280	8,770
Total capital expenditures	$167,533	$183,406	$211,082

Total assets at December 31:	2024	2023
Engineered Products (9)	$1,063,292	$1,260,549
Clean Energy & Fueling (10)	3,601,573	3,020,621
Imaging & Identification	1,749,028	1,812,704
Pumps & Process Solutions	2,613,405	2,654,421
Climate & Sustainability Technologies	1,293,132	1,466,141
Corporate (11)	2,188,730	597,637
Total assets from continuing operations	12,509,160	10,812,073
Assets from discontinued operations	—	536,440
Total assets	$12,509,160	$11,348,513
(9) Engineered Products includes De-Sta-Co assets classified as held for sale at December 31, 2023. See Note 4 — Discontinued and Disposed Operations for additional information.
(10) Increase primarily driven by 2024 acquisitions. See Note 3 — Acquisitions for additional information.
(11) Corporate assets are comprised primarily of cash and cash equivalents. The increase in Corporate assets at December 31, 2024 is driven by the cash proceeds from the disposition of ESG.

	Revenue			Long-Lived Assets (12)
	Years Ended December 31,			At December 31,
	2024	2023	2022	2024	2023
United States	$4,201,427	$3,970,828	$4,197,423	$599,090	$570,349
Europe	1,676,209	1,756,999	1,791,806	302,129	321,628
Asia	832,764	923,890	938,699	57,113	59,496
Other Americas	729,709	671,162	653,777	26,431	22,936
Other	305,800	361,597	262,469	3,161	4,063
Consolidated total	$7,745,909	$7,684,476	$7,844,174	$987,924	$978,472
(12) Long-lived assets are comprised of net property, plant and equipment.

For the years ended December 31, 2024, 2023 and 2022, the U.S. was the largest geographical market for revenue for the Engineered Products, Clean Energy & Fueling, Pumps & Process Solutions, and Climate & Sustainability Technologies segments, and Europe was the largest market for the Imaging & Identification segment.

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

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
20. Earnings per Share

The following table sets forth a reconciliation of the information used in computing basic and diluted earnings per share:

	Years Ended December 31,
	2024	2023	2022
Earnings from continuing operations	$1,399,968	$943,864	$989,912
Earnings from discontinued operations, net	1,297,158	112,964	75,464
Net earnings	$2,697,126	$1,056,828	$1,065,376
Basic earnings per common share:
Earnings from continuing operations	$10.16	$6.75	$6.94
Earnings from discontinued operations, net	$9.42	$0.81	$0.53
Net earnings	$19.58	$7.56	$7.47
Weighted average basic shares outstanding	137,735,000	139,848,000	142,681,000
Diluted earnings per common share:
Earnings from continuing operations	$10.09	$6.71	$6.89
Earnings from discontinued operations, net	$9.35	$0.80	$0.53
Net earnings	$19.45	$7.52	$7.42
Weighted average shares outstanding	138,696,000	140,599,000	143,595,000

The following table is a reconciliation of the share amounts used in computing earnings per share:

	Years Ended December 31,
	2024	2023	2022
Weighted average shares outstanding - Basic	137,735,000	139,848,000	142,681,000
Dilutive effect of assumed exercise of SARs and vesting of PSAs and RSUs	961,000	751,000	914,000
Weighted average shares outstanding - Diluted	138,696,000	140,599,000	143,595,000

Diluted earnings per share amounts are computed using the weighted average number of common shares outstanding and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of SARs and vesting of PSAs and RSUs, as determined using the treasury stock method. For the years ended December 31, 2024, 2023 and 2022, the weighted average number of anti-dilutive potential common shares excluded from the calculation above totaled 48,000, 48,000 and 21,173, respectively.

21. Stockholders' Equity

Share Repurchases

In November 2020, the Company's Board of Directors approved a standing share repurchase authorization whereby the Company was authorized to repurchase up to 20 million shares beginning on January 1, 2021 through December 31, 2023.

On August 31, 2022, the Company entered into a $500,000 accelerated share repurchase agreement (the "2022 ASR Agreement") with Bank of America N.A. ("Bank of America") to repurchase its shares in an accelerated share repurchase program (the "2022 ASR Program"). The 2022 ASR Program is classified as equity, initially recorded at fair value with no subsequent remeasurement. The Company conducted the 2022 ASR Program under the November 2020 share repurchase authorization. The Company funded the 2022 ASR Program with net proceeds from commercial paper.

Under the terms of the 2022 ASR Agreement, the Company paid Bank of America $500,000 on September 1, 2022 and on that date received initial deliveries of 3,201,025 shares, representing a substantial majority of the shares expected to be retired over the course of the 2022 ASR Program. In December 2022, Bank of America delivered 691,270 additional shares which completed the 2022 ASR Program. During 2022, the Company received a total of 3,892,295 shares upon completion of the 2022 ASR Program. The total number of shares ultimately repurchased under the 2022 ASR Program was based on the volume-weighted average share price of Dover's common stock during the calculation period of the 2022 ASR Program, less a discount, which was $128.46 over the term of the 2022 ASR Program.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
In August 2023, the Company's Board of Directors approved a standing share repurchase authorization whereby the Company may repurchase up to 20 million shares beginning on January 1, 2024 through December 31, 2026. This share repurchase authorization replaced the November 2020 share repurchase authorization.

On February 29, 2024, the Company entered into a $500,000 accelerated share repurchase agreement (the "2024 ASR Agreement") with Citibank, N.A. ("Citibank") to repurchase its shares in an accelerated share repurchase program (the "2024 ASR Program"). The 2024 ASR Program is classified as equity, initially recorded at fair value with no subsequent remeasurement. The Company conducted the 2024 ASR Program under the current share repurchase authorization. The Company funded the 2024 ASR Program with net proceeds from commercial paper.

Under the terms of the 2024 ASR Agreement, the Company paid Citibank $500,000 on March 1, 2024 and on that date received initial delivery of 2,569,839 shares, representing a substantial majority of the shares expected to be retired over the course of the 2024 ASR Program. In July 2024, Citibank delivered 299,443 additional shares which completed the 2024 ASR Program totaling 2,869,282 repurchased shares. The total number of shares ultimately repurchased under the 2024 ASR Program was based on the volume-weighted average share price of Dover's common stock during the calculation period of the 2024 ASR Program, less a discount, which was $174.26 over the term of the ASR Program.

During the years ended December 31, 2024, and 2023, exclusive of any ASR Programs, there were no share repurchases. During the year ended 2022, exclusive of the 2022 ASR Program, the Company repurchased 641,428 shares of common stock at a total cost of $85,000 or $132.52 per share.

As of December 31, 2024, 17,130,718 shares remain authorized for repurchase under the August 2023 share repurchase authorization.

22. Subsequent Events

On January 17, 2025, the Company completed the acquisition of Cryogenic Machinery Corp. ("Cryo-Mach"), a provider of cryogenic centrifugal pumps, mechanical seals, and accessories, for approximately $32.0 million, subject to post-closing adjustments. Cryo-Mach will be included in the Pumps & Process Solutions segment.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company's management, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act were effective as of December 31, 2024 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the fourth quarter of 2024, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

a.None.
b.During the three months ended December 31, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements as defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information with respect to the corporate governance matters required to be included pursuant to this Item 10 will be included in the 2025 Proxy Statement that will be filed with the Securities and Exchange Commission pursuant to Rule 14a-6 under the Exchange Act in accordance with applicable SEC deadlines, and is incorporated in this Item 10 by reference.

As set forth below is a list of the members of our Board of Directors as of February 14, 2025.

Deborah L. DeHaas1,3
Former Vice Chairman of Deloitte and Managing Partner of the Center for Board Effectiveness

H. John Gilbertson, Jr.3,4
Retired Managing Director, Goldman Sachs Group Inc.

Kristiane C. Graham2,3
Private Investor

Marc A. Howze1
Retired Senior Advisor, Office of the Chairman at Deere & Company

Michael F. Johnston, Lead Independent Director2,3
Retired Chief Executive Officer, Visteon Corporation

Michael Manley2,4
Chief Executive Officer of AutoNation, Inc.

Danita K. Ostling1
Former Partner and Senior Leader at Ernst & Young LLP

Eric A. Spiegel1,4
Former President and CEO of Siemens USA

Richard J. Tobin, Chairman of the Board
President and Chief Executive Officer, Dover Corporation

Keith E. Wandell2,4
Retired President and Chief Executive Officer, Harley-Davidson, Inc.

1 Members of Audit Committee
2 Members of Compensation Committee
3 Members of Governance & Nominating Committee
4 Members of Finance Committee

The information with respect to Section 16(a) reporting compliance required to be included in this Item 10 will be included in our 2025 Proxy Statement and is incorporated in this Item 10 by reference.

The Company has adopted a code of ethics that applies to its chief executive officer and senior financial officers. A copy of this code of ethics can be found on our website at www.dovercorporation.com. In the event of any amendment to, or waiver from, the code of ethics, we will publicly disclose the amendment or waiver by posting the information on our website.

ITEM 11. EXECUTIVE COMPENSATION

The information with respect to executive compensation and the compensation committee required to be included pursuant to this Item 11 will be included in our 2025 Proxy Statement and is incorporated in this Item 11 by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information regarding security ownership of certain beneficial owners and management that is required to be included pursuant to this Item 12 will be included in our 2025 Proxy Statement and is incorporated in this Item 12 by reference.

Equity Compensation Plans

The Equity Compensation Plan Table below presents information regarding our equity compensation plans at December 31, 2024:

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (2)
Equity compensation plans approved by stockholders	2,644,321	$119.11	11,141,686
Equity compensation plans not approved by stockholders	—	—	—
Total	2,644,321	$119.11	11,141,686

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

As of December 31, 2024, equity securities have been authorized for issuance to employees and/or non-employee directors under the 2021 Plan and its predecessor plan (the "2012 Plan"). Although the 2012 Plan has expired and no further awards may be granted under the Plan, there remain outstanding SARs under the 2012 Plan, which are reflected in Column (a) of the table.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information with respect to any director independence, related party transaction policies and any reportable transaction, business relationship, or indebtedness between the Company and the beneficial owners of more than 5% of the Common Stock, the directors or nominees for director of the Company, the executive officers of the Company, or the members of the immediate families of such individuals that are required to be included pursuant to this Item 13 will be included in the 2025 Proxy Statement and is incorporated in this Item 13 by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information with respect to the Company's relationship with its independent registered public accounting firm and fees paid thereto required to be included pursuant to this Item 14 will be included in the 2025 Proxy Statement and is incorporated in this Item 14 by reference.

The information with respect to audit committee pre-approval policies and procedures required to be included pursuant to this Item 14 will be included in the 2025 Proxy Statement and is incorporated in this Item 14 by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)	The following documents are filed as part of this report:

(1)	Financial Statements. The financial statements are set forth under "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

(2)	Schedules. All schedules have been omitted because they are not required, are not applicable or the required information is included in the financial statements or the notes thereto.

(3)	Exhibits. The exhibits below are filed or incorporated by reference as part of this Form 10-K. The exhibits will be filed with the SEC but will not be included in the printed version of the Annual Report to Shareholders.

EXHIBIT INDEX

(2.1)
Transaction Agreement, dated as of July 21, 2024, by and between Dover Corporation and Terex Corporation, filed as Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2024 (SEC File No. 001-04018), is incorporated by reference. + **

(2.2)
First Amendment to Transaction Agreement, by and between Dover Corporation and Terex Corporation, dated as of October 8, 2024, filed as Exhibit 2.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2024 (SEC File No. 001-04018), is incorporated by reference. **

(3)(i)	Sixth Restated Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed May 8, 2024 (SEC File No. 001-04018), is incorporated by reference.
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

(10.2)
First Amendment, dated as of April 4, 2024, to Five-Year Credit Agreement dated as of April 6, 2023 among Dover Corporation, the Lenders party thereto, the Issuing Banks party thereto, the Borrowing Subsidiaries party thereto from time to time and JPMorgan Chase Bank, N.A. as Administrative Agent, filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2024 (SEC File No. 001-04018), is incorporated by reference.

(10.3)
364-Day Credit Agreement dated as of April 4, 2024 among Dover Corporation, the Lenders party thereto, the Borrowing Subsidiaries party thereto from time to time and JPMorgan Chase Bank, N.A. as Administrative Agent, filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2024 (SEC File No. 001-04018), is incorporated by reference.

(10.4)
Tax Matters Agreement, dated May 9, 2018, by and between Dover Corporation and Apergy Corporation, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed May 11, 2018 (SEC File No. 001-04018), is incorporated by reference.

(10.5)
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

(10.8)
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

(10.17)
Amendment No. 2, adopted and effective as of August 6, 2014, to the Dover Corporation 2012 Equity and Cash Incentive Plan, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2014 (SEC File No. 001-04018), is incorporated by reference.*

(10.18)
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

(10.26)	Dover Corporation 2021 Omnibus Incentive Plan, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 10, 2021 (SEC File No. 001-04018), is incorporated by reference.*
(10.27)
Form of 2021 award grant letter for RSU awards made under the Dover Corporation 2021 Omnibus Incentive Plan.filed as Exhibit 10.41 to the Company's Annual Report on Form 10-K for the year ended December 31, 2021 (SEC File No. 001-04018), is incorporated by reference.*

(10.28)
Form of 2022 award grant letter for SSAR grants made under the Dover Corporation 2021 Omnibus Incentive Plan filed as Exhibit 10.43 to the Company's Annual Report on Form 10-K for the year ended December 31, 2021 (SEC File No. 001-04018), is incorporated by reference.*

(10.29)
Form of 2022 award grant letter for RSU awards made under the Dover Corporation 2021 Omnibus Incentive Plan filed as Exhibit 10.44 to the Company's Annual Report on Form 10-K for the year ended December 31, 2021 (SEC File No. 001-04018), is incorporated by reference.*

(10.30)
Form of 2022 award grant letter for performance share awards made under the Dover Corporation 2021 Omnibus Incentive Plan filed as Exhibit 10.46 to the Company's Annual Report on Form 10-K for the year ended December 31, 2021 (SEC File No. 001-04018), is incorporated by reference.*

(10.31)
Form of 2023 award grant letter for SSAR grants made under the Dover Corporation 2021 Omnibus Incentive Plan filed as Exhibit 10.37 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022 (SEC File No. 001-04018), is incorporated by reference.*

(10.32)
Form of 2023 award grant letter for RSU awards made under the Dover Corporation 2021 Omnibus Incentive Plan filed as Exhibit 10.38 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022 (SEC File No. 001-04018), is incorporated by reference.*

(10.33)
Form of 2023 award grant letter for performance share awards made under the Dover Corporation 2021 Omnibus Incentive Plan filed as Exhibit 10.39 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022 (SEC File No. 001-04018), is incorporated by reference.*

(10.34)
Form of 2024 award grant letter for SSAR grants made under the Dover Corporation 2021 Omnibus Incentive Plan filed as Exhibit 10.38 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023 (SEC File No. 001-04018), is incorporated by reference.*

(10.35)
Form of 2024 award grant letter for RSU awards made under the Dover Corporation 2021 Omnibus Incentive Plan filed as Exhibit 10.39 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023 (SEC File No. 001-04018), is incorporated by reference.*

(10.36)
Form of 2024 award grant letter for performance share awards made under the Dover Corporation 2021 Omnibus Incentive Plan, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2024 (SEC File No. 001-04018), is incorporated by reference.*

(10.37)	Form of 2025 award grant letter for SSAR grants made under the Dover Corporation 2021 Omnibus Incentive Plan*(1)
(10.38)	Form of 2025 award grant letter for RSU awards made under the Dover Corporation 2021 Omnibus Incentive Plan*(1)
(10.39)	Form of 2025 award grant letter for performance share awards made under the Dover Corporation 2021 Omnibus Incentive Plan *(1)
(10.40)
Employment Agreement of Richard J. Tobin dated March 16, 2018, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 20, 2018 (SEC File No. 001-04018), is incorporated by reference.*

(10.41)
Amendment to Employment Agreement of Richard J. Tobin, dated as of February 19, 2021, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed February 19, 2021 (SEC File No. 001-04018), is incorporated by reference.*

(10.42)
Amendment to Employment Agreement of Richard J. Tobin, dated as of March 5, 2024, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2024 (SEC File No. 001-04018), is incorporated by reference.*

(19)	Insider trading policies and procedures (1)
(21)	Subsidiaries of Dover. (1)
(23)	Consent of Independent Registered Public Accounting Firm. (1)
(24)	Power of Attorney (included in signature page). (1)
(31.1)	Certification pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, signed and dated by Christopher B. Woenker. (1)
(31.2)	Certification pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, signed and dated by Richard J. Tobin. (1)

(32)	Certification pursuant to 18 U.S.C. Section 1350, signed and dated by Richard J. Tobin and Christopher B. Woenker. (1)
(97.1)	Dover Corporation Clawback Policy, filed as Exhibit 97.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023 (SEC File No. 001-04018), is incorporated by reference.
(101)
The following materials from Dover Corporation's Annual Report on Form 10-K for the year ended December 31, 2024 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Earnings, (ii) Consolidated Statements of Comprehensive Earnings (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements. (1)

(104)	Cover Page formatted in Inline XBRL and contained in Exhibit 101. (1)

*	Executive compensation plan or arrangement.
**	Certain schedules, annexes or exhibits have been omitted pursuant to Item601(a)(5) of Regulation S-K, but will be furnished supplementally to the SEC upon request.
'+	Portions of Exhibit 2.1 have been redacted in accordance with Item 601(b)(2)(ii) of Regulation S-K.
(1)	Filed herewith.

ITEM 16. FORM 10-K SUMMARY

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

DOVER CORPORATION

/s/ Richard J. Tobin
Richard J. Tobin
President and Chief Executive Officer
Date:	February 14, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated. Each of the undersigned, being a director or officer of Dover Corporation (the "Company"), hereby constitutes and appoints Richard J. Tobin, Christopher B. Woenker and Ivonne M. Cabrera and each of them (with full power to each of them to act alone), his or her true and lawful attorney-in-fact and agent for him or her and in his or her name, place and stead in any and all capacities, to sign the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024 under the Securities Exchange Act of 1934, as amended, and any and all amendments thereto, and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission and any other appropriate authority, granting unto such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing required and necessary to be done in and about the premises in order to effectuate the same as fully to all intents and purposes as he or she might or could do if personally present, hereby ratifying and confirming all that such attorneys-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ Richard J. Tobin	Chairman, Chief Executive Officer and President	February 14, 2025
Richard J. Tobin

/s/ Christopher B. Woenker	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 14, 2025
Christopher B. Woenker

/s/ Ryan W. Paulson	Vice President, Controller (Principal Accounting Officer)	February 14, 2025
Ryan W. Paulson

/s/ Deborah L. DeHaas	Director	February 14, 2025
Deborah L. DeHaas

/s/ H. John Gilbertson, Jr.	Director	February 14, 2025
H. John Gilbertson, Jr.

/s/ Kristiane C. Graham	Director	February 14, 2025
Kristiane C. Graham

Signature	Title	Date

/s/ Marc A. Howze	Director	February 14, 2025
Marc A. Howze

/s/ Michael F. Johnston	Lead Independent Director	February 14, 2025
Michael F. Johnston

/s/ Michael Manley	Director	February 14, 2025
Michael Manley

/s/ Danita K. Ostling	Director	February 14, 2025
Danita K. Ostling

/s/ Eric A. Spiegel	Director	February 14, 2025
Eric A. Spiegel

/s/ Keith E. Wandell	Director	February 14, 2025
Keith E. Wandell