Form 10-Q
period 2025-03-31
DOVER Corp
filed 2025-04-24
CIK 29905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☑
The number of shares outstanding of the Registrant’s common stock as of April 18, 2025 was 137,104,367.

Dover Corporation
Form 10-Q

Item 1. Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue	$1,866,059	$1,883,719
Cost of goods and services	1,120,559	1,186,532
Gross profit	745,500	697,187
Selling, general and administrative expenses	449,191	442,981
Operating earnings	296,309	254,206
Interest expense	27,608	36,365
Interest income	(20,254)	(4,756)
Gain on dispositions	(2,468)	(529,943)
Other income, net	(3,958)	(7,139)
Earnings before provision for income taxes	295,381	759,679
Provision for income taxes	56,140	157,577
Earnings from continuing operations	239,241	602,102
(Loss) earnings from discontinued operations, net	(8,420)	30,119
Net earnings	$230,821	$632,221

Earnings per share from continuing operations:
Basic	$1.74	$4.33
Diluted	$1.73	$4.30
(Loss) earnings per share from discontinued operations:
Basic	$(0.06)	$0.22
Diluted	$(0.06)	$0.22
Net earnings per share:
Basic	$1.68	$4.55
Diluted	$1.67	$4.52
Weighted average shares outstanding:
Basic	137,267	139,051
Diluted	138,260	139,869

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net earnings	$230,821	$632,221
Other comprehensive earnings (loss), net of tax
Foreign currency translation adjustments:
Foreign currency translation gain (loss)	52,006	(29,342)
Reclassification of foreign currency translation losses to earnings	—	13,931
Total foreign currency translation adjustments (net of $9,588 and $(4,386) tax benefit (provision), respectively)	52,006	(15,411)
Pension and other post-retirement benefit plans:
Amortization of actuarial gain included in net periodic pension cost	(312)	(367)
Amortization of prior service credits included in net periodic pension cost	(159)	(159)
Total pension and other post-retirement benefit plans (net of $132 and $139 tax benefit, respectively)	(471)	(526)
Changes in fair value of cash flow hedges:
Unrealized net loss arising during period	(956)	(127)
Net gain reclassified into earnings	(401)	(473)
Total cash flow hedges (net of $396 and $177 tax benefit, respectively)	(1,357)	(600)
Other comprehensive earnings (loss), net of tax	50,178	(16,537)
Comprehensive earnings	$280,999	$615,684

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,805,320	$1,844,877
Receivables, net	1,379,232	1,354,225
Inventories, net	1,209,291	1,144,838
Prepaid and other current assets	159,787	140,557
Total current assets	4,553,630	4,484,497
Property, plant and equipment, net	1,015,834	987,924
Goodwill	4,960,412	4,905,702
Intangible assets, net	1,563,732	1,580,854
Other assets and deferred charges	554,940	550,183
Total assets	$12,648,548	$12,509,160

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$400,262	$400,056
Accounts payable	844,063	848,006
Accrued compensation and employee benefits	180,052	292,371
Deferred revenue	217,371	198,629
Accrued insurance	87,903	87,952
Other accrued expenses	345,094	335,326
Federal and other income taxes	64,188	34,187
Total current liabilities	2,138,933	2,196,527
Long-term debt	2,572,540	2,529,346
Deferred income taxes	333,618	352,006
Non-current income tax payable	6,158	6,158
Other liabilities	459,532	471,127
Stockholders' equity:
Total stockholders' equity	7,137,767	6,953,996
Total liabilities and stockholders' equity	$12,648,548	$12,509,160

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except per share data)
(Unaudited)

	Common stock $1 par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings (loss)	Treasury stock	Total stockholders' equity
Balance at January 1, 2025	$260,031	$892,686	$13,409,633	$(327,776)	$(7,280,578)	$6,953,996
Net earnings	—	—	230,821	—	—	230,821
Dividends paid ($0.515 per share)	—	—	(71,399)	—	—	(71,399)
Common stock issued for the exercise of share-based awards	86	(9,089)	—	—	—	(9,003)
Stock-based compensation expense	—	23,874	—	—	—	23,874
Common stock acquired	—	—	—	—	(40,700)	(40,700)
Other comprehensive earnings, net of tax	—	—	—	50,178	—	50,178
Balance at March 31, 2025	$260,117	$907,471	$13,569,055	$(277,598)	$(7,321,278)	$7,137,767

	Common stock $1 par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total stockholders' equity
Balance at January 1, 2024	$259,842	$886,690	$10,995,624	$(237,866)	$(6,797,685)	$5,106,605
Net earnings	—	—	632,221	—	—	632,221
Dividends paid ($0.51 per share)	—	—	(71,437)	—	—	(71,437)
Common stock issued for the exercise of share-based awards	101	(9,010)	—	—	—	(8,909)
Stock-based compensation expense	—	15,159	—	—	—	15,159
Common stock acquired, including accelerated share repurchase program and excise tax	—	(75,000)	—	—	(429,250)	(504,250)
Other comprehensive loss, net of tax	—	—	—	(16,537)	—	(16,537)
Balance at March 31, 2024	$259,943	$817,839	$11,556,408	$(254,403)	$(7,226,935)	$5,152,852

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating Activities:
Net earnings	$230,821	$632,221
Adjustments to reconcile net earnings to cash provided by operating activities:
Loss (earnings) from discontinued operations, net	8,420	(30,119)
Depreciation and amortization	87,418	81,771
Stock-based compensation expense	23,874	14,690
Gain on dispositions	(2,468)	(529,943)
Other, net	1,547	33,027
Cash effect of changes in assets and liabilities:
Accounts receivable, net	(5,475)	(84,538)
Inventories	(49,277)	(30,559)
Prepaid expenses and other assets	(11,582)	(26,307)
Accounts payable	(18,522)	21,616
Accrued compensation and employee benefits	(127,826)	(89,301)
Accrued expenses and other liabilities	7,851	20,127
Accrued and deferred taxes, net	12,693	133,771
Net cash provided by operating activities	157,474	146,456
Investing Activities:
Additions to property, plant and equipment	(48,192)	(40,050)
Acquisitions, net of cash and cash equivalents acquired	(29,287)	(144,872)
Proceeds from dispositions, net of cash transferred	3,804	611,727
Other	(511)	5,611
Net cash (used in) provided by investing activities	(74,186)	432,416
Financing Activities:
Repurchase of common stock, including accelerated share repurchase program	(40,700)	(500,000)
Change in commercial paper and other short-term borrowings, net	38	500,690
Dividends paid to stockholders	(71,399)	(71,437)
Payments to settle employee tax obligations on exercise of share-based awards	(9,003)	(8,909)
Other	(1,170)	(1,126)
Net cash used in financing activities	(122,234)	(80,782)
Cash Flows from Discontinued Operations:
Net cash (used in) provided by operating activities of discontinued operations	(862)	20,136
Net cash used in investing activities of discontinued operations	—	(2,565)
Net cash (used in) provided by discontinued operations	(862)	17,571

Effect of exchange rate changes on cash and cash equivalents	251	(1,568)
Net (decrease) increase in cash and cash equivalents	(39,557)	514,093
Cash and cash equivalents at beginning of period	1,844,877	415,861
Cash and cash equivalents at end of period	$1,805,320	$929,954

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

1. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim periods and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America ("GAAP") for complete financial statements. These unaudited interim condensed consolidated financial statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes for Dover Corporation ("Dover" or the "Company") for the year ended December 31, 2024, included in the Company's Annual Report on Form 10-K filed with the SEC on February 14, 2025. The year-end consolidated balance sheet was derived from audited financial statements.

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

The Environmental Solutions Group ("ESG") business, an operating company within the Engineered Products segment, was sold during the fourth quarter of 2024 and reported as discontinued operations. Therefore, the Company has classified the results of operations prior to the sale as discontinued operations in the condensed consolidated statements of earnings and the condensed consolidated statements of cash flows. The discussion in the notes to these condensed consolidated financial statements, unless otherwise noted, relates solely to our continuing operations. See Note 4 — Discontinued and Disposed Operations for further details.

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

Disaggregation of Revenue
Revenue from contracts with customers is disaggregated by segment and geographic location, as these categories best depict the nature and amount of the Company’s revenue. See Note 16 — Segment Information for further details.

Performance Obligations

Approximately 95% of the Company’s revenue is recognized at a point in time, rather than over time as the Company completes its performance obligations. Specifically, revenue is recognized when control transfers to the customer, typically upon shipment or completion of installation, testing, certification, or other substantive acceptance provisions required under the contract. Approximately 5% of the Company’s revenue is recognized over time.

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

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
At March 31, 2025, we estimated that $196,803 in revenue is expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. We expect to recognize approximately 73.1% of the Company's unsatisfied (or partially unsatisfied) performance obligations as revenue through 2026, 14.4% in 2027, with the remaining balance to be recognized in 2028 and thereafter.

As permitted by Accounting Standards Codification ("ASC") 606, the Company has excluded from its disclosures above about unsatisfied performance obligations for any contracts with an expected duration of one year or less, and contracts for which the Company recognizes revenue at the amount to which the Company has the right to invoice for services performed.

Contract Balances

Contract assets primarily relate to the Company's right to consideration for work completed but not billed at the reporting date. Contract liabilities relate to advance consideration received from customers or advance billings for which revenue has not been recognized and are reduced when the associated revenue from the contract is recognized.

The following table provides information about contract assets and contract liabilities from contracts with customers:

	March 31, 2025	December 31, 2024	December 31, 2023
Contract assets - current	$18,887	$22,413	$19,561
Contract liabilities - current	217,371	198,629	194,798
Contract liabilities - non-current	4,124	4,452	7,098

The revenue recognized during the three months ended March 31, 2025 and 2024 that was included in contract liabilities at the beginning of the period amounted to $74,189 and $105,472, respectively.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
3. Acquisitions

2025 Acquisitions

During the three months ended March 31, 2025, the Company acquired one business. On January 17, 2025, the Company acquired 100% of the equity interest in Cryogenic Machinery Corp. ("Cryo-Mach"), a provider of cryogenic centrifugal pumps, mechanical seals, and accessories, for total consideration of $29,287, net of cash acquired. The Cryo-Mach business was acquired to expand the Company's participation in cryogenic applications within the Pumps & Process Solutions segment. In connection with this acquisition, the Company recorded preliminary goodwill of $9,697 and intangible assets of $21,011, primarily related to customer intangibles. The goodwill recorded as a result of this acquisition represents the economic benefits expected to be derived from product line expansions and operational synergies and is deductible for income tax purposes.

2024 Acquisitions

During the three months ended March 31, 2024, the Company acquired three businesses in separate transactions for total consideration of $175,855, net of cash acquired and inclusive of contingent consideration of $29,428 (a non-cash financing activity) and measurement period adjustments. These businesses were acquired to complement and expand upon existing operations within the Clean Energy & Fueling and Imaging & Identification segments. The goodwill recorded as a result of these acquisitions represents the economic benefits expected to be derived from product line expansions and operational synergies and is non-deductible for income tax purposes.

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

The following presents the allocation of purchase price to the assets acquired and liabilities assumed, based on their estimated fair values at acquisition date:

Total
Current assets, net of cash acquired	$16,326
Property, plant and equipment	1,608
Goodwill	98,982
Intangible assets	92,622
Other assets and deferred charges	5,879
Current liabilities	(10,035)
Non-current liabilities	(29,527)
Net assets acquired	$175,855

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

The amounts assigned to goodwill and major intangible asset classifications for acquisitions during the three months ended March 31, 2024 were as follows:

	Amount allocated	Weighted Average Useful Life (in years)
Goodwill - non-deductible	$98,982	na
Customer intangibles	74,595	12
Unpatented technologies	14,141	7
Trademarks	3,886	15
	$191,604

4. Discontinued and Disposed Operations

Discontinued Operations

On October 8, 2024, the Company completed the sale of the ESG business, an operating company within the Engineered Products segment, to Terex Corporation for total preliminary consideration, net of cash transferred, of $2.0 billion, subject to post-closing adjustments. The ESG sale qualifies for discontinued operations reporting because its disposal represented a strategic shift with a major effect on the Company's operations and financial results. As a result, the Company has classified the results of operations as discontinued operations in the condensed consolidated statements of earnings and the condensed consolidated statements of cash flows for the three months ended March 31, 2024. During the three months ended March 31, 2025, net working capital adjustments of $9,796 ($7,739 after-tax) and other post-closing adjustments of $862 ($681 after-tax) were recorded resulting in a loss from discontinued operations, net of $8,420 in the condensed consolidated statements of earnings.

Summarized results of the Company's discontinued operations are as follows:

	Three Months Ended March 31,
	2025	2024
Revenue	$—	$210,222
Cost of goods and services	—	150,154
Gross profit	—	60,068
Selling, general and administrative expenses	—	20,143
Operating earnings	—	39,925
Loss on disposition	10,658	—
Other expense, net	—	722
(Loss) earnings from discontinued operations before provision for income taxes	(10,658)	39,203
(Benefit) provision for income taxes	(2,238)	9,084
(Loss) earnings from discontinued operations, net	$(8,420)	$30,119

2025 Dispositions

There were no dispositions in 2025.

2024 Disposition

On March 31, 2024, the Company completed the sale of the De-Sta-Co business, an operating company within the Engineered Products segment, for total consideration, net of cash transferred, of $674,727. Of the total consideration, $63,000 was received upon finalization of closing activities in India and China, which occurred during the second quarter of 2024, and represents a non-cash investing activity for the three months ended March 31, 2024. This sale resulted in a preliminary pre-tax gain on disposition of $529,943 ($414,970 after-tax) included within the condensed consolidated statements of earnings for the three

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
months ended March 31, 2024. The sale did not meet the criteria to be classified as a discontinued operation, as it did not represent a strategic shift that would have a major effect on operations and financial results.

5. Inventories, net

	March 31, 2025	December 31, 2024
Raw materials	$680,998	$649,993
Work in progress	250,141	233,544
Finished goods	409,572	390,625
Subtotal	1,340,711	1,274,162
Less reserves	(131,420)	(129,324)
Total	$1,209,291	$1,144,838

6. Property, Plant and Equipment, net

	March 31, 2025	December 31, 2024
Land	$63,540	$62,270
Buildings and improvements	638,876	626,075
Machinery, equipment and other	2,009,946	1,945,479
Property, plant and equipment, gross	2,712,362	2,633,824
Accumulated depreciation	(1,696,528)	(1,645,900)
Property, plant and equipment, net	$1,015,834	$987,924

Depreciation expense totaled $38,669 and $37,826 for the three months ended March 31, 2025 and 2024, respectively.

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

	2025	2024
Balance at January 1	$28,794	$30,679
Provision for expected credit losses, net of recoveries	1,773	3,025
Amounts written off charged against the allowance	(892)	(914)
Other, including foreign currency translation	5,031	(483)
Balance at, March 31	$34,706	$32,307

8. Goodwill and Other Intangible Assets

The changes in the carrying value of goodwill by reportable segments were as follows:

	Engineered Products	Clean Energy & Fueling	Imaging & Identification	Pumps & Process Solutions	Climate & Sustainability Technologies	Total
Balance at January 1, 2025	$415,264	$1,695,397	$1,072,031	$1,212,042	$510,968	$4,905,702
Acquisitions	—	—	—	9,697	—	9,697
Measurement period adjustments	—	3,567	—	—	—	3,567
Foreign currency translation	4,362	14,836	14,424	7,192	632	41,446
Balance at March 31, 2025	$419,626	$1,713,800	$1,086,455	$1,228,931	$511,600	$4,960,412

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
During the three months ended March 31, 2025, the Company recognized additions of $9,697 to goodwill as a result of the acquisition discussed in Note 3 — Acquisitions. Additionally, during the three months ended March 31, 2025, the Company recognized measurement period adjustments of $3,567 relating to third quarter 2024 acquisitions under the Clean Energy & Fueling segment.

The Company’s definite-lived and indefinite-lived intangible assets by major asset class were as follows:

	March 31, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Customer intangibles	$2,379,923	$1,220,160	$1,159,763	$2,343,823	$1,174,195	$1,169,628
Trademarks	286,639	162,588	124,051	283,216	156,745	126,471
Patents	203,482	149,593	53,889	201,828	146,271	55,557
Unpatented technologies	283,426	177,143	106,283	277,945	169,310	108,635
Distributor relationships	81,744	69,041	12,703	79,855	66,469	13,386
Other	22,842	12,342	10,500	22,100	11,400	10,700
Total	3,258,056	1,790,867	1,467,189	3,208,767	1,724,390	1,484,377
Unamortized intangible assets:
Trademarks	96,543	—	96,543	96,477	—	96,477
Total intangible assets, net	$3,354,599	$1,790,867	$1,563,732	$3,305,244	$1,724,390	$1,580,854

For the three months ended March 31, 2025 and 2024, amortization expense was $48,749 and $43,945, respectively. Amortization expense is primarily comprised of acquisition-related intangible amortization.

During the three months ended March 31, 2025, the Company acquired $21,011 of intangible assets, primarily customer intangibles, through an acquisition within the Pumps & Process Solutions segment. See Note 3 — Acquisitions for further details.

9. Restructuring Activities

The Company's restructuring charges by segment were as follows:

	Three Months Ended March 31,
	2025	2024
Engineered Products	$2,468	$492
Clean Energy & Fueling	1,768	4,965
Imaging & Identification	169	760
Pumps & Process Solutions	1,945	1,351
Climate & Sustainability Technologies	1,666	11,070
Corporate	294	17
Total	$8,310	$18,655

These amounts are classified in the condensed consolidated statements of earnings as follows:
Cost of goods and services	$4,320	$13,923
Selling, general and administrative expenses	3,990	4,732
Total	$8,310	$18,655

The restructuring expenses of $8,310 incurred during the three months ended March 31, 2025 were primarily related to headcount reductions and exit costs across the segments. These restructuring programs were initiated in 2024 and 2025 and the Company will continue to make proactive adjustments to its cost structure to align with current demand trends.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
The Company’s severance and exit accrual activities were as follows:

	Severance	Exit	Total
Balance at January 1, 2025	$13,544	$5,891	$19,435
Restructuring charges	6,389	1,921	8,310
Payments	(7,224)	(2,102)	(9,326)
Other, including foreign currency translation	1,117	(143)	974
Balance at March 31, 2025	$13,826	$5,567	$19,393

10. Borrowings

Borrowings consist of the following:

	March 31, 2025	December 31, 2024
Short-term
Current portion of long-term debt	$399,579	$399,411
Other	683	645
Short-term borrowings and current portion of long-term debt	$400,262	$400,056

		Carrying amount (1)
	Principal	March 31, 2025	December 31, 2024
Long-term
3.15% 10-year notes due November 15, 2025	$400,000	$399,579	$399,411
1.25% 10-year notes due November 9, 2026 (euro-denominated)	€600,000	645,730	622,313
0.750% 8-year notes due November 4, 2027 (euro-denominated)	€500,000	537,351	517,863
6.65% 30-year debentures due June 1, 2028	$200,000	199,682	199,657
2.950% 10-year notes due November 4, 2029	$300,000	298,260	298,166
5.375% 30-year debentures due October 15, 2035	$300,000	297,370	297,308
6.60% 30-year notes due March 15, 2038	$250,000	248,534	248,505
5.375% 30-year notes due March 1, 2041	$350,000	345,603	345,534
Other		10	—
Total long-term debt		2,972,119	2,928,757
Less long-term debt current portion		(399,579)	(399,411)
Net long-term debt		$2,572,540	$2,529,346
(1) Carrying amount is net of unamortized debt discount and deferred debt issuance costs. Total unamortized debt discounts were $8.2 million and $8.5 million as of March 31, 2025 and December 31, 2024, respectively. Total deferred debt issuance costs were $6.4 million and $6.8 million as of March 31, 2025 and December 31, 2024, respectively.

The discounts are being amortized to interest expense using the effective interest method over the life of the issuances. The deferred issuance costs are amortized on a straight-line basis over the life of the debt, as this approximates the effective interest method.

On April 6, 2023, the Company entered into a $1.0 billion five-year unsecured revolving credit facility and on April 3, 2025, the Company entered into a new $500.0 million 364-day unsecured revolving credit facility (together, the "Credit Agreements") with a syndicate of banks. The current 364-day credit facility replaced the previous $500.0 million 364-day credit facility, which expired on April 3, 2025. The lenders' commitments under the Credit Agreements will terminate and any outstanding loans under the Credit Agreements will mature on April 6, 2028 and April 2, 2026, respectively. The Company may elect to extend the maturity date of any loans under the new 364-day credit facility until April 2, 2027, subject to conditions specified therein. The Credit Agreements are designated as a liquidity back-stop for the Company's commercial paper program and also are available for general corporate purposes. At the Company's election, loans under the Credit Agreements will bear interest at a base rate plus an applicable margin. The Credit Agreements require the Company to pay facility fees and impose various restrictions on the Company such as, among other things, a requirement to maintain a minimum interest coverage ratio of consolidated EBITDA to consolidated net interest expense of not less than 3.0 to 1. As of March 31, 2025 and December 31, 2024, there were no outstanding borrowings under the five-year or previous 364-day credit facilities.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
The Company was in compliance with all covenants in the Credit Agreements and other long-term debt covenants at March 31, 2025 and had an interest coverage ratio of consolidated EBITDA to consolidated net interest expense of 49.4 to 1.

Letters of Credit and other Guarantees

As of March 31, 2025, the Company had approximately $170.0 million outstanding in letters of credit, surety bonds, and performance and other guarantees which primarily expire on various dates through 2035. These letters of credit and bonds are primarily issued as security for insurance, warranty and other performance obligations. In general, we would only be liable for the amount of these guarantees in the event of default in the performance of our obligations, the probability of which is believed to be remote.

11. Financial Instruments

Derivatives

The Company is exposed to market risk for changes in foreign currency exchange rates due to the global nature of its operations and certain commodity risks. In order to manage these risks, the Company has hedged portions of its forecasted sales and purchases which occur within the next twelve months that are denominated in non-functional currencies, with currency forward contracts designated as cash flow hedges. At March 31, 2025 and December 31, 2024, the Company had contracts with total notional amounts of $149,815 and $142,835, respectively, to exchange currencies, principally euro, pound sterling, Swedish krona, Canadian dollar, Chinese yuan, and Swiss franc. The Company believes it is probable that all forecasted cash flow transactions will occur.

In addition, the Company had outstanding contracts with a total notional amount of $78,666 and $75,784 as of March 31, 2025 and December 31, 2024, respectively, that are not designated as hedging instruments. These instruments are used to reduce the Company's exposure for operating receivables and payables that are denominated in non-functional currencies. Gains and losses on these contracts are recorded in other income, net in the condensed consolidated statements of earnings.

The following table sets forth the fair values of derivative instruments held by the Company as of March 31, 2025 and December 31, 2024 and the balance sheet lines in which they are recorded:

	Fair Value Asset (Liability)
	March 31, 2025	December 31, 2024	Balance Sheet Caption
Foreign currency forward	$1,162	$2,258	Prepaid and other current assets
Foreign currency forward	(1,249)	(888)	Other accrued expenses

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

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
Amounts recognized in other comprehensive earnings for the gains (losses) on net investment hedges were as follows:

	Three Months Ended March 31,
	2025	2024
(Loss) gain on euro-denominated debt	$(42,413)	$18,974
Tax benefit (expense)	9,588	(4,386)
Net (loss) gain on net investment hedges, net of tax	$(32,825)	$14,588

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

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
	Level 2	Level 2
Assets:
Foreign currency cash flow hedges	$1,162	$2,258
Liabilities:
Foreign currency cash flow hedges	1,249	888

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

The estimated fair value of long-term debt at March 31, 2025 and December 31, 2024, was $2,556,282 and $2,492,535, respectively. The estimated fair value of long-term debt is based on quoted market prices for similar instruments and is, therefore, classified as Level 2 within the fair value hierarchy.

The carrying values of cash and cash equivalents, trade receivables, accounts payable and short-term borrowings approximate their fair values as of March 31, 2025 and December 31, 2024 due to the short-term nature of these instruments.

12. Income Taxes

The effective tax rates for the three months ended March 31, 2025 and 2024 were 19.0% and 20.7%, respectively. The decrease in the effective tax rate for the three months ended March 31, 2025 relative to the prior year comparable period was primarily driven by a gain on disposition in the prior year.

Dover and its subsidiaries file tax returns in the U.S., including various state and local returns, and in other foreign jurisdictions. We believe adequate provision has been made for all income tax uncertainties. The Company is routinely audited by taxing

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
authorities in its filing jurisdictions, and a number of these audits are currently underway. The Company believes that within the next twelve months uncertain tax positions may be resolved and statutes of limitations will expire, which could result in a decrease in the gross amount of unrecognized tax benefits of approximately $0 to $3,699.

13. Equity Incentive Program

The Company typically makes its annual grants of equity awards pursuant to actions taken by the Compensation Committee of the Board of Directors at its regularly scheduled first quarter meeting. During the three months ended March 31, 2025, the Company issued stock-settled appreciation rights ("SARs") covering 282,917 shares, performance share awards ("PSAs") of 34,458 and restricted stock units ("RSUs") of 57,614. During the three months ended March 31, 2024, the Company issued SARs covering 348,324 shares, PSAs of 42,536 and RSUs of 79,821.

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

The assumptions used in determining the fair value of the SARs awarded during the respective periods were as follows:

	SARs
	2025	2024
Risk-free interest rate	4.35%	4.13%
Dividend yield	1.02%	1.28%
Expected life (years)	5.5	5.5
Volatility	30.50%	31.32%
Grant price	$202.33	$160.11
Fair value per share at date of grant	$66.39	$51.17

The PSAs granted in 2025 and 2024 vest based on the attainment of two equally weighted measures: (i) Dover’s performance relative to established internal metrics (performance condition) and (ii) Dover's performance relative to its peer group (companies listed under the S&P 500 Industrials sector; market condition).

The grant date fair value of the performance condition portion is determined using Dover’s closing stock price at the date of grant and the amount of expense recognized over the vesting period is subject to adjustment based on the expected attainment of the performance condition. The fair value per share at the date of grant for the 2025 performance condition portion is $202.33.

The grant date fair value of the 2025 and 2024 market condition portion is determined using the Monte Carlo simulation model. The amount of expense recognized over the vesting period is not subject to change based on future market conditions. The assumptions used in the Monte Carlo model to determine the fair value of the PSAs granted in the respective periods were as follows:

	PSAs
	2025	2024
Risk-free interest rate	4.21%	4.37%
Dividend yield	1.02%	1.15%
Expected life (years)	2.9	2.8
Volatility	23.10%	23.30%
Grant price	$202.33	$177.19
Fair value per share at date of grant	$318.38	$287.62

The performance and vesting periods for all 2025 and 2024 PSAs is three years.

The Company also has granted RSUs, and the fair value of these awards was determined using Dover's closing stock price on the date of grant, which was $202.33 and $160.11 for RSUs granted in 2025 and 2024, respectively.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

Stock-based compensation is reported within selling, general and administrative expenses in the condensed consolidated statements of earnings. The following table summarizes the Company’s compensation expense relating to all stock-based incentive plans:

	Three Months Ended March 31,
	2025	2024
Pre-tax stock-based compensation expense	$23,874	$14,690
Tax benefit	(2,504)	(1,600)
Total stock-based compensation expense, net of tax	$21,370	$13,090

For the three months ended March 31, 2025, there was no pre-tax stock-based compensation expense attributable to discontinued operations and for the three months ended March 31, 2024, there was $469 of expense. These expenses were included within stock-based compensation expense in the condensed consolidated statements of stockholders' equity. See Note 4 — Discontinued and Disposed Operations for further details.

14. Commitments and Contingent Liabilities

Litigation

A few of the Company’s subsidiaries are involved in legal proceedings relating to the cleanup of waste disposal sites identified under federal and state statutes which provide for the allocation of such costs among "potentially responsible parties." In each instance, the extent of the Company’s liability appears to be relatively insignificant in relation to the total projected expenditures and the number of other "potentially responsible parties" involved and is anticipated to be immaterial to the Company. In addition, a few of the Company’s subsidiaries are involved in ongoing remedial activities at certain current and former plant sites, in cooperation with regulatory agencies, and appropriate estimated liabilities have been established. At March 31, 2025 and December 31, 2024, these estimated liabilities for environmental and other matters, including private party claims for exposure to hazardous substances that are probable and estimable, were not significant.

The Company and some of its subsidiaries are also parties to a number of other legal proceedings incidental to their businesses. These proceedings primarily involve claims by private parties alleging injury arising out of use of the Company’s products, patent infringement, employment matters and commercial disputes. Management and legal counsel, at least quarterly, review the probable outcome of such proceedings, the costs and expenses reasonably expected to be incurred and currently accrued to-date and consider the availability and extent of insurance coverage. The Company has estimated liabilities for these other legal matters that are probable and estimable, and at March 31, 2025 and December 31, 2024, these estimated liabilities were immaterial. While it is not possible at this time to predict the outcome of these legal actions, in the opinion of management, based on the aforementioned reviews, the Company is not currently involved in any legal proceedings which, individually or in the aggregate, could have a material effect on its financial position, results of operations, or cash flows.

Warranty Accruals

Estimated warranty program claims are provided for at the time of sale of the Company's products. Amounts provided for are based on historical costs and adjusted for new claims and are included within other accrued expenses and other liabilities in the condensed consolidated balance sheets. The changes in the carrying amount of product warranties through March 31, 2025 and 2024, were as follows:

	2025	2024
Balance at January 1	$42,055	$42,243
Provision for warranties	12,267	17,027
Settlements made	(12,961)	(14,613)
Other adjustments, including acquisitions and currency translation	740	(1,102)
Balance at, March 31	$42,101	$43,555

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
15. Other Comprehensive Earnings

Amounts reclassified from accumulated other comprehensive earnings (loss) to earnings during the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
	2025	2024
Foreign currency translation:
Reclassification of foreign currency translation losses to earnings	$—	$13,931
Tax benefit	—	—
Net of tax	$—	$13,931
Pension plans:
Amortization of actuarial gain	$(408)	$(474)
Amortization of prior service credits	(195)	(191)
Total before tax	(603)	(665)
Tax provision	132	139
Net of tax	$(471)	$(526)
Cash flow hedges:
Net gain reclassified into earnings	$(479)	$(593)
Tax provision	78	120
Net of tax	$(401)	$(473)

Foreign currency translation losses were recognized in gain on dispositions within the condensed consolidated statements of earnings as a result of the disposition of De-Sta-Co.

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

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
Segment financial information and a reconciliation of segment results to consolidated results were as follows:

	Three Months Ended March 31,
	2025	2024
Revenue:
Engineered Products	$254,646	$332,820
Clean Energy & Fueling	491,148	445,053
Imaging & Identification	280,090	276,806
Pumps & Process Solutions	493,573	465,729
Climate & Sustainability Technologies	347,888	364,292
Total segment revenues	1,867,345	1,884,700
Intersegment eliminations	(1,286)	(981)
Total consolidated revenue	$1,866,059	$1,883,719
Adjusted cost of goods and services:(1)
Engineered Products	$173,080	$220,162
Clean Energy & Fueling	315,194	290,651
Imaging & Identification	123,625	127,825
Pumps & Process Solutions	252,164	260,375
Climate & Sustainability Technologies	244,700	263,693
Total adjusted segment cost of goods and services	$1,108,763	$1,162,706
Adjusted selling, general and administrative expenses:(2)
Engineered Products	$37,452	$50,126
Clean Energy & Fueling	90,310	84,727
Imaging & Identification	78,890	79,022
Pumps & Process Solutions	90,134	86,617
Climate & Sustainability Technologies	51,069	49,840
Total adjusted segment selling, general and administrative expenses	$347,855	$350,332
Earnings from continuing operations:
Segment earnings:
Engineered Products	$44,114	$62,532
Clean Energy & Fueling	85,644	69,675
Imaging & Identification	77,575	69,959
Pumps & Process Solutions	151,275	118,737
Climate & Sustainability Technologies	52,119	50,759
Total segment earnings	410,727	371,662
Purchase accounting expenses (3)	49,104	44,187
Restructuring and other costs (4)	9,397	23,971
Gain on dispositions (5)	(2,468)	(529,943)
Corporate expense / other (6)	51,959	42,159
Interest expense	27,608	36,365
Interest income	(20,254)	(4,756)
Earnings before provision for income taxes	295,381	759,679
Provision for income taxes	56,140	157,577
Earnings from continuing operations	$239,241	$602,102
(1) Adjusted cost of goods and services exclude expenses related to purchase accounting and restructuring and other costs.
(2) Adjusted selling, general and administrative expenses exclude expenses related to purchase accounting, restructuring and other costs, gain on dispositions and include other income, net.
(3) Purchase accounting expenses are primarily comprised of amortization of intangible assets.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
(4) Restructuring and other costs relate to actions taken for headcount reductions, facility consolidations and site closures, product line exits, and other asset charges. Restructuring and other costs consist of the following:

	Three Months Ended March 31,
	2025	2024
Restructuring	$8,310	$18,655
Other costs, net	1,087	5,316
Restructuring and other costs	$9,397	$23,971
(5) Gain on dispositions, including post-closing adjustments; see Note 4 — Discontinued and Disposed Operations for further details.
(6) Certain expenses are maintained at the corporate level and not allocated to the segments. These expenses include executive and functional compensation costs, non-service pension costs, non-operating insurance expenses, shared business services and digital and IT overhead costs, deal-related expenses and various administrative expenses relating to the corporate headquarters.

	Three Months Ended March 31,
	2025	2024
Segment earnings margins:
Engineered Products	17.3%	18.8%
Clean Energy & Fueling	17.4%	15.7%
Imaging & Identification	27.7%	25.3%
Pumps & Process Solutions	30.6%	25.5%
Climate & Sustainability Technologies	15.0%	13.9%
Total segments	22.0%	19.7%

Depreciation and amortization:
Other depreciation and amortization:(7)
Engineered Products	$4,800	$4,785
Clean Energy & Fueling	8,578	7,921
Imaging & Identification	4,093	3,733
Pumps & Process Solutions	12,601	12,139
Climate & Sustainability Technologies	7,325	7,275
Total other depreciation and amortization	37,397	35,853
Corporate depreciation and amortization	1,840	1,731
Depreciation and amortization included in purchase accounting expenses and restructuring and other	48,181	44,187
Consolidated depreciation and amortization total	$87,418	$81,771
(7) Other depreciation and amortization relates to property, plant, and equipment and intangibles, and excludes amounts related to purchase accounting expenses and restructuring and other costs.

	Three Months Ended March 31,
Capital expenditures:	2025	2024
Engineered Products	$5,822	$5,170
Clean Energy & Fueling	11,093	10,043
Imaging & Identification	9,656	2,786
Pumps & Process Solutions	12,467	9,904
Climate & Sustainability Technologies	8,598	10,973
Corporate	556	1,174
Total capital expenditures	$48,192	$40,050

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
Selected financial information by segment (continued):

Total assets:	March 31, 2025	December 31, 2024
Engineered Products	$1,075,309	$1,063,292
Clean Energy & Fueling	3,623,154	3,601,573
Imaging & Identification	1,787,282	1,749,028
Pumps & Process Solutions	2,674,855	2,613,405
Climate & Sustainability Technologies	1,361,973	1,293,132
Corporate (8)	2,125,975	2,188,730
Total assets	$12,648,548	$12,509,160
(8) Corporate assets are comprised primarily of cash and cash equivalents.

The following table presents revenue disaggregated by geography based on the location of the Company's customers:

	Three Months Ended March 31,
Revenue by geography	2025	2024
United States	$1,023,117	$1,014,676
Europe	397,291	432,896
Asia	208,732	203,064
Other Americas	159,896	162,123
Other	77,023	70,960
Total	$1,866,059	$1,883,719

For the three months ended March 31, 2025 and 2024, the U.S. was the largest geographical market for revenue for the Engineered Products, Clean Energy & Fueling, Pumps & Process Solutions, and Climate & Sustainability Technologies segments, and Europe was the largest market for the Imaging & Identification segment.

17. Stockholders' Equity

Share Repurchases

In August 2023, the Company's Board of Directors approved a new standing share repurchase authorization whereby the Company may repurchase up to 20 million shares beginning on January 1, 2024 through December 31, 2026.

On February 29, 2024, the Company entered into a $500,000 accelerated share repurchase agreement (the "ASR Agreement") with Citibank, N.A. ("Citibank") to repurchase its shares in an accelerated share repurchase program (the "ASR Program"). Shares repurchased under the ASR Program are classified as equity, initially recorded at fair value with no subsequent remeasurement. The Company conducted the ASR Program under the current share repurchase authorization. The Company funded the ASR Program with net proceeds from commercial paper.

Under the terms of the ASR Agreement, the Company paid Citibank $500,000 on March 1, 2024 and on that date received initial delivery of 2,569,839 shares, representing a substantial majority of the shares expected to be retired over the course of the ASR Agreement. In July 2024, Citibank delivered 299,443 additional shares which completed the ASR Program totaling 2,869,282 repurchased shares. The total number of shares ultimately repurchased under the ASR Agreement was based on the volume-weighted average share price of Dover's common stock during the calculation period of the ASR Program, less a discount, which was $174.26 over the term of the ASR Program.

In the three months ended March 31, 2025, the Company repurchased 200,000 shares at a total cost of $40,700, or $203.50 per share. Exclusive of the ASR program, there were no share repurchases during the three months ended March 31, 2024.

As of March 31, 2025, 16,930,718 shares remain authorized for repurchase under the August 2023 share repurchase authorization.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
18. Earnings per Share

The following table sets forth a reconciliation of the information used in computing basic and diluted earnings per share:

	Three Months Ended March 31,
	2025	2024
Earnings from continuing operations	$239,241	$602,102
Earnings (loss) from discontinued operations, net	(8,420)	30,119
Net earnings	$230,821	$632,221
Basic earnings per common share:
Earnings from continuing operations	$1.74	$4.33
(Loss) earnings from discontinued operations, net	$(0.06)	$0.22
Net earnings	$1.68	$4.55
Weighted average shares outstanding	137,267,000	139,051,000
Diluted earnings per common share:
Earnings from continuing operations	$1.73	$4.30
(Loss) earnings from discontinued operations, net	$(0.06)	$0.22
Net earnings	$1.67	$4.52
Weighted average shares outstanding	138,260,000	139,869,000

The following table is a reconciliation of the share amounts used in computing earnings per share:

	Three Months Ended March 31,
	2025	2024
Weighted average shares outstanding - basic	137,267,000	139,051,000
Dilutive effect of assumed exercise of SARs and vesting of performance shares and RSUs	993,000	818,000
Weighted average shares outstanding - diluted	138,260,000	139,869,000

Diluted earnings per share amounts are computed using the weighted average number of common shares outstanding and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of SARs and vesting of performance shares and RSUs, as determined using the treasury stock method.

The weighted average number of anti-dilutive potential common shares excluded from the calculation above were approximately 42,000 and 107,000 for the three months ended March 31, 2025 and 2024, respectively.

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

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
Recently Adopted Accounting Standard

In September 2022, the FASB issued ASU No. 2022-04 Liabilities-Supplier Finance Programs ("SCF") (Topic 405-50): Disclosure of Supplier Finance Program Obligations. The amendments in this update require a buyer in a supplier finance program to disclose information about the program's nature, activity during the period, changes from period to period, and potential magnitude. The Company adopted the guidance when it became effective on January 1, 2023, except for the rollforward requirement, which was adopted when it became effective January 1, 2024. The adoption did not have a material impact on the Company's condensed consolidated financial statements.

Outstanding payments related to the SCF program are recorded within accounts payable in our condensed consolidated balance sheets. Amounts due to the SCF financial institutions as of March 31, 2025 and December 31, 2024 were approximately $122,413 and $156,973 respectively.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendment requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company adopted the guidance during fiscal year 2024 and for the interim period in the first quarter of 2025.

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

In the first quarter of 2025, revenue was $1.9 billion, which decreased $17.7 million, or 0.9%, as compared to the first quarter of 2024. This was due to disposition-related decline of 2.7% and an unfavorable impact from foreign currency translation of 1.1%, partially offset by acquisition-related revenue growth of 2.4% and organic revenue growth of 0.5%. The disposition-related decline was due to the sale of De-Sta-Co and was partially offset by acquisition-related growth primarily in our Clean Energy & Fueling segment.

The 0.5% organic revenue growth for the first quarter of 2025 was driven by our Pumps & Process Solutions, Imaging & Identification and Clean Energy & Fueling segments which grew 6.5%, 3.9%, and 1.8%, respectively. The growth was partially offset by the Engineered Products and Climate & Sustainability Technologies segments which declined 8.0% and 3.7%, respectively. For further information, see "Segment Results of Operations" within this Item 2.

From a geographic perspective, organic revenue for the U.S., our largest market, decreased 0.2% in the first quarter of 2025 compared to the prior year comparable quarter, due to decreased organic revenue in the Engineered Products segment. Organic revenue increased for Asia and Other Americas by 8.0% and 0.6%, respectively and decreased for Europe by 3.5%.

Bookings were $2.0 billion for the three months ended March 31, 2025, a decrease of $16.3 million or 0.8% compared to the prior year comparable quarter. Included in this result was disposition-related decline of 2.6% and an unfavorable impact from foreign currency translation of 1.1%, partially offset by acquisition-related growth of 2.4% and organic growth of 0.5%. The organic bookings growth was primarily driven by broad-based strength within the Clean Energy & Fueling segment and robust order rates in biopharmaceutical and data center liquid cooling applications in our Pumps & Process Solutions segment.

Restructuring and other costs for the three months ended March 31, 2025 were $9.4 million which included restructuring charges of $8.3 million and other costs of $1.1 million. Restructuring and other costs were generally related to headcount reductions and exit costs across the segments. For further discussion related to our restructuring and other costs, see "Restructuring and Other Costs (Benefits)," within this Item 2.

During the three months ended March 31, 2025, the Company completed one business acquisition for approximately $29.3 million, subject to post-closing adjustments. See Note 3 — Acquisitions in the condensed consolidated financial statements in Item 1 of this Form 10-Q for further details.

During the three months ended March 31, 2025, the Company repurchased 200,000 shares at a total cost of $40.7 million, or $203.50 per share. As of March 31, 2025, 16,930,718 shares remain authorized for repurchase under the August 2023 share repurchase authorization.

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended March 31,
(dollars in thousands, except per share figures)	2025	2024	% / Point Change
Revenue	$1,866,059	$1,883,719	(0.9)%
Cost of goods and services	1,120,559	1,186,532	(5.6)%
Gross profit	745,500	697,187	6.9%
Gross profit margin	40.0%	37.0%	3.0
Selling, general and administrative expenses	449,191	442,981	1.4%
Selling, general and administrative expenses as a percent of revenue	24.1%	23.5%	0.6
Operating earnings	296,309	254,206	16.6%
Interest expense	27,608	36,365	(24.1)%
Interest income	(20,254)	(4,756)	325.9%
Gain on dispositions	(2,468)	(529,943)	nm*
Other income, net	(3,958)	(7,139)	nm*
Earnings before provision for income taxes	295,381	759,679	(61.1)%
Provision for income taxes	56,140	157,577	(64.4)%
Effective tax rate	19.0%	20.7%	(1.7)
Earnings from continuing operations	239,241	602,102	(60.3)%
(Loss) earnings from discontinued operations, net	(8,420)	30,119	nm*
Net earnings	$230,821	$632,221	(63.5)%
Earnings per common share from continuing operations - diluted	$1.73	$4.30	(59.8)%
* nm - not meaningful

Revenue

Revenue for the three months ended March 31, 2025 decreased $17.7 million, or 0.9%, from the prior year comparable quarter. The decrease in revenue was due to disposition-related decline of 2.7% and an unfavorable impact from foreign currency translation of 1.1%, partially offset by acquisition-related growth of 2.4% and organic revenue growth of 0.5%. Customer pricing favorably impacted revenue by approximately 1.3% in the first quarter of 2025 and by 1.5% in the prior year comparable quarter.

Gross Profit

Gross profit for the three months ended March 31, 2025 increased $48.3 million, or 6.9%, and gross profit margin increased 300 basis points to 40.0%, versus the prior year comparable quarter. The gross profit margin increase was driven by strategic pricing, positive product mix and productivity and cost actions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2025 increased $6.2 million, or 1.4%, from the prior year comparable quarter, primarily due to increases in acquisition-related amortization expense and employee compensation and benefits, partially offset by lower restructuring costs. As a percentage of revenue, selling, general and administrative expenses increased 60 basis points as compared to the prior year comparable quarter to 24.1%.

Research and development costs, including qualifying engineering costs, are expensed when incurred and amounted to $37.5 million and $36.1 million for the three months ended March 31, 2025 and 2024. The costs as a percentage of revenue are 2.0% for the three months ended March 31, 2025 and 1.9% for the three months ended March 31, 2024.

Non-Operating Items

Interest Expense, net

For the three months ended March 31, 2025, interest expense, net of interest income, decreased $24.3 million, or 76.7%, to $7.4 million compared to the prior year comparable quarter primarily due to increased interest income generated by the proceeds from the sale of ESG held in highly liquid short-term investments and reduced interest expense resulting from a lack of commercial paper borrowings.

Gain on Dispositions

Gain on dispositions amounted to $2.5 million and $529.9 million for the three months ended March 31, 2025 and 2024, respectively. The 2024 gain on disposition was driven by the sale of the De-Sta-Co business on March 31, 2024. See Note 4 — Discontinued and Disposed Operations in the condensed consolidated financial statements in Item 1 of this Form 10-Q for additional details.

Income Taxes

The effective tax rates for the three months ended March 31, 2025 and 2024 were 19.0% and 20.7%, respectively. The decrease in the effective tax rate for the three months ended March 31, 2025 relative to the prior year comparable quarter was primarily due to a gain on disposition in the prior year.

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

Earnings from Continuing Operations

Earnings from continuing operations for the three months ended March 31, 2025 decreased 60.3% to $239.2 million, or $1.73 diluted earnings per share from continuing operations, from $602.1 million, or $4.30 diluted earnings per share from continuing operations, in the prior year comparable quarter. The decrease in earnings from continuing operations is due to the after-tax gain on the sale of De-Sta-Co.

Discontinued Operations

Earnings from discontinued operations, net for the three months ended March 31, 2025 and 2024 amounted to a loss of $8.4 million, and a gain of $30.1 million, respectively. The Company completed the sale of ESG on October 8, 2024. See Note 4 — Discontinued and Disposed Operations in the condensed consolidated financial statements in Item 1 of this Form 10-Q for additional details.

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

	Three Months Ended March 31,
(dollars in thousands)	2025	2024	% Change
Revenue	$254,646	$332,820	(23.5)%

Segment earnings	$44,114	$62,532	(29.5)%

Segment earnings margin	17.3%	18.8%

Operational metrics:
Bookings	$264,538	$329,925	(19.8)%

Components of revenue decline:
Organic decline			(8.0)%
Acquisitions			0.5%
Dispositions			(15.4)%
Foreign currency translation			(0.6)%
Total revenue decline			(23.5)%

First Quarter 2025 Compared to the First Quarter 2024

Engineered Products revenue for the first quarter of 2025 decreased $78.2 million, or 23.5%, as compared to the first quarter of 2024, due to a disposition-related decline of 15.4%, organic decline of 8.0% and an unfavorable impact from foreign currency translation of 0.6%, partially offset by acquisition-related growth of 0.5%. The disposition-related decline was due to the divestiture of De-Sta-Co in the first quarter of 2024. Acquisition-related growth was driven by the acquisition of Criteria Labs, Inc. in the third quarter of 2024. Customer pricing favorably impacted revenue by approximately 1.3% in the first quarter of 2025 and 0.8% in the prior year comparable quarter.

The organic revenue decline was primarily due to lower volumes in our North America vehicle service business and order timing within aerospace and defense, partially offset by favorable demand trends in our fluid dispensing and industrial winch and hoist businesses. We expect improving sequential performance over the rest of the year due to improving demand trends in several of our key end markets, most notably in our aerospace and defense businesses, as well as improving dynamics in vehicle service business demand.

Engineered Products segment earnings decreased $18.4 million, or 29.5%, compared to the first quarter of 2024. The decrease was primarily due to the divestiture of De-Sta-Co and the negative impact from lower volumes in North America vehicle service and aerospace and defense, partially offset by favorable price versus cost dynamics and benefits from restructuring actions. Segment earnings margin decreased to 17.3% from 18.8% as compared to the prior year comparable quarter.

Overall bookings decreased 19.8% as compared to the prior year comparable quarter, due to a disposition-related decline of 15.8%, organic decline of 4.1% and an unfavorable impact from foreign currency translation of 0.6%, partially offset by acquisition-related growth of 0.7%. The organic bookings decline was due to reduced demand in our vehicle service business, partially offset by strength in aerospace and defense. Segment book-to-bill was 1.04.

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

	Three Months Ended March 31,
(dollars in thousands)	2025	2024	% Change
Revenue	$491,148	$445,053	10.4%

Segment earnings	$85,644	$69,675	22.9%

Segment earnings margin	17.4%	15.7%

Operational metrics:
Bookings	$543,859	$471,610	15.3%

Components of revenue growth:
Organic growth			1.8%
Acquisitions			9.4%
Foreign currency translation			(0.8)%
Total revenue growth			10.4%

First Quarter 2025 Compared to the First Quarter 2024

Clean Energy & Fueling revenue for the first quarter of 2025 increased $46.1 million, or 10.4%, as compared to the first quarter of 2024, driven by acquisition-related growth of 9.4% and organic growth of 1.8%, partially offset by an unfavorable foreign currency translation impact of 0.8%. Acquisition-related growth was primarily driven by the acquisition of Marshall Excelsior Company in the third quarter of 2024. Customer pricing favorably impacted revenue in the first quarter of 2025 by approximately 1.4% and by 2.8% in the prior year comparable quarter.

The organic revenue growth was primarily driven by pricing actions and favorable demand trends in our below-ground retail fueling and clean energy components businesses. We expect demand conditions to remain constructive across end markets the rest of the year.

Clean Energy & Fueling segment earnings increased $16.0 million, or 22.9%, over the prior year comparable quarter. The increase was primarily driven by strategic pricing, the favorable impact from acquisitions, productivity initiatives and the benefits from restructuring actions, partially offset by inflationary costs. Segment earnings margin increased to 17.4% from 15.7% as compared to prior year comparable quarter.

Overall bookings increased 15.3% as compared to the prior year comparable quarter, driven by acquisition-related growth of 9.1% and organic growth of 7.5%, partially offset by an unfavorable impact from foreign currency translation of 1.3%. The organic bookings growth was primarily driven by North America above and below-ground retail fueling equipment and our clean energy platforms. Segment book-to-bill was 1.11.

Imaging & Identification

Our Imaging & Identification segment supplies precision marking and coding, product traceability, brand protection and digital textile printing equipment, as well as related consumables, software and services to the global packaged and consumer goods, pharmaceutical, industrial manufacturing, textile and other end-markets.

	Three Months Ended March 31,
(dollars in thousands)	2025	2024	% Change
Revenue	$280,090	$276,806	1.2%

Segment earnings	$77,575	$69,959	10.9%

Segment earnings margin	27.7%	25.3%

Operational metrics:
Bookings	$288,169	$278,433	3.5%

Components of revenue growth:
Organic growth			3.9%
Acquisitions			0.3%
Foreign currency translation			(3.0)%
Total revenue growth			1.2%

First Quarter 2025 Compared to the First Quarter 2024

Imaging & Identification revenue for the first quarter of 2025 increased $3.3 million, or 1.2%, as compared to the first quarter of 2024, driven by organic growth of 3.9% and acquisition-related growth of 0.3%, partially offset by an unfavorable impact from foreign currency translation of 3.0%. Customer pricing favorably impacted revenue in the first quarter of 2025 by approximately 2.3% and by approximately 3.6% in the prior year comparable quarter.

The organic revenue growth was primarily driven by pricing actions and increased demand for serialization software and marking and coding equipment and consumables, partly offset by lower volumes in digital textile printing. The demand outlook is favorable for the remainder of the year in our marking and coding business as well as in serialization software.

Imaging & Identification segment earnings increased $7.6 million, or 10.9%, over the prior year comparable quarter. The increase was primarily driven by the favorable impact from organic volume growth, pricing actions and productivity initiatives, partially offset by an unfavorable impact from foreign currency translation. Segment earnings margin increased to 27.7% from 25.3% in the prior year comparable quarter.

Overall bookings increased 3.5% as compared to the prior year comparable quarter, reflecting organic growth of 5.6% and acquisition-related growth of 0.7%, partially offset by an unfavorable impact from foreign currency translation of 2.8%. The organic bookings growth was primarily driven by increased marking and coding demand, and order intake in serialization software. Segment book-to-bill was 1.03.

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

	Three Months Ended March 31,
(dollars in thousands)	2025	2024	% Change
Revenue	$493,573	$465,729	6.0%

Segment earnings	$151,275	$118,737	27.4%

Segment earnings margin	30.6%	25.5%

Operational metrics:
Bookings	$499,287	$473,632	5.4%

Components of revenue growth:
Organic growth			6.5%
Acquisitions			0.2%
Foreign currency translation			(0.7)%
Total revenue growth			6.0%

First Quarter 2025 Compared to the First Quarter 2024

Pumps & Process Solutions revenue for the first quarter of 2025 increased $27.8 million, or 6.0%, as compared to the first quarter of 2024, driven by organic growth of 6.5% and acquisition-related growth of 0.2%, partially offset by an unfavorable impact from foreign currency translation of 0.7%. Acquisition-related growth was driven by the acquisition of Cryogenic Machinery Corp. ("Cryo-Mach") in the first quarter of 2025. Customer pricing favorably impacted revenue in the first quarter of 2025 by approximately 1.3% and by approximately 1.4% in the prior year comparable quarter.

The organic revenue growth was primarily driven by robust shipment rates of single-use biopharma components and connectors used in liquid cooling of high performance computers and data center applications, together with solid performance in precision components and industrial pumps, partially offset by expected revenue declines in our plastics and polymer processing solutions business, as customers shift focus to optimizing the significant capacity investments made over the last several years. Our outlook is favorable for the remainder of the year, most notably as it relates to demand for single use biopharma components and thermal connectors.

Pumps & Process Solutions segment earnings increased $32.5 million, or 27.4%, over the prior year comparable quarter. The increase was driven by the favorable impact from higher volumes, productivity initiatives, pricing actions and favorable portfolio mix, partially offset by an unfavorable impact from foreign currency translation. Segment earnings margin increased to 30.6% from 25.5% in the prior year comparable quarter.

Overall bookings increased 5.4% as compared to the prior year comparable quarter with organic growth of 5.9% and acquisition-related growth of 0.2%, partially offset by an unfavorable impact from foreign currency translation of 0.7%. The organic bookings growth was primarily driven by positive demand trends in biopharmaceutical end market and growth in high performance computing and data center application demand. Segment book-to-bill was 1.01.

Climate & Sustainability Technologies
Our Climate & Sustainability Technologies segment is a provider of innovative and energy-efficient equipment, components, solutions, services and parts for the commercial refrigeration, heating and cooling and beverage can-making equipment end-markets.

	Three Months Ended March 31,
(dollars in thousands)	2025	2024	% Change
Revenue	$347,888	$364,292	(4.5)%

Segment earnings	$52,119	$50,759	2.7%

Segment earnings margin	15.0%	13.9%

Operational metrics:
Bookings	$395,623	$453,086	(12.7)%

Components of revenue decline:
Organic decline			(3.7)%
Foreign currency translation			(0.8)%
Total revenue decline			(4.5)%

First Quarter 2025 Compared to the First Quarter 2024

Climate & Sustainability Technologies revenue decreased $16.4 million, or 4.5%, as compared to the first quarter of 2024, due to an organic revenue decline of 3.7% and an unfavorable impact from foreign currency translation of 0.8%. Customer pricing favorably impacted revenue in the first quarter of 2025 by approximately 0.2% and unfavorably impacted the prior year comparable quarter by approximately 0.6%.

The organic revenue decline was primarily due to project timing in retail refrigeration, partially offset by continued strong demand for low-GWP CO2 refrigerant systems, and improving demand across heat exchanger applications. We expect improvement as we move through 2025, as solid demand in CO2 refrigerant systems continues, demand for heat exchangers in data center cooling applications accelerates, and demand headwinds in both beverage can-making equipment and European residential heat pumps abates.

Climate & Sustainability Technologies segment earnings increased $1.4 million, or 2.7%, as compared to the first quarter of 2024. The segment earnings increase was primarily driven by productivity initiatives and cost actions across businesses, as well as the favorable mix impact from CO2 refrigerant systems growth in retail refrigeration, partially offset by the unfavorable impact from lower volumes. Segment earnings margin increased to 15.0% from 13.9% in the prior year comparable quarter.

Bookings in the first quarter of 2025 decreased 12.7% from the prior year comparable quarter, due to an organic decline of 12.1% and an unfavorable impact from foreign currency translation of 0.6%. The organic bookings decline was primarily due to order timing in retail refrigeration, partially offset by favorable heat exchanger demand trends. Segment book-to-bill was 1.14.

Reconciliation of Segment Earnings to Earnings from Continuing Operations

	Three Months Ended March 31,
(in thousands)	2025	2024
Earnings from Continuing Operations:
Segment earnings:
Engineered Products	$44,114	$62,532
Clean Energy & Fueling	85,644	69,675
Imaging & Identification	77,575	69,959
Pumps & Process Solutions	151,275	118,737
Climate & Sustainability Technologies	52,119	50,759
Total segment earnings	410,727	371,662
Purchase accounting expenses (1)	49,104	44,187
Restructuring and other costs (2)	9,397	23,971
Gain on dispositions (3)	(2,468)	(529,943)
Corporate expense / other (4)	51,959	42,159
Interest expense	27,608	36,365
Interest income	(20,254)	(4,756)
Earnings before provision for income taxes	295,381	759,679
Provision for income taxes	56,140	157,577
Earnings from continuing operations	$239,241	$602,102
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
(4) Certain expenses are maintained at the corporate level and not allocated to the segments. These expenses include executive and functional compensation costs, non-service pension costs, non-operating insurance expenses, shared business services and digital and IT overhead costs, deal related expenses and various administrative expenses relating to the corporate headquarters.

Restructuring and Other Costs (Benefits)

Restructuring and other costs are not presented in our segment earnings because these costs are excluded from the segment operating performance measure reviewed by management. During the three months ended March 31, 2025, we incurred restructuring charges of $8.3 million and other costs, net of $1.1 million. Restructuring charges for the three months ended March 31, 2025 were primarily related to headcount reductions and exit costs across the segments. These restructuring programs were initiated in 2024 and 2025 and the Company will continue to make proactive adjustments to its cost structure to align with current demand trends. These restructuring and other charges were recorded in cost of goods and services and selling, general and administrative expenses in the condensed consolidated statements of earnings. Additional programs beyond the scope of the announced programs may be implemented during 2025 with related restructuring and other cost charges.

We recorded the following restructuring and other costs for the three months ended March 31, 2025:

	Three Months Ended March 31, 2025
(in thousands)	Engineered Products	Clean Energy & Fueling	Imaging & Identification	Pumps & Process Solutions	Climate & Sustainability Technologies	Corporate	Total
Restructuring	$2,468	$1,768	$169	$1,945	$1,666	$294	$8,310
Other (benefits) costs	61	115	415	(43)	401	138	1,087
Restructuring and other costs	$2,529	$1,883	$584	$1,902	$2,067	$432	$9,397

During the three months ended March 31, 2024, we incurred restructuring charges of $18.7 million and other costs, net of $5.3 million. Restructuring charges for the three months ended March 31, 2024 primarily related to product line exit costs and headcount reductions in the Climate & Sustainability Technologies, Clean Energy & Fueling and Pumps & Process Solutions segments. These restructuring programs were initiated in 2023 and 2024. Other (benefits) costs, net of $5.3 million for the three months ended March 31, 2024, were primarily due to a non-cash asset impairment charge in our Climate & Sustainability Technologies segment. These restructuring and other charges were recorded in cost of goods and services and selling, general and administrative expenses in the condensed consolidated statements of earnings.

We recorded the following restructuring and other costs for the three months ended March 31, 2024:

	Three Months Ended March 31, 2024
(in thousands)	Engineered Products	Clean Energy & Fueling	Imaging & Identification	Pumps & Process Solutions	Climate & Sustainability Technologies	Corporate	Total
Restructuring	$492	$4,965	$760	$1,351	$11,070	$17	$18,655
Other (benefits) costs	(28)	659	469	57	3,450	709	5,316
Restructuring and other costs	$464	$5,624	$1,229	$1,408	$14,520	$726	$23,971

Purchase Accounting Expenses

Purchase accounting expenses primarily relate to amortization of acquired intangible assets. These expenses are not presented in our segment earnings because they are excluded from the segment operating performance measure reviewed by management. These expenses reconcile to segment earnings as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Purchase Accounting Expenses
Engineered Products	$2,657	$2,630
Clean Energy & Fueling	25,621	20,957
Imaging & Identification	5,610	5,741
Pumps & Process Solutions	10,808	9,811
Climate & Sustainability Technologies	4,408	5,048
Total	$49,104	$44,187

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

Cash Flow Summary

The following table is derived from our condensed consolidated statements of cash flows:

	Three Months Ended March 31,
Cash Flows from Operations (in thousands)	2025	2024
Net cash flows provided by (used in):
Operating activities	$157,474	$146,456
Investing activities	(74,186)	432,416
Financing activities	(122,234)	(80,782)

Operating Activities

Cash flow from operating activities for the three months ended March 31, 2025 increased by $11.0 million compared to March 31, 2024, primarily driven by higher operating earnings during the quarter.

Adjusted Working Capital: We believe adjusted working capital (a non-GAAP measure calculated as receivables, plus inventory, less accounts payable) provides a meaningful measure of liquidity by showing changes caused by operational results.

The following table provides a calculation of adjusted working capital:

Adjusted Working Capital (in thousands)	March 31, 2025	December 31, 2024
Receivables, net	$1,379,232	$1,354,225
Inventories, net	1,209,291	1,144,838
Less: Accounts payable	844,063	848,006
Adjusted working capital	$1,744,460	$1,651,057

Adjusted working capital increased by $93.4 million, or 5.7%, in the three months ended March 31, 2025, which reflected an increase of $25.0 million in receivables, net, an increase of $64.5 million in inventory, net and a decrease in accounts payable of $3.9 million. These amounts include the effects of acquisitions, dispositions and foreign currency translation. The change in accounts receivable and payable reflect the timing of payments and collections. The increase in inventories is driven by production planning ahead of higher expected shipment volumes in the next several quarters.

Investing Activities

Cash flow from investing activities is derived from cash inflows from proceeds from dispositions, offset by cash outflows for acquisitions and capital expenditures. The majority of the activity in investing activities was comprised of the following:

•Proceeds from dispositions: During the three months ended March 31, 2025, we received an additional $3.8 million of net proceeds related to the sale of a minority-owned equity method investment within the Climate & Sustainability Technologies segment. During the three months ended March 31, 2024, we received net proceeds of $611.7 million from the disposition of De-Sta-Co. See Note 4 — Discontinued and Disposed Operations in the condensed consolidated financial statements in Item 1 of this Form 10-Q for further details.

•Acquisitions: During the three months ended March 31, 2025, we deployed approximately $29.3 million, net to acquire one business within the Pumps & Process Solutions segment. In comparison, during the three months ended March 31, 2024, we deployed approximately $144.9 million, net to acquire three businesses within the Clean Energy & Fueling segment. See Note 3 — Acquisitions in the condensed consolidated financial statements in Item 1 of this Form 10-Q for further details.

•Capital spending: Capital expenditures increased $8.1 million during the three months ended March 31, 2025, compared to the three months ended March 31, 2024, in line with our planned capital expenditures for the year.

We anticipate that capital expenditures and any additional acquisitions we make through the remainder of 2025 will be funded from available cash and internally generated funds and, if necessary, through the issuance of commercial paper, or by accessing the public debt or equity markets. We estimate capital expenditures in 2025 to range from $170.0 million to $190.0 million.

Financing Activities

Cash flow from financing activities generally relates to the use of cash for purchases of our common stock and payment of dividends, offset by net borrowing activity. The majority of financing activity was attributed to the following:

•Repurchase of common stock, including accelerated share repurchase program: During the three months ended March 31, 2025, the Company repurchased a total of 200,000 shares for $40.7 million. During the three months ended March 31, 2024, the Company used $500.0 million to repurchase 2,569,839 shares on March 1, 2024 under an accelerated share repurchase transaction. See Note 17 — Stockholders' Equity in the condensed consolidated financial statements in Item 1 of this Form 10-Q for further details.

•Commercial paper and other short-term borrowings, net: The Company had no commercial paper borrowings during the three months ended March 31, 2025. During the three months ended March 31, 2024, we received net proceeds of $500.7 million from commercial paper borrowings, primarily used to fund our accelerated share repurchase transaction.

•Dividend payments: Total dividend payments to common shareholders were $71.4 million during the three months ended March 31, 2025 and 2024. Our dividends paid per common share increased 1.0% to $0.515 during the three months ended March 31, 2025 compared to $0.51 during the same period in 2024.

Cash Flows from Discontinued Operations

Net cash (used in) provided by discontinued operations for the three months ended March 31, 2025 and March 31, 2024 amounted to $(0.9) million and $17.6 million, respectively.

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

The following table reconciles our free cash flow to cash flow provided by operating activities:

	Three Months Ended March 31,
Free Cash Flow (dollars in thousands)	2025	2024
Cash flow provided by operating activities	$157,474	$146,456
Less: Capital expenditures	(48,192)	(40,050)
Free cash flow	$109,282	$106,406
Cash flow from operating activities as a percentage of revenue	8.4%	7.8%
Cash flow from operating activities as a percentage of earnings from continuing operations	65.8%	24.3%
Free cash flow as a percentage of revenue	5.9%	5.6%
Free cash flow as a percentage of earnings from continuing operations	45.7%	17.7%

For the three months ended March 31, 2025, we generated free cash flow of $109.3 million, representing 5.9% of revenue and 45.7% of earnings from continuing operations. Free cash flow for the three months ended March 31, 2025 increased $2.9 million, compared to March 31, 2024, primarily driven by higher operating earnings, partially offset by higher capital expenditures. The increases in cash flow from operating activities and free cash flow as percentages of earnings from continuing operations are due primarily to the gain on disposition of De-Sta-Co impacting the prior year. See Note 4 — Discontinued and Disposed Operations in the condensed consolidated financial statements in Item 1 of this Form 10-Q for further details.

Capitalization

We use commercial paper borrowings for general corporate purposes, including the funding of acquisitions and the repurchase of our common stock. As of March 31, 2025, we maintained $1.0 billion five-year and $500.0 million 364-day unsecured revolving credit facilities (together, the "Credit Agreements") with a syndicate of banks which expire April 6, 2028 and expired April 3, 2025, respectively. On April 3, 2025, the Company entered into a new $500.0 million 364-day unsecured revolving credit facility with a syndicate of banks which expires on April 2, 2026. The Company may elect to extend the maturity date of any loans under the new 364-day credit facility until April 2, 2027, subject to conditions specified therein. The Credit Agreements are designated as a liquidity back-stop for the Company's commercial paper program and also are available for general corporate purposes.

At the Company's election, loans under the Credit Agreements will bear interest at a base rate plus an applicable margin. The Credit Agreements require the Company to pay facility fees and impose various restrictions on the Company such as, among other things, a requirement to maintain an interest coverage ratio of consolidated EBITDA to consolidated net interest expense of not less than 3.0 to 1.0. The Company was in compliance with all covenants in the Credit Agreements and other long-term debt covenants at March 31, 2025 and had an interest coverage ratio of consolidated EBITDA to consolidated net interest expense of 49.4 to 1. We are not aware of any potential impairment to our liquidity and expect to remain in compliance with all of our debt covenants.

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

At March 31, 2025, our cash and cash equivalents totaled $1.8 billion, of which approximately $339.3 million was held outside the United States. At December 31, 2024, our cash and cash equivalents totaled $1.8 billion, of which approximately $300.5 million was held outside the United States. Cash and cash equivalents are held primarily in bank deposits with highly rated banks. We regularly hold cash in excess of near-term requirements in bank deposits or invest the funds in government money market instruments or short-term investments, which consist of investment grade time deposits with original maturity dates at the time of purchase of no greater than three months.

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

Net Debt to Net Capitalization Ratio (dollars in thousands)	March 31, 2025	December 31, 2024
Current portion of long-term debt and other short-term borrowings	$400,262	$400,056
Long-term debt	2,572,540	2,529,346
Total debt	2,972,802	2,929,402
Less: Cash and cash equivalents	(1,805,320)	(1,844,877)
Net debt	1,167,482	1,084,525
Add: Stockholders' equity	7,137,767	6,953,996
Net capitalization	$8,305,249	$8,038,521
Net debt to net capitalization	14.1%	13.5%

Our net debt to net capitalization ratio increased to 14.1% at March 31, 2025 compared to 13.5% at December 31, 2024. Net debt increased $83.0 million during the period primarily due to the increase in value of the euro-denominated debt resulting from foreign currency translation adjustments and a decrease in cash and cash equivalents. Stockholders' equity increased for the period primarily driven by current earnings of $230.8 million, partially offset by dividends paid for the period.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, especially MD&A, contains "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. All statements in this document other than statements of historical fact are statements that are, or could be deemed, "forward-looking" statements. Some of these statements may be indicated by words such as "may", "anticipate", "expect", "believe", "intend", "continue", "guidance", "estimates", "suggest", "will", "plan", "should", "would", "could", "forecast" and other words and terms that use the future tense or have a similar meaning. Forward-looking statements are based on current expectations and are subject to numerous important risks, uncertainties, and assumptions, including those described in our Annual Report on Form 10-K for the year ended December 31, 2024. Factors that could cause actual results to differ materially from current expectations include, among other things: general economic conditions and conditions in the particular markets in which we operate; supply chain constraints and labor shortages that could result in production stoppages, inflation in material input costs and freight logistics; the impacts of natural or human induced disasters, acts of war, terrorism, international conflicts, and public health crises or other future pandemics on the global economy and on our customers, suppliers, employees, business and cash flows; changes in customer demand and capital spending; competitive factors and pricing pressures; our ability to develop and launch new products in a cost-effective manner; changes in law, including the effect of tax laws and developments with respect to trade policy and tariffs; our ability to identify and complete acquisitions and integrate and realize synergies from newly acquired businesses; acquisition valuation levels; the impact of interest rate and currency exchange rate fluctuations; capital allocation plans and changes in those plans, including with respect to dividends, share repurchases, investments in research and development, capital expenditures and acquisitions; our ability to effectively deploy capital resulting from dispositions; our ability to derive expected benefits from restructurings, productivity initiatives and other cost reduction actions; the impact of legal compliance risks and litigation, including with respect to product quality and safety, cybersecurity and privacy; and our ability to capture and protect intellectual property rights, and various other factors that are described in our periodic reports filed with or furnished to the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2024. The Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the three months ended March 31, 2025. For a discussion of our exposure to market risk, refer to Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Item 4. Controls and Procedures

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2025.

During the first quarter of 2025, there were no changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

See Note 14 — Commitments and Contingent Liabilities in the condensed consolidated financial statements in Item 1 of this Form 10-Q.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

a.Not applicable.

b.Not applicable.

c.The below table presents shares of Dover stock that we acquired during the quarter.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs (1)
January 1 to January 31	—	$—	—	17,130,718
February 1 to February 28	200,000	203.50	200,000	16,930,718
March 1 to March 31	—	—	—	16,930,718
For the First Quarter	200,000	$203.50	200,000	16,930,718
(1) In August 2023, the Company's Board of Directors approved a new standing share repurchase authorization whereby the Company may repurchase up to 20 million shares beginning on January 1, 2024 through December 31, 2026. The Company repurchased 200,000 shares under the August 2023 authorization during the three months ended March 31, 2025. As of March 31, 2025, the number of shares still available for repurchase under the current share repurchase authorization was 16,930,718.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

a.- b. None.

c. During the three months ended March 31, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

31.1	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Christopher B. Woenker.

31.2	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Richard J. Tobin.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Richard J. Tobin and Christopher B. Woenker.

101
The following materials from Dover Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page formatted in Inline XBRL and contained in Exhibit 101.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

DOVER CORPORATION

Date:	April 24, 2025	/s/ Christopher B. Woenker
Christopher B. Woenker
Senior Vice President & Chief Financial Officer
(Principal Financial Officer)

Date:	April 24, 2025	/s/ Ryan W. Paulson
Ryan W. Paulson
Vice President, Controller
(Principal Accounting Officer)