Form 10-Q
period 2025-06-30
DOVER Corp
filed 2025-07-24
CIK 29905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☑
The number of shares outstanding of the Registrant’s common stock as of July 18, 2025 was 137,134,453.

Dover Corporation
Form 10-Q

Item 1. Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$2,049,592	$1,948,782	$3,915,651	$3,832,501
Cost of goods and services	1,231,330	1,196,259	2,351,889	2,382,791
Gross profit	818,262	752,523	1,563,762	1,449,710
Selling, general and administrative expenses	463,665	429,055	912,856	872,036
Operating earnings	354,597	323,468	650,906	577,674
Interest expense	26,791	32,374	54,399	68,739
Interest income	(17,935)	(4,081)	(38,189)	(8,837)
(Gain) loss on dispositions	(2,176)	663	(4,644)	(529,280)
Other income, net	(4,180)	(12,845)	(8,138)	(19,984)
Earnings before provision for income taxes	352,097	307,357	647,478	1,067,036
Provision for income taxes	71,967	60,770	128,107	218,347
Earnings from continuing operations	280,130	246,587	519,371	848,689
(Loss) earnings from discontinued operations, net	(1,066)	35,235	(9,486)	65,354
Net earnings	$279,064	$281,822	$509,885	$914,043

Earnings per share from continuing operations:
Basic	$2.04	$1.79	$3.78	$6.14
Diluted	$2.03	$1.78	$3.76	$6.10
(Loss) earnings per share from discontinued operations:
Basic	$(0.01)	$0.26	$(0.07)	$0.47
Diluted	$(0.01)	$0.25	$(0.07)	$0.47
Net earnings per share:
Basic	$2.03	$2.05	$3.71	$6.61
Diluted	$2.02	$2.04	$3.69	$6.57
Weighted average shares outstanding:
Basic	137,226	137,443	137,261	138,247
Diluted	137,974	138,404	138,132	139,136

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net earnings	$279,064	$281,822	$509,885	$914,043
Other comprehensive earnings (loss), net of tax
Foreign currency translation adjustments:
Foreign currency translation gain (loss)	88,106	(12,603)	140,112	(41,945)
Reclassification of foreign currency translation losses to earnings	1,858	—	1,858	13,931
Total foreign currency translation adjustments (net of $25,212, $(3,074), $34,800 and $(7,460) tax benefit (provision), respectively)	89,964	(12,603)	141,970	(28,014)
Pension and other post-retirement benefit plans:
Amortization of actuarial gain included in net periodic pension cost	(293)	(369)	(605)	(736)
Amortization of prior service credits included in net periodic pension cost	(172)	(153)	(331)	(312)
Settlement and curtailment impact(1)	(565)	—	(565)	—
Total pension and other post-retirement benefit plans (net of $293, $138, $425 and $277 tax benefit, respectively)	(1,030)	(522)	(1,501)	(1,048)
Changes in fair value of cash flow hedges:
Unrealized net (loss) gain arising during period	(3,967)	988	(4,923)	861
Net loss (gain) reclassified into earnings	965	(231)	564	(704)
Total cash flow hedges (net of $877, $(223), $1,273 and $(46) tax benefit (provision) respectively)	(3,002)	757	(4,359)	157
Other comprehensive earnings (loss), net of tax	85,932	(12,368)	136,110	(28,905)
Comprehensive earnings	$364,996	$269,454	$645,995	$885,138
(1) Included in (loss) earnings from discontinued operations, net in the condensed consolidated statement of earnings.

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,264,893	$1,844,877
Receivables, net	1,481,097	1,354,225
Inventories, net	1,305,811	1,144,838
Prepaid and other current assets	168,836	140,557
Total current assets	4,220,637	4,484,497
Property, plant and equipment, net	1,079,756	987,924
Goodwill	5,370,685	4,905,702
Intangible assets, net	1,900,089	1,580,854
Other assets and deferred charges	590,117	550,183
Total assets	$13,161,284	$12,509,160

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$400,477	$400,056
Accounts payable	869,907	848,006
Accrued compensation and employee benefits	229,663	292,371
Deferred revenue	202,736	198,629
Accrued insurance	88,848	87,952
Other accrued expenses	344,463	335,326
Federal and other income taxes	29,630	34,187
Total current liabilities	2,165,724	2,196,527
Long-term debt	2,668,666	2,529,346
Deferred income taxes	394,518	352,006
Non-current income tax payable	—	6,158
Other liabilities	491,071	471,127
Stockholders' equity:
Total stockholders' equity	7,441,305	6,953,996
Total liabilities and stockholders' equity	$13,161,284	$12,509,160

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except per share data)
(Unaudited)

	Common stock $1 par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings (loss)	Treasury stock	Total stockholders' equity
Balance at April 1, 2025	$260,117	$907,471	$13,569,055	$(277,598)	$(7,321,278)	$7,137,767
Net earnings	—	—	279,064	—	—	279,064
Dividends paid ($0.515 per share)	—	—	(70,620)	—	—	(70,620)
Common stock issued for the exercise of share-based awards	32	2,127	—	—	—	2,159
Stock-based compensation expense	—	7,003	—	—	—	7,003
Other comprehensive earnings, net of tax	—	—	—	85,932	—	85,932
Balance at June 30, 2025	$260,149	$916,601	$13,777,499	$(191,666)	$(7,321,278)	$7,441,305

	Common stock $1 par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total stockholders' equity
Balance at April 1, 2024	$259,943	$817,839	$11,556,408	$(254,403)	$(7,226,935)	$5,152,852
Net earnings	—	—	281,822	—	—	281,822
Dividends paid ($0.51 per share)	—	—	(70,207)	—	—	(70,207)
Common stock issued for the exercise of share-based awards	28	1,976	—	—	—	2,004
Stock-based compensation expense	—	9,520	—	—	—	9,520
Other comprehensive loss, net of tax	—	—	—	(12,368)	—	(12,368)
Balance at June 30, 2024	$259,971	$829,335	$11,768,023	$(266,771)	$(7,226,935)	$5,363,623

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except per share data)
(Unaudited)

	Common stock $1 par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings (loss)	Treasury stock	Total stockholders' equity
Balance at January 1, 2025	$260,031	$892,686	$13,409,633	$(327,776)	$(7,280,578)	$6,953,996
Net earnings	—	—	509,885	—	—	509,885
Dividends paid ($1.03 per share)	—	—	(142,019)	—	—	(142,019)
Common stock issued for the exercise of share-based awards	118	(6,962)	—	—	—	(6,844)
Stock-based compensation expense	—	30,877	—	—	—	30,877
Common stock acquired	—	—	—	—	(40,700)	(40,700)
Other comprehensive earnings, net of tax	—	—	—	136,110	—	136,110
Balance at June 30, 2025	$260,149	$916,601	$13,777,499	$(191,666)	$(7,321,278)	$7,441,305

	Common stock $1 par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total stockholders' equity
Balance at January 1, 2024	$259,842	$886,690	$10,995,624	$(237,866)	$(6,797,685)	$5,106,605
Net earnings	—	—	914,043	—	—	914,043
Dividends paid ($1.02 per share)	—	—	(141,644)	—	—	(141,644)
Common stock issued for the exercise of share-based awards	129	(7,034)	—	—	—	(6,905)
Stock-based compensation expense	—	24,679	—	—	—	24,679
Common stock acquired, including accelerated share repurchase program and excise tax	—	(75,000)	—	—	(429,250)	(504,250)
Other comprehensive loss, net of tax	—	—	—	(28,905)	—	(28,905)
Balance at June 30, 2024	$259,971	$829,335	$11,768,023	$(266,771)	$(7,226,935)	$5,363,623

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Operating Activities:
Net earnings	$509,885	$914,043
Adjustments to reconcile net earnings to cash provided by operating activities:
Loss (earnings) from discontinued operations, net	9,486	(65,354)
Depreciation and amortization	181,801	164,511
Stock-based compensation expense	30,877	24,110
Gain on dispositions	(4,644)	(529,280)
Other, net	(12,068)	42,095
Cash effect of changes in assets and liabilities:
Accounts receivable, net	(62,914)	(134,650)
Inventories	(77,568)	(36,966)
Prepaid expenses and other assets	1,817	(20,490)
Accounts payable	(7,485)	25,548
Accrued compensation and employee benefits	(93,931)	(53,450)
Accrued expenses and other liabilities	(30,430)	(8,338)
Accrued and deferred taxes, net	(75,012)	(26,142)
Net cash provided by operating activities	369,814	295,637
Investing Activities:
Additions to property, plant and equipment	(109,124)	(75,872)
Acquisitions, net of cash and cash equivalents acquired	(658,480)	(144,872)
Proceeds from dispositions, net of cash transferred	5,998	674,727
Other	5,836	11,648
Net cash (used in) provided by investing activities	(755,770)	465,631
Financing Activities:
Repurchase of common stock, including accelerated share repurchase program	(40,700)	(500,000)
Change in commercial paper and other short-term borrowings, net	85	(257,811)
Dividends paid to stockholders	(142,019)	(141,644)
Payments to settle employee tax obligations on exercise of share-based awards	(10,292)	(9,910)
Other	(13,543)	(2,074)
Net cash used in financing activities	(206,469)	(911,439)
Cash Flows from Discontinued Operations:
Net cash (used in) provided by operating activities of discontinued operations	(255)	74,619
Net cash used in investing activities of discontinued operations	(9,796)	(7,615)
Net cash (used in) provided by discontinued operations	(10,051)	67,004

Effect of exchange rate changes on cash and cash equivalents	22,492	(3,942)
Net decrease in cash and cash equivalents	(579,984)	(87,109)
Cash and cash equivalents at beginning of period, including cash held for sale (1)	1,844,877	415,861
Cash and cash equivalents at end of period	$1,264,893	$328,752
(1) Cash held for sale as of December 31, 2023 totaled $17,300. There was no cash held for sale as of December 31, 2024.

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

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
At June 30, 2025, we estimated that $358,900 in revenue is expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. We expect to recognize approximately 71.2% of the Company's unsatisfied (or partially unsatisfied) performance obligations as revenue through 2026, 16.8% in 2027, with the remaining balance to be recognized in 2028 and thereafter.

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

The following table provides information about contract assets and contract liabilities from contracts with customers:

	June 30, 2025	December 31, 2024	December 31, 2023
Contract assets - current	$18,220	$22,413	$19,561
Contract liabilities - current	202,736	198,629	194,798
Contract liabilities - non-current	4,290	4,452	7,098

The revenue recognized during the six months ended June 30, 2025 and 2024 that was included in contract liabilities at the beginning of the period amounted to $116,466 and $137,828, respectively.

3. Acquisitions

2025 Acquisitions

During the six months ended June 30, 2025, the Company acquired three business in separate transactions for total consideration of $658,480, net of cash acquired. These businesses were acquired to complement and expand upon existing operations within the Pumps & Process Solutions Segment. The goodwill recorded as a result of these acquisitions represents the economic benefits expected to be derived from product line expansions and operational synergies. Goodwill of $9,250 is deductible for income tax purposes and $313,702 is non-deductible for income tax purposes for these acquisitions.

Sikora

On June 11, 2025, the Company acquired 99.8% of the equity interest in Sikora AG ("Sikora"), a provider of precision measurement, inspection and control solutions for production processes in the wires and cables, hoses, optical fibers and plastic industries for $613,052, net of cash acquired. The Sikora acquisition strengthens the Company's offerings in the Pumps & Process Solutions segment. In connection with this acquisition, the Company recorded goodwill of $304,995 and intangible assets of $261,904 for customer intangibles, $71,219 for unpatented technology and $17,231 for trademarks. The fair value for customer intangibles at the acquisition date was determined using the multi-period excess earnings method under the income approach. The fair value measurements of intangible assets are based on significant unobservable inputs, and thus represent Level 3 inputs. Significant assumptions used in assessing the fair value of intangible assets include discounted future cash flows, customer attrition rates and discount rates. The fair values of the assets acquired and liabilities assumed, and the related tax balances, are based on preliminary estimates and assumptions. These preliminary estimates and assumptions could change significantly during the measurement period as the Company finalizes the valuations of the assets acquired and the liabilities assumed and the related tax balances.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
The following presents the preliminary allocation of purchase price to the assets acquired and liabilities assumed in the Sikora acquisition, based on their estimated fair values at acquisition date:

Total
Current assets, net of cash acquired	$54,145
Property, plant and equipment	28,492
Goodwill	304,995
Intangible assets	350,354
Other assets and deferred charges	3,938
Current liabilities	(22,765)
Non-current liabilities	(106,107)
Net assets acquired	$613,052

Other Acquisitions

On January 17, 2025, the Company acquired 100% of the equity interest in Cryogenic Machinery Corp. ("Cryo-Mach"), a provider of cryogenic centrifugal pumps, mechanical seals and accessories, for total consideration of $28,899, net of cash acquired and inclusive of measurement period adjustments. The Cryo-Mach business was acquired to expand the Company's participation in cryogenic applications within the Pumps & Process Solutions segment. In connection with this acquisition, the Company recorded preliminary tax-deductible goodwill of $9,250 and intangible assets of $21,011, primarily related to customer intangibles.

On June 18, 2025, the Company acquired 100% of the equity interest in ipp Pump Products GmbH ("ipp"), a specialized manufacturer of sanitary pump technologies, including hygienic lobe, progressive, and other processing equipment for $16,529, net of cash acquired. ipp's products expand the Company's capabilities in critical hygienic applications within the Pumps & Process Solutions segment. In connection with this acquisition, the Company recorded preliminary goodwill of $8,707 and intangible assets of $7,049, primarily related to customer intangibles.

The amounts assigned to goodwill and major intangible asset classifications for acquisitions during the six months ended June 30, 2025 were as follows:

	Amount allocated	Weighted Average Useful Life (in years)
Goodwill	$9,250	na
Goodwill - non-deductible	313,702	na
Customer intangibles	285,463	17
Unpatented technologies	74,294	11
Trademarks	18,657	15
	$701,366

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

The amounts assigned to goodwill and major intangible asset classifications for acquisitions during the six months ended June 30, 2024 were as follows:

	Amount allocated	Weighted Average Useful Life (in years)
Goodwill - non-deductible	$98,982	na
Customer intangibles	74,595	12
Unpatented technologies	14,141	7
Trademarks	3,886	15
	$191,604

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
4. Discontinued and Disposed Operations

Discontinued Operations

On October 8, 2024, the Company completed the sale of the ESG business, an operating company within the Engineered Products segment, to Terex Corporation for total preliminary consideration, net of cash transferred, of $2.0 billion, subject to post-closing adjustments. The ESG sale qualifies for discontinued operations reporting because its disposal represented a strategic shift with a major effect on the Company's operations and financial results. As a result, the Company has classified the results of operations as discontinued operations in the condensed consolidated statements of earnings and the condensed consolidated statements of cash flows for the six months ended June 30, 2024. During the six months ended June 30, 2025, net working capital adjustments of $9,796 ($7,739 after-tax) and other post-closing adjustments of $2,197 ($1,747 after-tax) were recorded resulting in a loss from discontinued operations, net of $9,486 in the condensed consolidated statements of earnings. During the three months ended June 30, 2025, other post-closing adjustments of $1,335 ($1,066 after-tax) were recorded resulting in a loss from discontinued operations in the condensed consolidated statements of earnings.

In June 2025, a jury returned a verdict against the ESG business for approximately $58.9 million in connection with litigation involving alleged breach of contract and inducement of breach of fiduciary duty claims arising from certain product development efforts. ESG expects to file post-trial motions and, if necessary, an appeal with the U.S. Court of Appeals for the Seventh Circuit. The Company has not recognized an expense in connection with this matter because it does not currently believe a loss is probable.

Summarized results of the Company's discontinued operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$—	$229,480	$—	$439,702
Cost of goods and services	—	160,436	—	310,590
Gross profit	—	69,044	—	129,112
Selling, general and administrative expenses	—	23,138	—	43,281
Operating earnings	—	45,906	—	85,831
Loss on disposition	1,335	—	11,993	—
Other (income) expense, net	—	(25)	—	697
(Loss) earnings from discontinued operations before provision for income taxes	(1,335)	45,931	(11,993)	85,134
(Benefit) provision for income taxes	(269)	10,696	(2,507)	19,780
(Loss) earnings from discontinued operations, net	$(1,066)	$35,235	$(9,486)	$65,354

2025 Dispositions

There were no material dispositions in 2025.

2024 Disposition

On March 31, 2024, the Company completed the sale of the De-Sta-Co business, an operating company within the Engineered Products segment, for total consideration, net of cash transferred, of $674,727. Of the total consideration, $63,000 was received upon finalization of closing activities in India and China, which occurred during the second quarter of 2024. This sale resulted in a preliminary pre-tax gain on disposition of $529,280 ($414,451 after-tax) included within the condensed consolidated statements of earnings for the six months ended June 30, 2024. The sale did not meet the criteria to be classified as a discontinued operation, as it did not represent a strategic shift that would have a major effect on operations and financial results.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
5. Inventories, net

	June 30, 2025	December 31, 2024
Raw materials	$742,859	$649,993
Work in progress	260,807	233,544
Finished goods	441,038	390,625
Subtotal	1,444,704	1,274,162
Less reserves	(138,893)	(129,324)
Total	$1,305,811	$1,144,838

6. Property, Plant and Equipment, net

	June 30, 2025	December 31, 2024
Land	$67,716	$62,270
Buildings and improvements	686,337	626,075
Machinery, equipment and other	2,091,830	1,945,479
Property, plant and equipment, gross	2,845,883	2,633,824
Accumulated depreciation	(1,766,127)	(1,645,900)
Property, plant and equipment, net	$1,079,756	$987,924

Depreciation expense totaled $43,157 and $38,554 for the three months ended June 30, 2025 and 2024, respectively. For the six months ended June 30, 2025 and 2024, depreciation expense totaled $81,826 and $76,380, respectively.

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

	2025	2024
Balance at January 1	$28,794	$30,679
Provision for expected credit losses, net of recoveries	5,017	3,261
Amounts written off charged against the allowance	(2,441)	(3,018)
Other, including foreign currency translation	6,543	(859)
Balance at, June 30	$37,913	$30,063

8. Goodwill and Other Intangible Assets

The changes in the carrying value of goodwill by reportable segments were as follows:

	Engineered Products	Clean Energy & Fueling	Imaging & Identification	Pumps & Process Solutions	Climate & Sustainability Technologies	Total
Balance at January 1, 2025	$415,264	$1,695,397	$1,072,031	$1,212,042	$510,968	$4,905,702
Acquisitions	—	—	—	322,952	—	322,952
Measurement period adjustments	—	4,677	—	(188)	—	4,489
Foreign currency translation	14,282	49,688	42,576	28,977	2,019	137,542
Balance at June 30, 2025	$429,546	$1,749,762	$1,114,607	$1,563,783	$512,987	$5,370,685

During the six months ended June 30, 2025, the Company recognized additions of $322,952 to goodwill as a result of the acquisitions discussed in Note 3 — Acquisitions. Additionally, during the six months ended June 30, 2025, the Company recognized measurement period adjustments of $4,489 primarily related to the Marshall Excelsior Company acquisition in the third quarter of 2024 under the Clean Energy & Fueling segment.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

The Company’s definite-lived and indefinite-lived intangible assets by major asset class were as follows:

	June 30, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Customer intangibles	$2,697,833	$1,286,551	$1,411,282	$2,343,823	$1,174,195	$1,169,628
Trademarks	310,628	170,661	139,967	283,216	156,745	126,471
Patents	196,719	144,061	52,658	201,828	146,271	55,557
Unpatented technologies	363,721	188,217	175,504	277,945	169,310	108,635
Distributor relationships	85,665	73,300	12,365	79,855	66,469	13,386
Other	25,287	13,683	11,604	22,100	11,400	10,700
Total	3,679,853	1,876,473	1,803,380	3,208,767	1,724,390	1,484,377
Unamortized intangible assets:
Trademarks	96,709	—	96,709	96,477	—	96,477
Total intangible assets, net	$3,776,562	$1,876,473	$1,900,089	$3,305,244	$1,724,390	$1,580,854

For the three months ended June 30, 2025 and 2024, amortization expense was $51,226 and $44,186, respectively. For the six months ended June 30, 2025 and 2024, amortization expense was $99,975 and $88,131, respectively. Amortization expense is primarily comprised of acquisition-related intangible amortization.

During the six months ended June 30, 2025, the Company acquired $378,414 of intangible assets, primarily customer intangibles, through acquisitions within the Pumps & Process Solutions segment. See Note 3 — Acquisitions for further details.

9. Restructuring Activities

The Company's restructuring charges by segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Engineered Products	$563	$1,486	$3,031	$1,978
Clean Energy & Fueling	2,676	1,925	4,444	6,890
Imaging & Identification	319	2,081	488	2,841
Pumps & Process Solutions	2,646	1,614	4,591	2,965
Climate & Sustainability Technologies	7,144	1,953	8,810	13,023
Corporate	181	78	475	95
Total	$13,529	$9,137	$21,839	$27,792

These amounts are classified in the condensed consolidated statements of earnings as follows:
Cost of goods and services	$10,136	$5,217	$14,456	$19,140
Selling, general and administrative expenses	3,393	3,920	7,383	8,652
Total	$13,529	$9,137	$21,839	$27,792

The restructuring expenses of $13,529 and $21,839 incurred during the three and six months ended June 30, 2025, respectively, were primarily related to exit costs and headcount reductions in the Climate & Sustainability Technologies, Pumps & Process Solutions and Clean Energy & Fueling segments. These restructuring programs were initiated in 2024 and 2025 and the Company will continue to make proactive adjustments to its cost structure to align with current demand trends.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
The Company’s severance and exit accrual activities were as follows:

	Severance	Exit		Total
Balance at January 1, 2025	$13,544	$5,891		$19,435
Restructuring charges	10,423	11,416	(1)	21,839
Payments	(13,356)	(4,935)		(18,291)
Other, including foreign currency translation	2,039	(7,893)	(1)	(5,854)
Balance at June 30, 2025	$12,650	$4,479		$17,129
(1) Exit reserves activity includes non-cash asset charges related to a product line exit within the Climate & Sustainability Technologies segment.

10. Borrowings

Borrowings consist of the following:

	June 30, 2025	December 31, 2024
Short-term
Current portion of long-term debt	$399,747	$399,411
Other	730	645
Short-term borrowings and current portion of long-term debt	$400,477	$400,056

		Carrying amount (1)
	Principal	June 30, 2025	December 31, 2024
Long-term
3.15% 10-year notes due November 15, 2025	$400,000	$399,747	$399,411
1.25% 10-year notes due November 9, 2026 (euro-denominated)	€600,000	698,038	622,313
0.750% 8-year notes due November 4, 2027 (euro-denominated)	€500,000	580,900	517,863
6.65% 30-year debentures due June 1, 2028	$200,000	199,707	199,657
2.950% 10-year notes due November 4, 2029	$300,000	298,355	298,166
5.375% 30-year debentures due October 15, 2035	$300,000	297,432	297,308
6.60% 30-year notes due March 15, 2038	$250,000	248,562	248,505
5.375% 30-year notes due March 1, 2041	$350,000	345,672	345,534
Total long-term debt		3,068,413	2,928,757
Less long-term debt current portion		(399,747)	(399,411)
Net long-term debt		$2,668,666	$2,529,346
(1) Carrying amount is net of unamortized debt discount and deferred debt issuance costs. Total unamortized debt discounts on net long-term debt were $8.0 million and $8.5 million as of June 30, 2025 and December 31, 2024, respectively. Total deferred debt issuance costs on net long-term debt were $6.0 million and $6.8 million as of June 30, 2025 and December 31, 2024, respectively.

The discounts are being amortized to interest expense using the effective interest method over the life of the issuances. The deferred issuance costs are amortized on a straight-line basis over the life of the debt, as this approximates the effective interest method.

On April 6, 2023, the Company entered into a $1.0 billion five-year unsecured revolving credit facility and on April 3, 2025, the Company entered into a new $500.0 million 364-day unsecured revolving credit facility (together, the "Credit Agreements") with a syndicate of banks. The current 364-day credit facility replaced the previous $500.0 million 364-day credit facility, which expired on April 3, 2025. The lenders' commitments under the Credit Agreements will terminate and any outstanding loans under the Credit Agreements will mature on April 6, 2028 and April 2, 2026, respectively. The Company may elect to extend the maturity date of any loans under the new 364-day credit facility until April 2, 2027, subject to conditions specified therein. The Credit Agreements are designated as a liquidity back-stop for the Company's commercial paper program and also are available for general corporate purposes. At the Company's election, loans under the Credit Agreements will bear interest at a base rate plus an applicable margin. The Credit Agreements require the Company to pay facility fees and impose various restrictions on the Company such as, among other things, a requirement to maintain a minimum interest coverage ratio of consolidated EBITDA to consolidated net interest expense of not less than 3.0 to 1. As of June 30, 2025 and December 31, 2024, there were no outstanding borrowings under the five-year, previous or current 364-day credit facilities.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
The Company was in compliance with all covenants in the Credit Agreements and other long-term debt covenants at June 30, 2025 and had an interest coverage ratio of consolidated EBITDA to consolidated net interest expense of 68.3 to 1.

Letters of Credit and other Guarantees

As of June 30, 2025, the Company had approximately $185.0 million outstanding in letters of credit, surety bonds, and performance and other guarantees which primarily expire on various dates through 2035. These letters of credit and bonds are primarily issued as security for insurance, warranty and other performance obligations. In general, we would only be liable for the amount of these guarantees in the event of default in the performance of our obligations, the probability of which is believed to be remote.

11. Financial Instruments

Cash Flow Hedges

The Company is exposed to market risk for changes in foreign currency exchange rates due to the global nature of its operations and certain commodity risks. In order to manage these risks, the Company has hedged portions of its forecasted sales and purchases which occur within the next twelve months that are denominated in non-functional currencies, with currency forward contracts designated as cash flow hedges. At June 30, 2025 and December 31, 2024, the Company had contracts with total notional amounts of $161,097 and $142,835, respectively, to exchange currencies, principally euro, pound sterling, Swedish krona, Canadian dollar, Chinese yuan, and Swiss franc. The Company believes it is probable that all forecasted cash flow transactions will occur.

In addition, the Company had outstanding contracts with a total notional amount of $95,875 and $75,784 as of June 30, 2025 and December 31, 2024, respectively, that are not designated as hedging instruments. These instruments are used to reduce the Company's exposure for operating receivables and payables that are denominated in non-functional currencies. Gains and losses on these contracts are recorded in other income, net in the condensed consolidated statements of earnings.

The following table sets forth the fair values of derivative instruments designated as cash flow hedges held by the Company as of June 30, 2025 and December 31, 2024 and the balance sheet lines in which they are recorded:

	Fair Value Asset (Liability)
	June 30, 2025	December 31, 2024	Balance Sheet Caption
Foreign currency forward	$645	$2,258	Prepaid and other current assets
Foreign currency forward	(3,559)	(888)	Other accrued expenses

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

Net Investment Hedges

Additionally, the Company designates certain derivatives as net investment hedges to hedge the net assets of certain foreign subsidiaries which are exposed to volatility in foreign currency exchange rates. The Company has designated the €600,000 and €500,000 of euro-denominated notes issued November 9, 2016 and November 4, 2019, respectively, and a €550,000 currency forward contract entered into in May of 2025 as hedges of its net investment in euro-denominated operations. Changes in the value of the euro-denominated debt and currency forward contract, which are calculated using the spot method, are recognized in foreign currency translation adjustments within other comprehensive earnings (loss) of the condensed consolidated

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
statements of comprehensive earnings. These changes in fair value of the euro-denominated debt and currency forward contract resulting from exchange rate differences are offset by changes in the net investment due to the high degree of effectiveness between the hedging instruments and the exposure being hedged.

As of June 30, 2025, the fair value of the currency forward contract designated as a net investment hedge is $16,177 and is recorded in other accrued expenses in the condensed consolidated balance sheets.

Amounts recognized in other comprehensive earnings (loss) for the gains (losses) on net investment hedges were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
(Loss) gain on euro-denominated debt	$(95,347)	$13,781	$(137,760)	$32,755
(Loss) on currency forward contract	(16,177)	—	(16,177)	—
(Loss) gain on net investment hedges	(111,524)	13,781	(153,937)	32,755
Tax benefit (expense)	25,212	(3,074)	34,800	(7,460)
Net (loss) gain on net investment hedges, net of tax	$(86,312)	$10,707	$(119,137)	$25,295

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

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
	Level 2	Level 2
Assets:
Foreign currency cash flow hedges	$645	$2,258
Liabilities:
Foreign currency cash flow hedges	3,559	888
Foreign currency net investment hedges	16,177	—

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

The estimated fair value of long-term debt at June 30, 2025 and December 31, 2024, was $2,669,165 and $2,492,535, respectively. The estimated fair value of long-term debt is based on quoted market prices for similar instruments and is, therefore, classified as Level 2 within the fair value hierarchy.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
The carrying values of cash and cash equivalents, trade receivables, accounts payable and short-term borrowings approximate their fair values as of June 30, 2025 and December 31, 2024 due to the short-term nature of these instruments.

12. Income Taxes

The effective tax rates for the three months ended June 30, 2025 and 2024 were 20.4% and 19.8%, respectively. The increase in the effective tax rate for the three months ended June 30, 2025 relative to the prior year comparable period was primarily driven by a prior year valuation allowance release.

The effective tax rates for the six months ended June 30, 2025 and 2024 were 19.8% and 20.5%, respectively. The decrease in the effective tax rate for the six months ended June 30, 2025 relative to the prior year comparable period was primarily driven by a gain on disposition in the prior year.

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

13. Equity Incentive Program

The Company typically makes its annual grants of equity awards pursuant to actions taken by the Compensation Committee of the Board of Directors at its regularly scheduled first quarter meeting. During the six months ended June 30, 2025, the Company issued stock-settled appreciation rights ("SARS") covering 283,082 shares, performance share awards ("PSAs") of 34,458 and restricted stock units ("RSUs") of 57,625. During the six months ended June 30, 2024, the Company issued SARs covering 352,460 shares, PSAs of 42,876 and RSUs of 81,883.

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

The grant date fair value of the performance condition portion is determined using Dover’s closing stock price at the date of grant and the amount of expense recognized over the vesting period is subject to adjustment based on the expected attainment of the performance condition. The grant date fair value per share of the 2025 and 2024 PSAs' performance condition portion were $202.33 and $177.19, respectively.

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

The performance and vesting period for all 2025 and 2024 PSAs is three years.

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

Stock-based compensation is reported within selling, general and administrative expenses in the condensed consolidated statements of earnings. The following table summarizes the Company’s compensation expense relating to all stock-based incentive plans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Pre-tax stock-based compensation expense	$7,003	$9,420	$30,877	$24,110
Tax benefit	(723)	(812)	(3,227)	(2,412)
Total stock-based compensation expense, net of tax	$6,280	$8,608	$27,650	$21,698

For the three months and six months ended June 30, 2025, there was no pre-tax stock-based compensation expense attributable to discontinued operations and for the three months and six months ended June 30, 2024, there was $100 and $569 of expense. These expenses were included within stock-based compensation expense in the condensed consolidated statements of stockholders' equity. See Note 4 — Discontinued and Disposed Operations for further details.

14. Commitments and Contingent Liabilities

Litigation

A few of the Company’s subsidiaries are involved in legal proceedings relating to the cleanup of waste disposal sites identified under federal and state statutes which provide for the allocation of such costs among "potentially responsible parties." In each instance, the extent of the Company’s liability appears to be relatively insignificant in relation to the total projected expenditures and the number of other "potentially responsible parties" involved and is anticipated to be immaterial to the Company. In addition, a few of the Company’s subsidiaries are involved in ongoing remedial activities at certain current and former plant sites, in cooperation with regulatory agencies, and appropriate estimated liabilities have been established. At June 30, 2025 and December 31, 2024, these estimated liabilities for environmental and other matters, including private party claims for exposure to hazardous substances that are probable and estimable, were not significant.

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

The Company has estimated liabilities for these other legal matters that are probable and estimable, and at June 30, 2025 and December 31, 2024, these estimated liabilities were immaterial. While it is not possible at this time to predict the outcome of

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
these legal actions, in the opinion of management, based on the aforementioned reviews, the Company is not currently involved in any legal proceedings which, individually or in the aggregate, could have a material effect on its financial position, results of operations, or cash flows.

See also Note 4 — Discontinued and Disposed Operations for details on litigation related to a discontinued operation.

Warranty Accruals

Estimated warranty program claims are provided for at the time of sale of the Company's products. Amounts provided for are based on historical costs and adjusted for new claims and are included within other accrued expenses and other liabilities in the condensed consolidated balance sheets. The changes in the carrying amount of product warranties through June 30, 2025 and 2024, were as follows:

	2025	2024
Balance at January 1	$42,055	$42,243
Provision for warranties	24,559	29,828
Settlements made	(25,822)	(27,308)
Other adjustments, including acquisitions and currency translation	3,043	(1,253)
Balance at, June 30	$43,835	$43,510

15. Other Comprehensive Earnings

Amounts reclassified from accumulated other comprehensive earnings (loss) to earnings during the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Foreign currency translation:
Reclassification of foreign currency translation losses to earnings	$1,858	$—	$1,858	$13,931
Tax benefit	—	—	—	—
Net of tax	$1,858	$—	$1,858	$13,931
Pension plans:
Amortization of actuarial gain	$(384)	$(476)	$(792)	$(950)
Amortization of prior service credits	(210)	(184)	(405)	(375)
Settlement and curtailment costs(1)	(729)	—	(729)	—
Total before tax	(1,323)	(660)	(1,926)	(1,325)
Tax provision	293	138	425	277
Net of tax	$(1,030)	$(522)	$(1,501)	$(1,048)
Cash flow hedges:
Net gain reclassified into earnings	$1,184	$(285)	$705	$(878)
Tax provision	(219)	54	(141)	174
Net of tax	$965	$(231)	$564	$(704)
(1) Included in (loss) earnings from discontinued operations, net in the condensed consolidated statement of earnings.

Foreign currency translation losses for the three and six months ended June 30, 2025 were recognized in other income, net within the condensed consolidated statements of earnings. Foreign currency translation losses for the six months ended June 30, 2024 were recognized in gain on dispositions within the condensed consolidated statements of earnings as a result of the disposition of De-Sta-Co.

The Company recognizes the amortization of net actuarial gains and losses and prior service costs and credits in other income, net within the condensed consolidated statements of earnings.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
Cash flow hedges consist mainly of foreign currency forward contracts. The Company recognizes the realized gains and losses on its cash flow hedges in the same line item as the hedged transaction, such as revenue or cost of goods and services.

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

•Pumps & Process Solutions segment manufactures specialty pumps and flow meters, fluid transfer connectors, highly engineered precision components, instruments and digital controls for rotating and reciprocating machines, polymer processing equipment, and measurement, inspection, and control technologies, serving single-use biopharmaceutical production, diversified industrial manufacturing applications, chemical production, plastics and polymer processing, midstream and downstream oil and gas, clean energy markets, thermal management, wire and cable, food and beverage, semiconductor production and medical applications and other end-markets.

•Climate & Sustainability Technologies segment is a provider of innovative and energy-efficient equipment, components, solutions, services and parts for the commercial refrigeration, heating and cooling and beverage can-making equipment end-markets.

Management uses segment earnings to evaluate segment performance and allocate resources. Segment earnings is defined as earnings before purchase accounting expenses, restructuring and other costs (benefits), (gain) loss on dispositions, corporate expenses/other, interest expense, interest income and provision for income taxes.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
Segment financial information and a reconciliation of segment results to consolidated results were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Engineered Products	$275,944	$285,297	$530,590	$618,117
Clean Energy & Fueling	546,097	463,014	1,037,245	908,067
Imaging & Identification	292,009	287,593	572,099	564,399
Pumps & Process Solutions	520,554	477,239	1,014,127	942,968
Climate & Sustainability Technologies	416,151	436,706	764,039	800,998
Total segment revenues	2,050,755	1,949,849	3,918,100	3,834,549
Intersegment eliminations	(1,163)	(1,067)	(2,449)	(2,048)
Total consolidated revenue	$2,049,592	$1,948,782	$3,915,651	$3,832,501
Adjusted cost of goods and services:(1)
Engineered Products	$182,576	$193,156	$355,656	$413,318
Clean Energy & Fueling	343,893	291,639	659,087	582,290
Imaging & Identification	135,804	134,728	259,429	262,553
Pumps & Process Solutions	263,190	255,574	515,354	515,949
Climate & Sustainability Technologies	285,537	307,134	530,237	570,827
Total adjusted segment cost of goods and services	$1,211,000	$1,182,231	$2,319,763	$2,344,937
Adjusted selling, general and administrative expenses:(2)
Engineered Products	$39,857	$40,046	$77,309	$90,172
Clean Energy & Fueling	94,433	83,839	184,743	168,566
Imaging & Identification	79,268	77,079	158,158	156,101
Pumps & Process Solutions	97,860	84,448	187,994	171,065
Climate & Sustainability Technologies	53,352	50,445	104,421	100,285
Total adjusted segment selling, general and administrative expenses	$364,770	$335,857	$712,625	$686,189
Earnings from continuing operations:
Segment earnings:
Engineered Products	$53,511	$52,095	$97,625	$114,627
Clean Energy & Fueling	107,771	87,536	193,415	157,211
Imaging & Identification	76,937	75,786	154,512	145,745
Pumps & Process Solutions	159,504	137,217	310,779	255,954
Climate & Sustainability Technologies	77,262	79,127	129,381	129,886
Total segment earnings	474,985	431,761	885,712	803,423
Purchase accounting expenses (3)	51,123	44,332	100,227	88,519
Restructuring and other costs (4)	23,210	11,590	32,607	35,561
(Gain) loss on dispositions (5)	(2,176)	663	(4,644)	(529,280)
Corporate expense / other (6)	41,875	39,526	93,834	81,685
Interest expense	26,791	32,374	54,399	68,739
Interest income	(17,935)	(4,081)	(38,189)	(8,837)
Earnings before provision for income taxes	352,097	307,357	647,478	1,067,036
Provision for income taxes	71,967	60,770	128,107	218,347
Earnings from continuing operations	$280,130	$246,587	$519,371	$848,689
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

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
(4) Restructuring and other costs relate to actions taken for headcount reductions, facility consolidations and site closures, product line exits, and other asset charges. Restructuring and other costs consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Restructuring	$13,529	$9,137	$21,839	$27,792
Other costs, net	9,681	2,453	10,768	7,769
Restructuring and other costs	$23,210	$11,590	$32,607	$35,561
(5) (Gain) loss on dispositions, including post-closing adjustments; see Note 4 — Discontinued and Disposed Operations for further details.
(6) Certain expenses are maintained at the corporate level and not allocated to the segments. These expenses include executive and functional compensation costs, non-service pension costs, non-operating insurance expenses, shared business services and digital and IT overhead costs, deal-related expenses and various administrative expenses relating to the corporate headquarters.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Segment earnings margins:
Engineered Products	19.4%	18.3%	18.4%	18.5%
Clean Energy & Fueling	19.7%	18.9%	18.6%	17.3%
Imaging & Identification	26.3%	26.4%	27.0%	25.8%
Pumps & Process Solutions	30.6%	28.8%	30.6%	27.1%
Climate & Sustainability Technologies	18.6%	18.1%	16.9%	16.2%
Total segments	23.2%	22.2%	22.6%	21.0%

Depreciation and amortization:
Other depreciation and amortization:(7)
Engineered Products	$5,141	$4,778	$9,941	$9,563
Clean Energy & Fueling	8,961	7,627	17,539	15,548
Imaging & Identification	4,229	3,271	8,322	7,004
Pumps & Process Solutions	13,131	12,637	25,732	24,776
Climate & Sustainability Technologies	7,605	7,220	14,930	14,495
Total other depreciation and amortization	39,067	35,533	76,464	71,386
Corporate depreciation and amortization	1,850	1,759	3,690	3,490
Depreciation and amortization included in purchase accounting expenses and restructuring and other	53,466	45,448	101,647	89,635
Consolidated depreciation and amortization total	$94,383	$82,740	$181,801	$164,511
(7) Other depreciation and amortization relates to property, plant, and equipment and intangibles, and excludes amounts related to purchase accounting expenses and restructuring and other costs.

	Three Months Ended June 30,		Six Months Ended June 30,
Capital expenditures:	2025	2024	2025	2024
Engineered Products	$6,175	$3,286	$11,997	$8,456
Clean Energy & Fueling	11,687	7,091	22,780	17,134
Imaging & Identification	9,786	1,296	19,442	4,082
Pumps & Process Solutions	12,969	13,037	25,436	22,941
Climate & Sustainability Technologies	16,039	10,185	24,637	21,158
Corporate	4,276	927	4,832	2,101
Total capital expenditures	$60,932	$35,822	$109,124	$75,872

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
Selected financial information by segment (continued):

Total assets:	June 30, 2025	December 31, 2024
Engineered Products	$1,098,778	$1,063,292
Clean Energy & Fueling	3,712,476	3,601,573
Imaging & Identification	1,842,798	1,749,028
Pumps & Process Solutions	3,507,312	2,613,405
Climate & Sustainability Technologies	1,423,460	1,293,132
Corporate (8)	1,576,460	2,188,730
Total assets	$13,161,284	$12,509,160
(8) Corporate assets are comprised primarily of cash and cash equivalents.

The following table presents revenue disaggregated by geography based on the location of the Company's customers:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue by geography	2025	2024	2025	2024
United States	$1,146,736	$1,070,682	$2,169,853	$2,085,358
Europe	433,469	411,361	830,760	844,257
Asia	213,546	200,236	422,278	403,300
Other Americas	168,105	198,887	328,001	361,010
Other	87,736	67,616	164,759	138,576
Total	$2,049,592	$1,948,782	$3,915,651	$3,832,501

For the three and six months ended June 30, 2025 and 2024, the U.S. was the largest geographical market for revenue for the Engineered Products, Clean Energy & Fueling, Pumps & Process Solutions, and Climate & Sustainability Technologies segments, and Europe was the largest market for the Imaging & Identification segment.

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

In the three months ended June 30, 2025, there were no share repurchases. In the six months ended June 30, 2025, the Company repurchased 200,000 shares at a total cost of $40,700, or $203.50 per share. Exclusive of the ASR Program, there were no share repurchases during the three and six months ended June 30, 2024.

As of June 30, 2025, 16,930,718 shares remain authorized for repurchase under the August 2023 share repurchase authorization.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
18. Earnings per Share

The following table sets forth a reconciliation of the information used in computing basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Earnings from continuing operations	$280,130	$246,587	$519,371	$848,689
(Loss) earnings from discontinued operations, net	(1,066)	35,235	(9,486)	65,354
Net earnings	$279,064	$281,822	$509,885	$914,043
Basic earnings per common share:
Earnings from continuing operations	$2.04	$1.79	$3.78	$6.14
(Loss) earnings from discontinued operations, net	$(0.01)	$0.26	$(0.07)	$0.47
Net earnings	$2.03	$2.05	$3.71	$6.61
Weighted average shares outstanding	137,226,000	137,443,000	137,261,000	138,247,000
Diluted earnings per common share:
Earnings from continuing operations	$2.03	$1.78	$3.76	$6.10
(Loss) earnings from discontinued operations, net	$(0.01)	$0.25	$(0.07)	$0.47
Net earnings	$2.02	$2.04	$3.69	$6.57
Weighted average shares outstanding	137,974,000	138,404,000	138,132,000	139,136,000

The following table is a reconciliation of the share amounts used in computing earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Weighted average shares outstanding - basic	137,226,000	137,443,000	137,261,000	138,247,000
Dilutive effect of assumed exercise of SARs and vesting of performance shares and RSUs	748,000	961,000	871,000	889,000
Weighted average shares outstanding - diluted	137,974,000	138,404,000	138,132,000	139,136,000

Diluted earnings per share amounts are computed using the weighted average number of common shares outstanding and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of SARs and vesting of performance shares and RSUs, as determined using the treasury stock method.

The weighted average number of anti-dilutive potential common shares excluded from the calculation above were approximately 61,000 and 37,000 for the three months ended June 30, 2025 and 2024, respectively and 51,000 and 72,000 for the six months ended June 30, 2025 and 2024, respectively.

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

Outstanding payments related to the SCF program are recorded within accounts payable in our condensed consolidated balance sheets. Amounts due to the SCF financial institutions as of June 30, 2025 and December 31, 2024 were approximately $127,498 and $156,973 respectively.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendment requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company adopted the guidance during fiscal year 2024 and for interim periods beginning in the first quarter of 2025.

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

•Our Pumps & Process Solutions segment manufactures specialty pumps and flow meters, fluid transfer connectors, highly engineered precision components, instruments and digital controls for rotating and reciprocating machines, polymer processing equipment, and measurement, inspection, and control technologies, serving single-use biopharmaceutical production, diversified industrial manufacturing applications, chemical production, plastics and polymer processing, midstream and downstream oil and gas, clean energy markets, thermal management, wire and cable, food and beverage, semiconductor production and medical applications and other end-markets.

•Our Climate & Sustainability Technologies segment is a provider of innovative and energy-efficient equipment, components, solutions, services and parts for the commercial refrigeration, heating and cooling and beverage can-making equipment end-markets.

In the second quarter of 2025, revenue was $2.0 billion, which increased $100.8 million, or 5.2%, as compared to the second quarter of 2024. This increase was driven by acquisition-related revenue growth of 3.0%, a favorable impact from foreign currency translation of 1.3% and organic revenue growth of 0.9%. The acquisition-related growth was driven by our acquisitions in the Clean Energy & Fueling and Pumps & Process Solutions segments.

The 0.9% organic revenue growth for the second quarter of 2025 was driven by our Clean Energy & Fueling and Pumps & Process Solutions segments which grew 8.0% and 3.9%, respectively. The growth was partially offset by the Climate & Sustainability Technologies and Engineered Products segments which declined 5.6% and 5.1%, respectively. For further information, see "Segment Results of Operations" within this Item 2.

From a geographic perspective, organic revenue for the U.S., our largest market, increased 3.9% in the second quarter of 2025 compared to the prior year comparable quarter, driven by increased organic revenue in the Clean Energy & Fueling and Pumps & Process Solutions segments. Organic revenue increased for Europe by 0.2%, and decreased for Other Americas and Asia by 19.3%, and 0.6%, respectively.

Bookings were $2.0 billion for the three months ended June 30, 2025, an increase of $131.2 million or 7.0% compared to the prior year comparable quarter. The bookings growth was primarily driven by strong bookings in the Clean Energy & Fueling and Pumps & Process Solutions segments.

Restructuring and other costs for the three months ended June 30, 2025 were $23.2 million, which included restructuring charges of $13.5 million and other costs of $9.7 million. Restructuring and other costs were primarily related to exit costs and headcount reductions in the Climate & Sustainability Technologies, Clean Energy & Fueling, and Pumps & Process Solutions and segments. For further discussion related to our restructuring and other costs, see "Restructuring and Other Costs (Benefits)," within this Item 2.

During the three months ended June 30, 2025, the Company completed two business acquisitions for approximately $629.6 million, subject to post-closing adjustments. See Note 3 — Acquisitions in the condensed consolidated financial statements in Item 1 of this Form 10-Q for further details.

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands, except per share figures)	2025	2024	% / Point Change	2025	2024	% / Point Change
Revenue	$2,049,592	$1,948,782	5.2%	$3,915,651	$3,832,501	2.2%
Cost of goods and services	1,231,330	1,196,259	2.9%	2,351,889	2,382,791	(1.3)%
Gross profit	818,262	752,523	8.7%	1,563,762	1,449,710	7.9%
Gross profit margin	39.9%	38.6%	1.3	39.9%	37.8%	2.1
Selling, general and administrative expenses	463,665	429,055	8.1%	912,856	872,036	4.7%
Selling, general and administrative expenses as a percent of revenue	22.6%	22.0%	0.6	23.3%	22.8%	0.5
Operating earnings	354,597	323,468	9.6%	650,906	577,674	12.7%
Interest expense	26,791	32,374	(17.2)%	54,399	68,739	(20.9)%
Interest income	(17,935)	(4,081)	339.5%	(38,189)	(8,837)	332.1%
(Gain) loss on dispositions	(2,176)	663	nm*	(4,644)	(529,280)	nm*
Other income, net	(4,180)	(12,845)	nm*	(8,138)	(19,984)	nm*
Earnings before provision for income taxes	352,097	307,357	14.6%	647,478	1,067,036	(39.3)%
Provision for income taxes	71,967	60,770	18.4%	128,107	218,347	(41.3)%
Effective tax rate	20.4%	19.8%	0.6	19.8%	20.5%	(0.7)
Earnings from continuing operations	280,130	246,587	13.6%	$519,371	$848,689	(38.8)%
(Loss) earnings from discontinued operations, net	(1,066)	35,235	nm*	(9,486)	65,354	nm*
Net earnings	$279,064	$281,822	(1.0)%	$509,885	$914,043	(44.2)%
Earnings per common share from continuing operations - diluted	$2.03	$1.78	14.0%	$3.76	$6.10	(38.4)%
* nm - not meaningful

Revenue

Revenue for the three months ended June 30, 2025 increased $100.8 million, or 5.2%, from the prior year comparable quarter. The increase in revenue was driven by acquisition-related growth of 3.0%, primarily in our Clean Energy & Fueling and Pumps & Process Solutions segments, a favorable impact from foreign currency translation of 1.3% and organic revenue growth of 0.9%. Customer pricing favorably impacted revenue by approximately 1.9% in the second quarter of 2025 and by 1.7% in the prior year comparable quarter.

Revenue for the six months ended June 30, 2025 increased $83.2 million, or 2.2%, from the prior year comparable period. The increase in revenue was driven by acquisition-related growth of 2.7%, primarily in our Clean Energy & Fueling and Pumps & Process Solutions segments, organic revenue growth of 0.7% and a favorable impact from foreign currency translation of 0.1%. This increase was partially offset by a disposition-related decline of 1.3%. Customer pricing favorably impacted revenue by approximately 1.6% for the six months ended June 30, 2025 and 2024.

Gross Profit

Gross profit for the three months ended June 30, 2025 increased $65.7 million, or 8.7%, and gross profit margin increased 130 basis points to 39.9%, versus the prior year comparable quarter. The gross profit margin increase was driven by productivity initiatives, favorable portfolio mix, and benefits from restructuring actions.

Gross profit for the six months ended June 30, 2025 increased $114.1 million, or 7.9%, and gross profit margin increased by 210 basis points to 39.9%, from the prior year comparable period. Gross profit margin increased driven by productivity initiatives, favorable portfolio mix, and benefits from restructuring actions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2025 increased $34.6 million, or 8.1%, from the prior year comparable quarter, primarily due to increases in employee compensation and benefits, acquisition-related amortization expense, and an unfavorable impact from foreign currency translation. As a percentage of revenue, selling, general and administrative expenses increased 60 basis points as compared to the prior year comparable quarter to 22.6%.

Selling, general and administrative expenses for the six months ended June 30, 2025 increased $40.8 million, or 4.7%, from the prior year comparable period, primarily driven by increased employee compensation and benefits and acquisition-related amortization costs, partially offset by lower restructuring costs. Selling, general and administrative expenses as a percentage of revenue increased 50 basis points as compared to the prior year comparable period to 23.3%.

Research and development costs, including qualifying engineering costs, are expensed when incurred and amounted to $40.8 million and $36.4 million for the three months ended June 30, 2025 and 2024, and $78.3 million and $72.5 million, for the six months ended June 30, 2025 and 2024. The costs as a percentage of revenue is 2.0% for both the three and six months ended June 30, 2025 and 1.9% for both the three and six months ended June 30, 2024.

Non-Operating Items

Interest Expense, net

For the three and six months ended June 30, 2025, interest expense, net of interest income, decreased $19.4 million, or 68.7%, to $8.9 million and $43.7 million or 72.9%, to $16.2 million, respectively compared to the prior year comparable period. The decreases were primarily due to higher interest income generated by the investment of proceeds from the sale of ESG held in highly liquid short-term investments and reduced interest expense resulting from a lack of commercial paper borrowings.

Gain on Dispositions

Gain on dispositions amounted to $2.2 million and $4.6 million for the three and six months June 30, 2025 and a loss of $0.7 million and a gain of $529.3 million for the three and six months ended June 30, 2024, respectively. The 2024 gain on disposition was driven by the sale of the De-Sta-Co business on March 31, 2024. See Note 4 — Discontinued and Disposed Operations in the condensed consolidated financial statements in Item 1 of this Form 10-Q for additional details.

Income Taxes

The effective tax rates for the three months ended June 30, 2025 and 2024 were 20.4% and 19.8%, respectively. The increase in the effective tax rate for the three months ended June 30, 2025 relative to the prior year comparable quarter was primarily driven by a prior year valuation allowance release.

The effective tax rates for the six months ended June 30, 2025 and 2024 were 19.8% and 20.5%, respectively. The decrease in the effective tax rate for the six months ended June 30, 2025 relative to the prior year comparable quarter was primarily driven by a gain on disposition in the prior year.

On July 4, 2025, the One Big Beautiful Bill was enacted into law, introducing changes to the U.S. tax code. The Company is currently evaluating the various provisions, but does not expect this to have a material impact on our effective tax rate.

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

Earnings from Continuing Operations

Earnings from continuing operations for the three months ended June 30, 2025 increased 13.6% to $280.1 million, or $2.03 diluted earnings per share from continuing operations, from $246.6 million, or $1.78 diluted earnings per share from continuing operations, in the prior year comparable quarter. The increase in earnings from continuing operations is primarily driven by acquisition-related and organic revenue growth primarily in our Clean Energy & Fueling and Pumps & Process Solutions segments and higher margin resulting from favorable mix, productivity initiatives and benefits from restructuring actions.

Earnings from continuing operations for the six months ended June 30, 2025 decreased 38.8% to $519.4 million, or $3.76 diluted earnings per share from continuing operations, from $848.7 million, or $6.10 diluted earnings per share from continuing operations, in the prior year comparable period. The decrease in earnings from continuing operations is primarily due to the after-tax gain on disposition of De-Sta-Co of $414.5 million in the prior year, partially offset by higher operating earnings in the current period.

Discontinued Operations

Loss from discontinued operations, net for the three and six months ended June 30, 2025 amounted to $1.1 million and $9.5 million, respectively. Earnings from discontinued operations, net for the three and six months ended June 30, 2024 amounted to $35.2 million and $65.4 million, respectively. The Company completed the sale of ESG on October 8, 2024. See Note 4 — Discontinued and Disposed Operations in the condensed consolidated financial statements in Item 1 of this Form 10-Q for additional details.

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

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2025	2024	% Change	2025	2024	% Change
Revenue	$275,944	$285,297	(3.3)%	$530,590	$618,117	(14.2)%

Segment earnings	$53,511	$52,095	2.7%	$97,625	$114,627	(14.8)%

Segment earnings margin	19.4%	18.3%		18.4%	18.5%

Operational metrics:
Bookings	$276,571	$280,542	(1.4)%	$541,109	$610,467	(11.4)%

Components of revenue decline:
Organic decline			(5.1)%			(6.7)%
Acquisitions			0.7%			0.6%
Dispositions			—%			(8.3)%
Foreign currency translation			1.1%			0.2%
Total revenue decline			(3.3)%			(14.2)%

Second Quarter 2025 Compared to the Second Quarter 2024

Engineered Products revenue for the second quarter of 2025 decreased $9.4 million, or 3.3%, as compared to the second quarter of 2024, due to organic decline of 5.1%, partially offset by a favorable impact from foreign currency translation of 1.1% and acquisition-related growth of 0.7%. Acquisition-related growth was driven by the acquisition of Criteria Labs, Inc. in the third quarter of 2024. Customer pricing favorably impacted revenue by approximately 3.0% in the second quarter of 2025 and 0.3% in the prior year comparable quarter.

The organic revenue decline was primarily due to lower volumes in our vehicle service business, partially offset by pricing actions and favorable demand trends in our industrial winch and hoist businesses. We expect continued sequential performance improvement and organic growth in the second half of the year due to solid demand trends in several of our key end markets, most notably in our aerospace and defense business, as well as improving dynamics in vehicle service business demand.

Engineered Products segment earnings increased $1.4 million, or 2.7%, compared to the second quarter of 2024. The increase was primarily driven by favorable price versus cost dynamics and benefits from restructuring actions, partially offset by the negative impact from lower volumes in vehicle service. Segment earnings margin increased to 19.4% from 18.3% as compared to the prior year comparable quarter.

Overall bookings decreased 1.4% as compared to the prior year comparable quarter. The bookings decline was due to reduced demand in our vehicle service business, partially offset by strength in aerospace and defense. Segment book-to-bill was 1.00.

Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024

Engineered Products revenue for the six months ended June 30, 2025 decreased $87.5 million, or 14.2%, compared to the prior year comparable period. This was comprised of a disposition-related decline of 8.3% and an organic revenue decline of 6.7%, partially offset by acquisition-related growth of 0.6% and a favorable impact from foreign currency translation of 0.2%. The organic revenue decline was primarily due to lower volumes in our vehicle service business. Customer pricing favorably impacted revenue by approximately 2.1% and by 0.6% in the prior year comparable period.

Segment earnings for the six months ended June 30, 2025 decreased $17.0 million, or 14.8%, as compared to the 2024 comparable period. The decrease was primarily due to the divestiture of De-Sta-Co and lower volumes in vehicle service, partially offset by favorable price versus cost dynamics and the benefit of restructuring actions. Segment earnings margin decreased to 18.4% from 18.5% as compared to the prior year comparable period.

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

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2025	2024	% Change	2025	2024	% Change
Revenue	$546,097	$463,014	17.9%	$1,037,245	$908,067	14.2%

Segment earnings	$107,771	$87,536	23.1%	$193,415	$157,211	23.0%

Segment earnings margin	19.7%	18.9%		18.6%	17.3%

Operational metrics:
Bookings	$526,819	$442,086	19.2%	$1,070,678	$913,696	17.2%

Components of revenue growth:
Organic growth			8.0%			5.0%
Acquisitions			9.1%			9.2%
Foreign currency translation			0.8%			—%
Total revenue growth			17.9%			14.2%

Second Quarter 2025 Compared to the Second Quarter 2024

Clean Energy & Fueling revenue for the second quarter of 2025 increased $83.1 million, or 17.9%, as compared to the second quarter of 2024, driven by acquisition-related growth of 9.1%, organic growth of 8.0% and a favorable foreign currency translation impact of 0.8%. Acquisition-related growth was primarily driven by the acquisition of Marshall Excelsior Company in the third quarter of 2024. Customer pricing favorably impacted revenue in the second quarter of 2025 by approximately 1.7% and by 3.2% in the prior year comparable quarter.

The organic revenue growth was primarily driven by pricing actions and favorable demand trends in our above and below-ground retail fueling, fluid transport, and clean energy components businesses. We expect demand conditions to remain constructive across end markets in the second half of the year.

Clean Energy & Fueling segment earnings increased $20.2 million, or 23.1%, over the prior year comparable quarter. The increase was primarily driven by higher volumes, pricing, the favorable impact from acquisitions and benefits from restructuring actions, partially offset by inflationary costs. Segment earnings margin increased to 19.7% from 18.9% as compared to prior year comparable quarter.

Overall bookings increased 19.2% as compared to the prior year comparable quarter. The bookings growth was primarily driven by acquisition-related growth in clean energy platforms and demand in North America above and below-ground retail fueling equipment. Segment book-to-bill was 0.96.

Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024

Clean Energy & Fueling segment revenue increased $129.2 million, or 14.2%, as compared to the six months ended June 30, 2024, attributable to acquisition-related growth of 9.2% and organic growth of 5.0%. Organic revenue growth was driven by pricing actions and strong demand in our above and below-ground retail fueling, fluid transport, and clean energy components businesses. Customer pricing favorably impacted revenue by approximately 1.5% and by approximately 3.0% in the prior year comparable period.

Clean Energy & Fueling segment earnings increased $36.2 million or 23.0%, for the six months ended June 30, 2025. The increase was primarily driven by volume growth, pricing, the favorable impact from acquisitions and benefits from restructuring actions, partially offset by inflationary costs. Segment earnings margin increased to 18.6% from 17.3% in the prior year comparable period.

Imaging & Identification

Our Imaging & Identification segment supplies precision marking and coding, product traceability, brand protection and digital textile printing equipment, as well as related consumables, software and services to the global packaged and consumer goods, pharmaceutical, industrial manufacturing, textile and other end-markets.

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2025	2024	% Change	2025	2024	% Change
Revenue	$292,009	$287,593	1.5%	$572,099	$564,399	1.4%

Segment earnings	$76,937	$75,786	1.5%	$154,512	$145,745	6.0%

Segment earnings margin	26.3%	26.4%		27.0%	25.8%

Operational metrics:
Bookings	$292,092	$288,641	1.2%	$580,261	$567,074	2.3%

Components of revenue growth:
Organic growth			—%			1.9%
Acquisitions			—%			0.1%
Foreign currency translation			1.5%			(0.6)%
Total revenue growth			1.5%			1.4%

Second Quarter 2025 Compared to the Second Quarter 2024

Imaging & Identification revenue for the second quarter of 2025 increased $4.4 million, or 1.5%, as compared to the second quarter of 2024, driven by a favorable impact from foreign currency translation of 1.5% with organic revenue remaining flat. Customer pricing favorably impacted revenue in the second quarter of 2025 by approximately 4.1% and by approximately 2.8% in the prior year comparable quarter.

Organic revenue remained flat as growth in core marking and coding was offset by lower demand in digital textile printing. We expect revenue growth in the second half of the year driven by pricing and increased demand in our marking and coding business, as well as in serialization software.

Imaging & Identification segment earnings increased $1.2 million, or 1.5%, over the prior year comparable quarter. The increase was primarily driven by favorable price versus cost dynamics and productivity initiatives, partially offset by reduced volumes. Segment earnings margin decreased to 26.3% from 26.4% in the prior year comparable quarter.

Overall bookings increased 1.2% as compared to the prior year comparable quarter. The bookings growth was primarily driven by our marking and coding and serialization software businesses. Segment book-to-bill was 1.00.

Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024

Imaging & Identification segment revenue increased $7.7 million, or 1.4%, as compared to the six months ended June 30, 2024, attributable to organic growth of 1.9% and acquisition-related growth of 0.1%, partially offset by an unfavorable impact from foreign currency translation of 0.6%. The organic revenue growth was primarily driven by pricing actions and increased demand increased demand for core marking and coding equipment, partially offset by reduced demand in digital textile printing. Customer pricing favorably impacted revenue by approximately 3.2% in the first half of 2025 and in the prior year comparable period.

Imaging & Identification segment earnings increased $8.8 million, or 6.0%, for the six months ended June 30, 2025 over the prior year comparable period. The increase was primarily driven by favorable price versus cost dynamics and productivity initiatives. Segment earnings margin increased to 27.0% from 25.8% in the prior year comparable period.

Pumps & Process Solutions

Our Pumps & Process Solutions segment manufactures specialty pumps and flow meters, fluid transfer connectors, highly engineered precision components, instruments and digital controls for rotating and reciprocating machines, polymer processing equipment, and measurement, inspection, and control technologies, serving single-use biopharmaceutical production, diversified industrial manufacturing applications, chemical production, plastics and polymer processing, midstream and downstream oil and gas, clean energy markets, thermal management, wire and cable, food and beverage, semiconductor production and medical applications and other end-markets.

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2025	2024	% Change	2025	2024	% Change
Revenue	$520,554	$477,239	9.1%	$1,014,127	$942,968	7.5%

Segment earnings	$159,504	$137,217	16.2%	$310,779	$255,954	21.4%

Segment earnings margin	30.6%	28.8%		30.6%	27.1%

Operational metrics:
Bookings	$530,158	$461,426	14.9%	$1,029,445	$935,058	10.1%

Components of revenue growth:
Organic growth			3.9%			5.2%
Acquisitions			2.8%			1.6%
Foreign currency translation			2.4%			0.7%
Total revenue growth			9.1%			7.5%

Second Quarter 2025 Compared to the Second Quarter 2024

Pumps & Process Solutions revenue for the second quarter of 2025 increased $43.3 million, or 9.1%, as compared to the second quarter of 2024, driven by organic growth of 3.9%, acquisition-related growth of 2.8% and a favorable impact from foreign currency translation of 2.4%. Acquisition-related growth was driven by the acquisitions of Cryogenic Machinery Corp. ("Cryo-Mach") in the first quarter of 2025 and Sikora AG ("Sikora") in the second quarter of 2025. Customer pricing favorably impacted revenue in the second quarter of 2025 by approximately 1.7% and by approximately 1.8% in the prior year comparable quarter.

The organic revenue growth was primarily driven by robust demand for single-use biopharma components, thermal connectors used in liquid cooling of data centers, and digital controls for midstream natural gas compression, as well as solid performance in industrial pumps, partially offset by anticipated revenue declines in our plastics and polymer processing solutions business as customers shift focus to optimizing the significant capacity investments made over the last several years. We expect continued growth in the second half of the year supported by demand trends in several of our businesses and an improving outlook in polymer processing equipment.

Pumps & Process Solutions segment earnings increased $22.3 million, or 16.2%, over the prior year comparable quarter. The increase was driven by the favorable impact from higher volumes, productivity initiatives, favorable portfolio mix and the impact from acquisitions. Segment earnings margin increased to 30.6% from 28.8% in the prior year comparable quarter.

Overall bookings increased 14.9% as compared to the prior year comparable quarter. The bookings growth was primarily driven by positive demand trends in biopharmaceutical end market and growth in high performance computing and data center application demand. Segment book-to-bill was 1.02.

Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024

Pumps & Process Solutions segment revenue increased $71.2 million, or 7.5%, as compared to the six months ended June 30, 2024, attributable to organic growth of 5.2%, acquisition-related growth of 1.6% for the acquisitions of Cryo-Mach and Sikora AG, and a favorable impact from foreign currency translation of 0.7%.

The organic growth was primarily driven by single-use biopharma components, thermal connectors used in liquid cooling of data centers, and digital controls for midstream natural gas compression, together with solid performance in precision components and industrial pumps, partially offset by expected declines in our polymer processing equipment business. Customer pricing favorably impacted revenue by approximately 1.5% and by approximately 1.6% in the prior year comparable period.

Pumps & Process Solutions segment earnings increased $54.8 million, or 21.4%, for the six months ended June 30, 2025 over the prior year comparable period. The increase was driven by the impact of higher volumes, favorable portfolio mix, the impact from acquisitions and productivity initiatives. Segment earnings margin increased to 30.6% from 27.1% from the prior year comparable period.

Climate & Sustainability Technologies
Our Climate & Sustainability Technologies segment is a provider of innovative and energy-efficient equipment, components, solutions, services and parts for the commercial refrigeration, heating and cooling and beverage can-making equipment end-markets.

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2025	2024	% Change	2025	2024	% Change
Revenue	$416,151	$436,706	(4.7)%	$764,039	$800,998	(4.6)%

Segment earnings	$77,262	$79,127	(2.4)%	$129,381	$129,886	(0.4)%

Segment earnings margin	18.6%	18.1%		16.9%	16.2%

Operational metrics:
Bookings	$384,246	$406,269	(5.4)%	$779,869	$859,355	(9.2)%

Components of revenue decline:
Organic decline			(5.6)%			(4.8)%
Foreign currency translation			0.9%			0.2%
Total revenue decline			(4.7)%			(4.6)%

Second Quarter 2025 Compared to the Second Quarter 2024

Climate & Sustainability Technologies revenue decreased $20.6 million, or 4.7%, as compared to the second quarter of 2024, due to an organic revenue decline of 5.6%, partially offset by a favorable impact from foreign currency translation of 0.9%. Customer pricing favorably impacted revenue in the second quarter of 2025 by approximately 0.2% and by approximately 0.3% in the prior year comparable quarter.

The organic revenue decline was primarily due to project timing in retail refrigeration, partially offset by continued strong demand for low-GWP CO2 refrigerant systems, and improving demand in beverage can-making and across heat exchanger applications. We expect improvement as we move through 2025, as solid demand in CO2 refrigerant systems continues, demand for heat exchangers in data center cooling applications accelerates, and demand headwinds in both beverage can-making equipment and European residential heat pumps abate.

Climate & Sustainability Technologies segment earnings decreased $1.9 million, or 2.4%, as compared to the second quarter of 2024. The segment earnings decrease was primarily due to the unfavorable impact from lower volumes, partially offset by productivity initiatives and the favorable mix impact from CO2 refrigerant systems growth in retail refrigeration. Segment earnings margin increased to 18.6% from 18.1% in the prior year comparable quarter.

Bookings in the second quarter of 2025 decreased 5.4% from the prior year comparable quarter. The bookings decline was primarily due to order timing in retail refrigeration, partially offset by favorable heat exchanger demand trends and higher beverage can-making bookings. Segment book-to-bill was 0.92.

Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024

Climate & Sustainability Technologies segment revenue decreased $37.0 million, or 4.6%, compared to the six months ended June 30, 2024, reflecting an organic revenue decline of 4.8%, partially offset by a favorable foreign currency translation impact of 0.2%. The organic revenue decline for the six months ended June 30, 2025 was due to project timing in retail refrigeration, partially offset by continued strong demand for low-GWP CO2 refrigerant systems, and improving demand across beverage can-making and heat exchanger applications. Customer pricing favorably impacted revenue by approximately 0.2%, and unfavorably impacted revenue by approximately 0.2% in the prior year comparable period.

Climate & Sustainability Technologies segment earnings decreased $0.5 million, or 0.4%, for the six months ended June 30, 2025, as compared to the prior year comparable period. Segment earnings margin increased to 16.9% from 16.2% in the prior year comparable period. The earnings decrease was primarily due to lower volumes in retail refrigeration, partially offset by increased heat exchanger and beverage can-making volumes, productivity initiatives and the favorable mix impact from CO2 refrigerant systems growth.

Reconciliation of Segment Earnings to Earnings from Continuing Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Earnings from Continuing Operations:
Segment earnings:
Engineered Products	$53,511	$52,095	$97,625	$114,627
Clean Energy & Fueling	107,771	87,536	193,415	157,211
Imaging & Identification	76,937	75,786	154,512	145,745
Pumps & Process Solutions	159,504	137,217	310,779	255,954
Climate & Sustainability Technologies	77,262	79,127	129,381	129,886
Total segment earnings	474,985	431,761	885,712	803,423
Purchase accounting expenses (1)	51,123	44,332	100,227	88,519
Restructuring and other costs (2)	23,210	11,590	32,607	35,561
(Gain) loss on dispositions (3)	(2,176)	663	(4,644)	(529,280)
Corporate expense / other (4)	41,875	39,526	93,834	81,685
Interest expense	26,791	32,374	54,399	68,739
Interest income	(17,935)	(4,081)	(38,189)	(8,837)
Earnings before provision for income taxes	352,097	307,357	647,478	1,067,036
Provision for income taxes	71,967	60,770	128,107	218,347
Earnings from continuing operations	$280,130	$246,587	$519,371	$848,689
(1) Purchase accounting expenses are primarily comprised of amortization of acquired intangible assets.
(2) Restructuring and other costs relate to actions taken for headcount reductions, facility consolidations and site closures, product line exits, and other asset charges.
(3) (Gain) loss on dispositions, including post-closing adjustments; see Note 4 — Discontinued and Disposed Operations in the condensed consolidated financial statements in Item 1 of this Form 10-Q for further details.
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

Restructuring and Other Costs (Benefits)

Restructuring and other costs are not presented in our segment earnings because these costs are excluded from the segment operating performance measure reviewed by management. During the three and six months ended June 30, 2025, we incurred restructuring charges of $13.5 million and $21.8 million and other costs, net of $9.7 million and $10.8 million. Restructuring charges for the three and six months ended June 30, 2025 were primarily related to exit costs and headcount reductions in the Climate & Sustainability Technologies, Pumps & Process Solutions and Clean Energy & Fueling segments. These restructuring programs were initiated in 2024 and 2025 and the Company will continue to make proactive adjustments to its cost structure to align with current demand trends. Other costs, net of $9.7 million and $10.8 million for the three and six months ended June 30, 2025 primarily relate to $4.0 million in costs associated with a product line exit in our Climate & Sustainability Technologies segment. These restructuring and other charges were recorded in cost of goods and services and selling, general and administrative expenses in the condensed consolidated statements of earnings. Additional programs beyond the scope of the announced programs may be implemented during 2025 with related restructuring and other cost charges.

We recorded the following restructuring and other costs for the three and six months ended June 30, 2025:

	Three Months Ended June 30, 2025
(in thousands)	Engineered Products	Clean Energy & Fueling	Imaging & Identification	Pumps & Process Solutions	Climate & Sustainability Technologies	Corporate	Total
Restructuring	$563	$2,676	$319	$2,646	$7,144	$181	$13,529
Other (benefits) costs	(5)	742	596	(220)	6,597	1,971	9,681
Restructuring and other costs	$558	$3,418	$915	$2,426	$13,741	$2,152	$23,210

	Six Months Ended June 30, 2025
(in thousands)	Engineered Products	Clean Energy & Fueling	Imaging & Identification	Pumps & Process Solutions	Climate & Sustainability Technologies	Corporate	Total
Restructuring	$3,031	$4,444	$488	$4,591	$8,810	$475	$21,839
Other costs, net	56	857	1,011	(263)	6,998	2,109	10,768
Restructuring and other costs	$3,087	$5,301	$1,499	$4,328	$15,808	$2,584	$32,607

Restructuring and other costs for the three and six months ended June 30, 2024 include restructuring charges of $9.1 million and $27.8 million and other costs, net of $2.5 million and $7.8 million. Restructuring charges for the three months ended June 30, 2024 were primarily related to exit costs and headcount reductions across all segments. Restructuring charges for the six months ended June 30, 2024 were primarily related to product line exit costs and headcount reductions in the Climate & Sustainability Technologies, Clean Energy & Fueling and Pumps & Process Solutions segments. These restructuring programs were initiated in 2023 and 2024 and the Company will continue to make proactive adjustments to its cost structure to align with current demand trends. Other costs, net of $7.8 million for the six months ended June 30, 2024, were primarily due to a non-cash asset impairment charge in our Climate & Sustainability Technologies segment. These restructuring and other charges were recorded in cost of goods and services and selling, general and administrative expenses in the condensed consolidated statement of earnings.

We recorded the following restructuring and other costs for the three and six months ended June 30, 2024:

	Three Months Ended June 30, 2024
(in thousands)	Engineered Products	Clean Energy & Fueling	Imaging & Identification	Pumps & Process Solutions	Climate & Sustainability Technologies	Corporate	Total
Restructuring	$1,486	$1,925	$2,081	$1,614	$1,953	$78	$9,137
Other (benefits) costs	44	682	759	(5)	438	535	2,453
Restructuring and other costs	$1,530	$2,607	$2,840	$1,609	$2,391	$613	$11,590

	Six Months Ended June 30, 2024
(in thousands)	Engineered Products	Clean Energy & Fueling	Imaging & Identification	Pumps & Process Solutions	Climate & Sustainability Technologies	Corporate	Total
Restructuring	$1,978	$6,890	$2,841	$2,965	$13,023	$95	$27,792
Other costs, net	16	1,341	1,228	52	3,888	1,244	7,769
Restructuring and other costs	$1,994	$8,231	$4,069	$3,017	$16,911	$1,339	$35,561

Purchase Accounting Expenses

Purchase accounting expenses primarily relate to amortization of acquired intangible assets. These expenses are not presented in our segment earnings because they are excluded from the segment operating performance measure reviewed by management. These expenses reconcile to segment earnings as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Purchase Accounting Expenses
Engineered Products	$2,785	$2,615	$5,442	$5,245
Clean Energy & Fueling	25,083	21,344	50,704	42,301
Imaging & Identification	5,844	5,665	11,454	11,406
Pumps & Process Solutions	12,995	9,662	23,803	19,473
Climate & Sustainability Technologies	4,416	5,046	8,824	10,094
Total	$51,123	$44,332	$100,227	$88,519

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

Cash Flow Summary

The following table is derived from our condensed consolidated statements of cash flows:

	Six Months Ended June 30,
Cash Flows from Operations (in thousands)	2025	2024
Net cash flows provided by (used in):
Operating activities	$369,814	$295,637
Investing activities	(755,770)	465,631
Financing activities	(206,469)	(911,439)

Operating Activities

Cash flow from operating activities for the six months ended June 30, 2025 increased by $74.2 million compared to June 30, 2024, primarily driven by higher operating earnings during the period.

Adjusted Working Capital: We believe adjusted working capital (a non-GAAP measure calculated as receivables, plus inventory, less accounts payable) provides a meaningful measure of liquidity by showing changes caused by operational results.

The following table provides a calculation of adjusted working capital:

Adjusted Working Capital (in thousands)	June 30, 2025	December 31, 2024
Receivables, net	$1,481,097	$1,354,225
Inventories, net	1,305,811	1,144,838
Less: Accounts payable	869,907	848,006
Adjusted working capital	$1,917,001	$1,651,057

Adjusted working capital has increased by $265.9 million, or 16.1%, year-to-date, driven by an increase of $126.9 million in net receivables and an increase of $161.0 million in net inventory, partially offset by an increase in accounts payable of $21.9 million. These amounts include the effects of acquisitions, dispositions and foreign currency translation. The change in accounts receivable and payable reflect the timing of payments and collections. The increase in inventories is driven by production planning ahead of higher expected shipment volumes in the near term.

Investing Activities

Cash flow from investing activities is derived from cash inflows from proceeds from dispositions, offset by cash outflows for acquisitions and capital expenditures. The majority of the activity in investing activities was comprised of the following:

•Proceeds from dispositions: During the six months ended June 30, 2025, we received an additional $6.0 million of net proceeds related to the sale of a minority owned equity method investment in the third quarter of 2024 within the Climate & Sustainability Technologies segment. During the six months ended June 30, 2024, we received net proceeds of $674.7 million from the disposition of De-Sta-Co. See Note 4 — Discontinued and Disposed Operations in the condensed consolidated financial statements in Item 1 of this Form 10-Q for further details.

•Acquisitions: During the six months ended June 30, 2025, we deployed approximately $658.5 million, net to acquire three business within the Pumps & Process Solutions segment. In comparison, during the six months ended June 30, 2024, we deployed approximately $144.9 million, net to acquire three businesses within the Clean Energy & Fueling and Imaging & Identification segments. See Note 3 — Acquisitions in the condensed consolidated financial statements in Item 1 of this Form 10-Q for further details.

•Capital spending: Capital expenditures increased $33.3 million during the six months ended June 30, 2025, compared to the six months ended June 30, 2024, in line with our planned capital expenditures for the year.

We anticipate that capital expenditures and any additional acquisitions we make through the remainder of 2025 will be funded from available cash and internally generated funds and, if necessary, through the issuance of commercial paper, or by accessing the public debt or equity markets. We estimate capital expenditures in 2025 to range from $190.0 million to $210.0 million.

Financing Activities

Cash flow from financing activities generally relates to the use of cash for purchases of our common stock and payment of dividends, offset by net borrowing activity. The majority of financing activity was attributed to the following:

•Repurchase of common stock, including accelerated share repurchase program: During the six months ended June 30, 2025, the Company repurchased a total of 200,000 shares for $40.7 million. During the six months ended June 30, 2024, the Company used $500.0 million to repurchase 2,569,839 shares on March 1, 2024 under an accelerated share repurchase transaction. See Note 17 — Stockholders' Equity in the condensed consolidated financial statements in Item 1 of this Form 10-Q for further details.

•Commercial paper and other short-term borrowings, net: The Company had no commercial paper borrowings during the six months ended June 30, 2025. During the six months ended June 30, 2024, we used $257.8 million to pay off commercial paper borrowings, with net proceeds received from the sale of De-Sta-Co.

•Dividend payments: Total dividend payments to common shareholders were $142.0 million during the six months ended June 30, 2025, as compared to $141.6 million during the same period in 2024. Our dividends paid per common share increased 1.0% to $1.03 during the six months ended June 30, 2025 compared to $1.02 during the same period in 2024.

Cash Flows from Discontinued Operations

Net cash (used in) provided by discontinued operations for the six months ended June 30, 2025 and June 30, 2024 amounted to $(10.1) million and $67.0 million, respectively.

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

The following table reconciles our free cash flow to cash flow provided by operating activities:

	Six Months Ended June 30,
Free Cash Flow (dollars in thousands)	2025	2024
Cash flow provided by operating activities	$369,814	$295,637
Less: Capital expenditures	(109,124)	(75,872)
Free cash flow	$260,690	$219,765
Cash flow from operating activities as a percentage of revenue	9.4%	7.7%
Cash flow from operating activities as a percentage of earnings from continuing operations	71.2%	34.8%
Free cash flow as a percentage of revenue	6.7%	5.7%
Free cash flow as a percentage of earnings from continuing operations	50.2%	25.9%

For the six months ended June 30, 2025, we generated free cash flow of $260.7 million, representing 6.7% of revenue and 50.2% of earnings from continuing operations. Free cash flow for the six months ended June 30, 2025 increased $40.9 million, compared to June 30, 2024, primarily driven by higher operating earnings, partially offset by higher capital expenditures. The increases in cash flow from operating activities and free cash flow as percentages of earnings from continuing operations are due primarily to the gain on disposition of De-Sta-Co impacting the prior year. See Note 4 — Discontinued and Disposed Operations in the condensed consolidated financial statements in Item 1 of this Form 10-Q for further details.

Capitalization

We use commercial paper borrowings for general corporate purposes, including the funding of acquisitions and the repurchase of our common stock. As of June 30, 2025, we maintained $1.0 billion five-year and $500.0 million 364-day unsecured revolving credit facilities (together, the "Credit Agreements") with a syndicate of banks which expire April 6, 2028 and April 2, 2026, respectively. The Company may elect to extend the maturity date of any loans under the 364-day credit facility until April 2, 2027, subject to conditions specified therein. The Credit Agreements are designated as a liquidity back-stop for the Company's commercial paper program and also are available for general corporate purposes.

At the Company's election, loans under the Credit Agreements will bear interest at a base rate plus an applicable margin. The Credit Agreements require the Company to pay facility fees and impose various restrictions on the Company such as, among other things, a requirement to maintain an interest coverage ratio of consolidated EBITDA to consolidated net interest expense of not less than 3.0 to 1.0. The Company was in compliance with all covenants in the Credit Agreements and other long-term debt covenants at June 30, 2025 and had an interest coverage ratio of consolidated EBITDA to consolidated net interest expense of 68.3 to 1. We are not aware of any potential impairment to our liquidity and expect to remain in compliance with all of our debt covenants.

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

At June 30, 2025, our cash and cash equivalents totaled $1.3 billion, of which approximately $326.8 million was held outside the United States. At December 31, 2024, our cash and cash equivalents totaled $1.8 billion, of which approximately $300.5 million was held outside the United States. Cash and cash equivalents are held primarily in bank deposits with highly rated banks. We regularly hold cash in excess of near-term requirements in bank deposits or invest the funds in government money market instruments or short-term investments, which consist of investment grade time deposits with original maturity dates at the time of purchase of no greater than three months.

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

Net Debt to Net Capitalization Ratio (dollars in thousands)	June 30, 2025	December 31, 2024
Current portion of long-term debt and other short-term borrowings	$400,477	$400,056
Long-term debt	2,668,666	2,529,346
Total debt	3,069,143	2,929,402
Less: Cash and cash equivalents	(1,264,893)	(1,844,877)
Net debt	1,804,250	1,084,525
Add: Stockholders' equity	7,441,305	6,953,996
Net capitalization	$9,245,555	$8,038,521
Net debt to net capitalization	19.5%	13.5%

Our net debt to net capitalization ratio increased to 19.5% at June 30, 2025 compared to 13.5% at December 31, 2024. Net debt increased $719.7 million during the period primarily due to the increase in value of the euro-denominated debt resulting from foreign currency translation adjustments and a decrease in cash and cash equivalents from acquisition-related investments. Stockholders' equity increased for the period primarily driven by current earnings of $509.9 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the six months ended June 30, 2025. For a discussion of our exposure to market risk, refer to Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Item 4. Controls and Procedures

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2025.

During the second quarter of 2025, there were no changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

a.Not applicable.

b.Not applicable.

c.In August 2023, the Company's Board of Directors approved a new standing share repurchase authorization whereby the Company may repurchase up to 20 million shares beginning on January 1, 2024 through December 31, 2026. No share repurchases were made under the August 2023 authorization during the three months ended June 30, 2025. As of June 30, 2025, the number of shares still available for repurchase under the current share repurchase authorization was 16,930,718.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

a.- b. None.

c. During the six months ended June 30, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

10.1
364-Day Credit Agreement dated as of April 3, 2025 among Dover Corporation, the Lenders party thereto, the Borrowing Subsidiaries party thereto from time to time and JPMorgan Chase Bank, N.A. as Administrative Agent, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 3, 2025 (SEC File No. 001-04018), is incorporated by reference.

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

101
The following materials from Dover Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page formatted in Inline XBRL and contained in Exhibit 101.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

DOVER CORPORATION

Date:	July 24, 2025	/s/ Christopher B. Woenker
Christopher B. Woenker
Senior Vice President & Chief Financial Officer
(Principal Financial Officer)

Date:	July 24, 2025	/s/ Ryan W. Paulson
Ryan W. Paulson
Vice President, Controller
(Principal Accounting Officer)