Form 10-Q
period 2025-09-30
DOVER Corp
filed 2025-10-23
CIK 29905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☑
The number of shares outstanding of the Registrant’s common stock as of October 17, 2025 was 137,153,223.

Dover Corporation
Form 10-Q

Item 1. Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$2,077,841	$1,983,542	$5,993,492	$5,816,043
Cost of goods and services	1,244,247	1,220,355	3,596,136	3,603,146
Gross profit	833,594	763,187	2,397,356	2,212,897
Selling, general and administrative expenses	456,441	429,570	1,369,297	1,301,606
Operating earnings	377,153	333,617	1,028,059	911,291
Interest expense	27,239	34,128	81,638	102,867
Interest income	(17,804)	(5,176)	(55,993)	(14,013)
Gain on dispositions	—	(68,633)	(4,644)	(597,913)
Other income, net	(18,525)	(13,032)	(26,663)	(33,016)
Earnings before provision for income taxes	386,243	386,330	1,033,721	1,453,366
Provision for income taxes	82,951	73,434	211,058	291,781
Earnings from continuing operations	303,292	312,896	822,663	1,161,585
(Loss) earnings from discontinued operations, net	(1,296)	34,204	(10,782)	99,558
Net earnings	$301,996	$347,100	$811,881	$1,261,143

Earnings per share from continuing operations:
Basic	$2.21	$2.28	$5.99	$8.42
Diluted	$2.20	$2.26	$5.96	$8.37
(Loss) earnings per share from discontinued operations:
Basic	$(0.01)	$0.25	$(0.08)	$0.72
Diluted	$(0.01)	$0.25	$(0.08)	$0.72
Net earnings per share:
Basic	$2.20	$2.53	$5.92	$9.14
Diluted	$2.19	$2.51	$5.88	$9.08
Weighted average shares outstanding:
Basic	137,236	137,251	137,254	137,913
Diluted	138,029	138,223	138,099	138,830

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net earnings	$301,996	$347,100	$811,881	$1,261,143
Other comprehensive earnings (loss), net of tax
Foreign currency translation adjustments:
Foreign currency translation gain (loss)	(15,298)	55,121	124,814	13,176
Reclassification of foreign currency translation losses to earnings	—	—	1,858	13,931
Total foreign currency translation adjustments (net of $(584), $10,468, $34,216 and $3,008 tax benefit (provision), respectively)	(15,298)	55,121	126,672	27,107
Pension and other post-retirement benefit plans:
Amortization of actuarial gain included in net periodic pension cost	(284)	(363)	(889)	(1,099)
Amortization of prior service credits included in net periodic pension cost	(178)	(160)	(509)	(472)
Settlement and curtailment impact(1)	—	—	(565)	—
Total pension and other post-retirement benefit plans (net of $129, $138, $554 and $415 tax benefit, respectively)	(462)	(523)	(1,963)	(1,571)
Changes in fair value of cash flow hedges:
Unrealized net loss arising during period	(351)	(1,107)	(5,274)	(246)
Net loss (gain) reclassified into earnings	1,515	39	2,079	(665)
Total cash flow hedges (net of $(340), $315, $933 and $269 tax benefit (provision), respectively)	1,164	(1,068)	(3,195)	(911)
Other comprehensive earnings (loss), net of tax	(14,596)	53,530	121,514	24,625
Comprehensive earnings	$287,400	$400,630	$933,395	$1,285,768
(1) Included in (loss) earnings from discontinued operations, net in the condensed consolidated statement of earnings.

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,552,804	$1,844,877
Receivables, net	1,451,935	1,354,225
Inventories, net	1,321,751	1,144,838
Prepaid and other current assets	176,367	140,557
Total current assets	4,502,857	4,484,497
Property, plant and equipment, net	1,099,070	987,924
Goodwill	5,403,860	4,905,702
Intangible assets, net	1,810,211	1,580,854
Other assets and deferred charges	604,645	550,183
Total assets	$13,420,643	$12,509,160

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$400,646	$400,056
Accounts payable	861,570	848,006
Accrued compensation and employee benefits	251,870	292,371
Deferred revenue	183,440	198,629
Accrued insurance	90,559	87,952
Other accrued expenses	360,471	335,326
Federal and other income taxes	57,012	34,187
Total current liabilities	2,205,568	2,196,527
Long-term debt	2,670,362	2,529,346
Deferred income taxes	392,125	352,006
Non-current income tax payable	—	6,158
Other liabilities	489,652	471,127
Stockholders' equity:
Total stockholders' equity	7,662,936	6,953,996
Total liabilities and stockholders' equity	$13,420,643	$12,509,160

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except per share data)
(Unaudited)

	Common stock $1 par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total stockholders' equity
Balance at July 1, 2025	$260,149	$916,601	$13,777,499	$(191,666)	$(7,321,278)	$7,441,305
Net earnings	—	—	301,996	—	—	301,996
Dividends paid ($0.520 per share)	—	—	(71,162)	—	—	(71,162)
Common stock issued for the exercise of share-based awards	14	(1,349)	—	—	—	(1,335)
Stock-based compensation expense	—	6,728	—	—	—	6,728
Other comprehensive loss, net of tax	—	—	—	(14,596)	—	(14,596)
Balance at September 30, 2025	$260,163	$921,980	$14,008,333	$(206,262)	$(7,321,278)	$7,662,936

	Common stock $1 par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings (loss)	Treasury stock	Total stockholders' equity
Balance at July 1, 2024	$259,971	$829,335	$11,768,023	$(266,771)	$(7,226,935)	$5,363,623
Net earnings	—	—	347,100	—	—	347,100
Dividends paid ($0.515 per share)	—	—	(70,723)	—	—	(70,723)
Common stock issued for the exercise of share-based awards	35	(3,856)	—	—	—	(3,821)
Stock-based compensation expense	—	8,290	—	—	—	8,290
Common stock acquired, including accelerated share repurchase program and excise tax	—	53,229	—	—	(53,229)	—
Other comprehensive earnings, net of tax	—	—	—	53,530	—	53,530
Balance at September 30, 2024	$260,006	$886,998	$12,044,400	$(213,241)	$(7,280,164)	$5,697,999

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except per share data)
(Unaudited)

	Common stock $1 par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings (loss)	Treasury stock	Total stockholders' equity
Balance at January 1, 2025	$260,031	$892,686	$13,409,633	$(327,776)	$(7,280,578)	$6,953,996
Net earnings	—	—	811,881	—	—	811,881
Dividends paid ($1.55 per share)	—	—	(213,181)	—	—	(213,181)
Common stock issued for the exercise of share-based awards	132	(8,311)	—	—	—	(8,179)
Stock-based compensation expense	—	37,605	—	—	—	37,605
Common stock acquired	—	—	—	—	(40,700)	(40,700)
Other comprehensive earnings, net of tax	—	—	—	121,514	—	121,514
Balance at September 30, 2025	$260,163	$921,980	$14,008,333	$(206,262)	$(7,321,278)	$7,662,936

	Common stock $1 par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings (loss)	Treasury stock	Total stockholders' equity
Balance at January 1, 2024	$259,842	$886,690	$10,995,624	$(237,866)	$(6,797,685)	$5,106,605
Net earnings	—	—	1,261,143	—	—	1,261,143
Dividends paid ($1.54 per share)	—	—	(212,367)	—	—	(212,367)
Common stock issued for the exercise of share-based awards	164	(10,890)	—	—	—	(10,726)
Stock-based compensation expense	—	32,969	—	—	—	32,969
Common stock acquired, including accelerated share repurchase program and excise tax	—	(21,771)	—	—	(482,479)	(504,250)
Other comprehensive earnings, net of tax	—	—	—	24,625	—	24,625
Balance at September 30, 2024	$260,006	$886,998	$12,044,400	$(213,241)	$(7,280,164)	$5,697,999

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Operating Activities:
Net earnings	$811,881	$1,261,143
Adjustments to reconcile net earnings to cash provided by operating activities:
Loss (earnings) from discontinued operations, net	10,782	(99,558)
Depreciation and amortization	280,262	251,179
Stock-based compensation expense	37,605	32,297
Gain on dispositions	(4,644)	(597,913)
Other, net	(19,255)	(36,033)
Cash effect of changes in assets and liabilities:
Accounts receivable, net	(33,816)	(5,960)
Inventories	(95,567)	(36,936)
Prepaid expenses and other assets	(9,677)	(19,780)
Accounts payable	(26,309)	(60,549)
Accrued compensation and employee benefits	(74,687)	(30,322)
Accrued expenses and other liabilities	(24,485)	31,174
Accrued and deferred taxes, net	(58,031)	(39,861)
Net cash provided by operating activities	794,059	648,881
Investing Activities:
Additions to property, plant and equipment	(163,274)	(113,626)
Acquisitions, net of cash and cash equivalents acquired	(663,194)	(602,654)
Proceeds from dispositions, net of cash transferred	5,998	767,689
Other	5,843	11,710
Net cash (used in) provided by investing activities	(814,627)	63,119
Financing Activities:
Repurchase of common stock, including accelerated share repurchase program	(40,700)	(500,000)
Change in commercial paper and other short-term borrowings, net	85	(88,987)
Dividends paid to stockholders	(213,181)	(212,367)
Payments to settle employee tax obligations on exercise of share-based awards	(11,627)	(13,731)
Other	(14,924)	(3,360)
Net cash used in financing activities	(280,347)	(818,445)
Cash Flows from Discontinued Operations:
Net cash (used in) provided by operating activities of discontinued operations	(1,551)	108,284
Net cash used in investing activities of discontinued operations	(9,796)	(14,359)
Net cash (used in) provided by discontinued operations	(11,347)	93,925

Effect of exchange rate changes on cash and cash equivalents	20,189	(6,575)
Net decrease in cash and cash equivalents	(292,073)	(19,095)
Cash and cash equivalents at beginning of period, including cash held for sale (1)	1,844,877	415,861
Cash and cash equivalents at end of period	$1,552,804	$396,766
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

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
At September 30, 2025, we estimated that $333,272 in revenue is expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. We expect to recognize approximately 60.5% of the Company's unsatisfied (or partially unsatisfied) performance obligations as revenue through 2026, 24.1% in 2027, with the remaining balance to be recognized in 2028 and thereafter.

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

The following table provides information about contract assets and contract liabilities from contracts with customers:

	September 30, 2025	December 31, 2024	December 31, 2023
Contract assets - current	$28,881	$22,413	$19,561
Contract liabilities - current	183,440	198,629	194,798
Contract liabilities - non-current	4,981	4,452	7,098

The revenue recognized during the nine months ended September 30, 2025 and 2024 that was included in contract liabilities at the beginning of the period amounted to $140,267 and $162,670, respectively.

3. Acquisitions

2025 Acquisitions

During the nine months ended September 30, 2025, the Company acquired four businesses in separate transactions for total consideration of $665,194, net of cash acquired and inclusive of contingent consideration of $2,000. These businesses were acquired to complement and expand upon existing operations within the Pumps & Process Solutions and Clean Energy & Fueling segments. The goodwill recorded as a result of these acquisitions represents the economic benefits expected to be derived from product line expansions and operational synergies. Goodwill of $16,499 is deductible for income tax purposes and $346,803 is non-deductible for income tax purposes for these acquisitions.

Sikora

On June 11, 2025, the Company acquired 99.8% of the equity interest in Sikora AG ("Sikora"), a provider of precision measurement, inspection and control solutions for production processes in the wires and cables, hoses, optical fibers and plastic industries for $608,401, net of cash acquired and inclusive of measurement period adjustments. The Sikora acquisition strengthens the Company's offerings in the Pumps & Process Solutions segment. In connection with this acquisition, the Company recorded preliminary goodwill of $337,202 and intangible assets of $222,044 for customer intangibles, $73,976 for unpatented technology and $17,805 for trademarks. The fair value for customer intangibles at the acquisition date was determined using the multi-period excess earnings method under the income approach. The fair value measurements of intangible assets are based on significant unobservable inputs, and thus represent Level 3 inputs. Significant assumptions used in assessing the fair value of intangible assets include discounted future cash flows, customer attrition rates and discount rates. The fair values of the assets acquired and liabilities assumed, and the related tax balances, are based on preliminary estimates and assumptions. These preliminary estimates and assumptions could change significantly during the measurement period as the Company finalizes the valuations of the assets acquired and the liabilities assumed and the related tax balances.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
The following presents the preliminary allocation of purchase price to the assets acquired and liabilities assumed in the Sikora acquisition, based on their estimated fair values at acquisition date:

Total
Current assets, net of cash acquired	$56,736
Property, plant and equipment	28,449
Goodwill	337,202
Intangible assets	313,825
Other assets and deferred charges	569
Current liabilities	(32,203)
Non-current liabilities	(96,177)
Net assets acquired	$608,401

Other Acquisitions

On January 17, 2025, the Company acquired 100% of the equity interest in Cryogenic Machinery Corp. ("Cryo-Mach"), a provider of cryogenic centrifugal pumps, mechanical seals and accessories, for total consideration of $28,909, net of cash acquired and inclusive of measurement period adjustments. The Cryo-Mach business was acquired to expand the Company's participation in cryogenic applications within the Pumps & Process Solutions segment. In connection with this acquisition, the Company recorded preliminary tax-deductible goodwill of $9,250 and intangible assets of $21,020, primarily related to customer intangibles.

On June 18, 2025, the Company acquired 100% of the equity interest in ipp Pump Products GmbH ("ipp"), a specialized manufacturer of sanitary pump technologies, including hygienic lobe, progressive, and other processing equipment for $16,529, net of cash acquired and inclusive of measurement period adjustments. ipp's products expand the Company's capabilities in critical hygienic applications within the Pumps & Process Solutions segment. In connection with this acquisition, the Company recorded preliminary goodwill of $9,601 and intangible assets of $5,648, related to customer intangibles.

On August 1, 2025, the Company acquired 100% of the equity interest in Site IQ LLC ("SIQ"), an industrial internet of things company with a focus on remote monitoring of fueling sites, for total consideration of $11,355, net of cash acquired and inclusive of contingent consideration. SIQ's hardware and software products expand the Company's ability to deliver a comprehensive solution that brings actionable intelligence and remote hardware service to retailers and service companies within the Clean Energy & Fueling segment. In connection with this acquisition, the Company recorded preliminary tax-deductible goodwill of $7,249 and intangible assets of $4,600, related to unpatented technology.

The amounts assigned to goodwill and major intangible asset classifications for acquisitions during the nine months ended September 30, 2025 were as follows:

	Amount allocated	Weighted Average Useful Life (in years)
Goodwill	$16,499	na
Goodwill - non-deductible	346,803	na
Customer intangibles	245,612	15
Unpatented technologies	80,836	11
Trademarks	18,645	15
	$708,395

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

2024 Acquisitions

During the nine months ended September 30, 2024, the Company acquired seven businesses in separate transactions for total consideration of $639,876, net of cash acquired and inclusive of contingent consideration of $33,736 (a non-cash financing activity) and measurement period adjustments. These businesses were acquired to complement and expand upon existing operations within the Clean Energy & Fueling, Engineered Products and Imaging & Identification segments. The goodwill recorded as a result of these acquisitions represents the economic benefits expected to be derived from product line expansions and operational synergies and is non-deductible for income tax purposes.

On July 19, 2024, the Company acquired 100% of the equity interests in the Marshall Excelsior Company ("MEC"), a supplier of highly-engineered flow control components for transportation, storage, and use in liquefied petroleum gas and other industrial gases, for $395,810, net of cash acquired and inclusive of measurement period adjustments. The MEC acquisition expands the Company's critical flow control capabilities in the Clean Energy & Fueling segment. In connection with this acquisition, the Company recorded goodwill of $192,762 and intangible assets of $194,100, primarily related to customer intangibles. The fair value for customer intangibles at the acquisition date was determined using the multi-period excess earnings method under the income approach. The fair value measurements of intangible assets are based on significant unobservable inputs, and thus represent Level 3 inputs. Significant assumptions used in assessing the fair values of intangible assets include discounted future cash flows, customer attrition rates and discount rates. The Company recorded measurement period adjustments primarily related to certain liabilities. These adjustments are based on facts and circumstances that existed, but were not known, as of the acquisition date which resulted in an increase in goodwill of $8,884.

The following presents the allocation of purchase price to the assets acquired and liabilities assumed in the MEC acquisition, based on the estimated fair values at acquisition date:

Total
Current assets, net of cash acquired	$57,784
Property, plant and equipment	10,102
Goodwill	192,762
Intangible assets	194,100
Other assets and deferred charges	5,602
Current liabilities	(19,688)
Non-current liabilities	(44,852)
Net assets acquired	$395,810

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

On July 18, 2024, the Company acquired 100% of the equity interests in Demaco Holland B.V. ("Demaco"), a provider of critical flow control components for cryogenic applications used in a wide range of end markets, for $42,556, net of cash acquired and inclusive of contingent consideration and measurement period adjustments. The acquisition of Demaco expands the Company's offering within the Clean Energy & Fueling segment. In connection with this acquisition, the Company recorded goodwill of $23,788 and intangible assets of $20,159, primarily related to customer intangibles.

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

On August 9, 2024, the Company acquired 100% of the equity interest in SPS Cryogenics B.V. and Special Gas Systems B.V. ("SPS Cryogenics"), a designer, manufacturer, and supplier of vacuum-insulated piping systems for a wide variety of liquefied gases, for $10,918, net of cash acquired and inclusive of measurement period adjustments. The acquisition of SPS Cryogenics expands the Company's presence in Europe with highly complementary offerings within the Clean Energy & Fueling segment. In connection with this acquisition, the Company recorded goodwill of $4,956 and intangible assets of $5,677, primarily related to customer intangibles.

One other immaterial acquisition was completed during the nine months ended September 30, 2024, within the Imaging & Identification segment. The acquisition is highly complementary to our existing track and trace solutions business, grows our presence in the European market and adds complementary offerings to our portfolio.

The following presents, for the six acquisitions other than MEC, the allocation of purchase price to the assets acquired and liabilities assumed, based on their estimated fair values at acquisition date:

Total
Current assets, net of cash acquired	$25,356
Property, plant and equipment	4,530
Goodwill	134,978
Intangible assets	126,358
Other assets and deferred charges	9,520
Current liabilities	(15,438)
Non-current liabilities	(41,238)
Net assets acquired	$244,066

The amounts assigned to goodwill and major intangible asset classifications for acquisitions during the nine months ended September 30, 2024 were as follows:

	Amount allocated	Weighted Average Useful Life (in years)
Goodwill - non-deductible	$327,740	na
Customer intangibles	273,625	15
Unpatented technologies	29,021	7
Trademarks	17,812	15
	$648,198

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
4. Discontinued and Disposed Operations

Discontinued Operations

On October 8, 2024, the Company completed the sale of the ESG business, an operating company within the Engineered Products segment, to Terex Corporation for total preliminary consideration, net of cash transferred, of $2.0 billion, subject to post-closing adjustments. The ESG sale qualifies for discontinued operations reporting because its disposal represented a strategic shift with a major effect on the Company's operations and financial results. As a result, the Company has classified the results of operations as discontinued operations for the three and nine months ended September 30, 2025, and 2024 in the condensed consolidated statements of earnings and for the nine months ended September 30, 2025, and 2024 in the condensed consolidated statements of cash flows. During the three months ended September 30, 2025, other post-closing adjustments of $1,640 ($1,296 after-tax) were recorded resulting in a loss from discontinued operations, net in the condensed consolidated statements of earnings. During the nine months ended September 30, 2025, net working capital adjustments of $9,796 ($7,739 after-tax) and other post-closing adjustments of $3,837 ($3,043 after-tax) were recorded resulting in a loss from discontinued operations, net of $10,782 in the condensed consolidated statements of earnings.

In June 2025, a jury returned a verdict against the ESG business for approximately $58.9 million in connection with litigation involving alleged breach of contract and inducement of breach of fiduciary duty claims arising from certain product development efforts. ESG has filed post-trial motions and, if necessary, will file an appeal with the U.S. Court of Appeals for the Seventh Circuit. The Company has not recognized an expense in connection with this matter because it does not currently believe a loss is probable.

Summarized results of the Company's discontinued operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$—	$231,777	$—	$671,479
Cost of goods and services	—	164,115	—	474,705
Gross profit	—	67,662	—	196,774
Selling, general and administrative expenses	—	24,318	—	67,599
Operating earnings	—	43,344	—	129,175
Loss on disposition	1,640	—	13,633	—
Other (income) expense, net	—	(1)	—	696
(Loss) earnings from discontinued operations before provision for income taxes	(1,640)	43,345	(13,633)	128,479
(Benefit) provision for income taxes	(344)	9,141	(2,851)	28,921
(Loss) earnings from discontinued operations, net	$(1,296)	$34,204	$(10,782)	$99,558

2025 Dispositions

There were no material dispositions in 2025.

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

5. Inventories, net

	September 30, 2025	December 31, 2024
Raw materials	$772,044	$649,993
Work in progress	246,991	233,544
Finished goods	448,108	390,625
Subtotal	1,467,143	1,274,162
Less reserves	(145,392)	(129,324)
Total	$1,321,751	$1,144,838

6. Property, Plant and Equipment, net

	September 30, 2025	December 31, 2024
Land	$68,312	$62,270
Buildings and improvements	700,030	626,075
Machinery, equipment and other	2,116,015	1,945,479
Property, plant and equipment, gross	2,884,357	2,633,824
Accumulated depreciation	(1,785,287)	(1,645,900)
Property, plant and equipment, net	$1,099,070	$987,924

Depreciation expense totaled $42,698 and $38,830 for the three months ended September 30, 2025 and 2024, respectively. For the nine months ended September 30, 2025 and 2024, depreciation expense totaled $124,524 and $115,210, respectively.

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

	2025	2024
Balance at January 1	$28,794	$30,679
Provision for expected credit losses, net of recoveries	6,386	4,039
Amounts written off charged against the allowance	(6,585)	(4,559)
Other, including foreign currency translation	6,749	(63)
Balance at September 30	$35,344	$30,096

8. Goodwill and Other Intangible Assets

The changes in the carrying value of goodwill by reportable segments were as follows:

	Engineered Products	Clean Energy & Fueling	Imaging & Identification	Pumps & Process Solutions	Climate & Sustainability Technologies	Total
Balance at January 1, 2025	$415,264	$1,695,397	$1,072,031	$1,212,042	$510,968	$4,905,702
Acquisitions	—	7,249	—	356,053	—	363,302
Measurement period adjustments	—	4,677	—	(188)	—	4,489
Foreign currency translation	13,886	43,023	42,719	28,681	2,058	130,367
Balance at September 30, 2025	$429,150	$1,750,346	$1,114,750	$1,596,588	$513,026	$5,403,860

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
During the nine months ended September 30, 2025, the Company recognized additions of $363,302 to goodwill as a result of the acquisitions discussed in Note 3 — Acquisitions. Additionally, during the nine months ended September 30, 2025, the Company recognized measurement period adjustments of $4,489 primarily related to the Marshall Excelsior Company acquisition in the third quarter of 2024 under the Clean Energy & Fueling segment.

The Company’s definite-lived and indefinite-lived intangible assets by major asset class were as follows:

	September 30, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Customer intangibles	$2,654,922	$1,324,822	$1,330,100	$2,343,823	$1,174,195	$1,169,628
Trademarks	310,320	175,216	135,104	283,216	156,745	126,471
Patents	197,057	146,143	50,914	201,828	146,271	55,557
Unpatented technologies	370,170	195,876	174,294	277,945	169,310	108,635
Distributor relationships	85,158	74,124	11,034	79,855	66,469	13,386
Other	26,458	14,392	12,066	22,100	11,400	10,700
Total	3,644,085	1,930,573	1,713,512	3,208,767	1,724,390	1,484,377
Unamortized intangible assets:
Trademarks	96,699	—	96,699	96,477	—	96,477
Total intangible assets, net	$3,740,784	$1,930,573	$1,810,211	$3,305,244	$1,724,390	$1,580,854

For the three months ended September 30, 2025 and 2024, amortization expense was $55,763 and $47,838, respectively. For the nine months ended September 30, 2025 and 2024, amortization expense was $155,738 and $135,969, respectively. Amortization expense is primarily comprised of acquisition-related intangible amortization.

During the nine months ended September 30, 2025, the Company acquired $345,093 of intangible assets, primarily customer intangibles, through acquisitions within the Pumps & Process Solutions and Clean Energy & Fueling segments. See Note 3 — Acquisitions for further details.

9. Restructuring Activities

The Company's restructuring charges by segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Engineered Products	$1,062	$991	$4,093	$2,969
Clean Energy & Fueling	2,842	8,544	7,286	15,434
Imaging & Identification	355	1,804	843	4,645
Pumps & Process Solutions	1,711	964	6,302	3,929
Climate & Sustainability Technologies	4,500	1,238	13,310	14,261
Corporate	133	296	608	391
Total	$10,603	$13,837	$32,442	$41,629

These amounts are classified in the condensed consolidated statements of earnings as follows:
Cost of goods and services	$4,272	$7,768	$18,728	$26,908
Selling, general and administrative expenses	6,331	6,069	13,714	14,721
Total	$10,603	$13,837	$32,442	$41,629

The restructuring expenses of $10,603 and $32,442 incurred during the three and nine months ended September 30, 2025, respectively, were primarily related to exit costs and headcount reductions in the Climate & Sustainability Technologies, Clean Energy & Fueling, and Pumps & Process Solutions segments. These restructuring programs were initiated in 2024 and 2025 and the Company will continue to make proactive adjustments to its cost structure to align with current demand trends.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

The Company’s severance and exit accrual activities were as follows:

	Severance	Exit		Total
Balance at January 1, 2025	$13,544	$5,891		$19,435
Restructuring charges	15,696	16,746	(1)	32,442
Payments	(18,445)	(10,365)		(28,810)
Other, including foreign currency translation	1,879	(8,532)	(1)	(6,653)
Balance at September 30, 2025	$12,674	$3,740		$16,414
(1) Exit reserves activity includes non-cash asset charges related to a product line exit within the Climate & Sustainability Technologies segment.

10. Borrowings

Borrowings consist of the following:

	September 30, 2025	December 31, 2024
Short-term
Current portion of long-term debt	$399,916	$399,411
Other	730	645
Short-term borrowings and current portion of long-term debt	$400,646	$400,056

		Carrying amount (1)
	Principal	September 30, 2025	December 31, 2024
Long-term
3.15% 10-year notes due November 15, 2025	$400,000	$399,916	$399,411
1.25% 10-year notes due November 9, 2026 (euro-denominated)	€600,000	698,820	622,313
0.750% 8-year notes due November 4, 2027 (euro-denominated)	€500,000	581,534	517,863
6.65% 30-year debentures due June 1, 2028	$200,000	199,732	199,657
2.950% 10-year notes due November 4, 2029	$300,000	298,450	298,166
5.375% 30-year debentures due October 15, 2035	$300,000	297,495	297,308
6.60% 30-year notes due March 15, 2038	$250,000	248,590	248,505
5.375% 30-year notes due March 1, 2041	$350,000	345,741	345,534
Total long-term debt		3,070,278	2,928,757
Less long-term debt current portion		(399,916)	(399,411)
Net long-term debt		$2,670,362	$2,529,346
(1) Carrying amount is net of unamortized debt discount and deferred debt issuance costs. Total unamortized debt discounts on net long-term debt were $7.6 million and $8.5 million as of September 30, 2025 and December 31, 2024, respectively. Total deferred debt issuance costs on net long-term debt were $5.7 million and $6.8 million as of September 30, 2025 and December 31, 2024, respectively.

The discounts are being amortized to interest expense using the effective interest method over the life of the issuances. The deferred issuance costs are amortized on a straight-line basis over the life of the debt, as this approximates the effective interest method.

On April 6, 2023, the Company entered into a $1.0 billion five-year unsecured revolving credit facility and on April 3, 2025, the Company entered into a new $500.0 million 364-day unsecured revolving credit facility (together, the "Credit Agreements") with a syndicate of banks. The current 364-day credit facility replaced the previous $500.0 million 364-day credit facility, which expired on April 3, 2025. The lenders' commitments under the Credit Agreements will terminate and any outstanding loans under the Credit Agreements will mature on April 6, 2028 and April 2, 2026, respectively. The Company may elect to extend the maturity date of any loans under the new 364-day credit facility until April 2, 2027, subject to conditions specified therein. The Credit Agreements are designated as a liquidity back-stop for the Company's commercial paper program and also are available for general corporate purposes. At the Company's election, loans under the Credit Agreements will bear interest at a base rate plus an applicable margin. The Credit Agreements require the Company to pay facility fees and impose various restrictions on the Company such as, among other things, a requirement to maintain a minimum interest coverage ratio of consolidated EBITDA to consolidated net interest expense of not less than 3.0 to 1. As of September 30, 2025 and December 31, 2024, there were no outstanding borrowings under the five-year, previous or current 364-day credit facilities.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

The Company was in compliance with all covenants in the Credit Agreements and other long-term debt covenants at September 30, 2025 and had an interest coverage ratio of consolidated EBITDA to consolidated net interest expense of 109.8 to 1.

Letters of Credit and other Guarantees

As of September 30, 2025, the Company had approximately $235.0 million outstanding in letters of credit, surety bonds, and performance and other guarantees which primarily expire on various dates through 2035. These letters of credit and bonds are primarily issued as security for insurance, warranty and other performance obligations. In general, we would only be liable for the amount of these guarantees in the event of default in the performance of our obligations, the probability of which is believed to be remote.

11. Financial Instruments

Cash Flow Hedges

The Company is exposed to market risk for changes in foreign currency exchange rates due to the global nature of its operations and certain commodity risks. In order to manage these risks, the Company has hedged portions of its forecasted sales and purchases which occur within the next twelve months that are denominated in non-functional currencies, with currency forward contracts designated as cash flow hedges. At September 30, 2025 and December 31, 2024, the Company had contracts with total notional amounts of $153,285 and $142,835, respectively, to exchange currencies, principally euro, pound sterling, Swedish krona, Canadian dollar, Chinese yuan, and Swiss franc. The Company believes it is probable that all forecasted cash flow transactions will occur.

In addition, the Company had outstanding contracts with a total notional amount of $94,228 and $75,784 as of September 30, 2025 and December 31, 2024, respectively, that are not designated as hedging instruments. These instruments are used to reduce the Company's exposure for operating receivables and payables that are denominated in non-functional currencies. Gains and losses on these contracts are recorded in other income, net in the condensed consolidated statements of earnings.

The following table sets forth the fair values of derivative instruments designated as cash flow hedges held by the Company as of September 30, 2025 and December 31, 2024 and the balance sheet lines in which they are recorded:

	Fair Value Asset (Liability)
	September 30, 2025	December 31, 2024	Balance Sheet Caption
Foreign currency forward	$381	$2,258	Prepaid and other current assets
Foreign currency forward	(2,352)	(888)	Other accrued expenses

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

Net Investment Hedges

Additionally, the Company designates certain derivatives as net investment hedges to hedge the net assets of certain foreign subsidiaries which are exposed to volatility in foreign currency exchange rates. The Company has designated the €600,000 and €500,000 of euro-denominated notes issued November 9, 2016 and November 4, 2019, respectively, and a €550,000 currency forward contract entered into in May of 2025 as hedges of its net investment in euro-denominated operations. Changes in the

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
value of the euro-denominated debt and currency forward contract, which are calculated using the spot method, are recognized in foreign currency translation adjustments within other comprehensive earnings (loss) of the condensed consolidated statements of comprehensive earnings. These changes in fair value of the euro-denominated debt and currency forward contract resulting from exchange rate differences are offset by changes in the net investment due to the high degree of effectiveness between the hedging instruments and the exposure being hedged.

As of September 30, 2025, the fair value of the currency forward contract designated as a net investment hedge is $12,702 and is recorded in other accrued expenses in the condensed consolidated balance sheets.

Amounts recognized in other comprehensive earnings (loss) for the gains (losses) on net investment hedges were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Loss on euro-denominated debt	$(896)	$(45,956)	$(138,656)	$(13,201)
Gain (loss) on currency forward contract	3,475	—	(12,702)	—
Gain (loss) on net investment hedges	2,579	(45,956)	(151,358)	(13,201)
Tax (expense) benefit	(584)	10,468	34,216	3,008
Net gain (loss) on net investment hedges, net of tax	$1,995	$(35,488)	$(117,142)	$(10,193)

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

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
	Level 2	Level 2
Assets:
Foreign currency cash flow hedges	$381	$2,258
Liabilities:
Foreign currency cash flow hedges	2,352	888
Foreign currency net investment hedges	12,702	—

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

The estimated fair value of long-term debt at September 30, 2025 and December 31, 2024, was $2,693,479 and $2,492,535, respectively. The estimated fair value of long-term debt is based on quoted market prices for similar instruments and is, therefore, classified as Level 2 within the fair value hierarchy.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

The carrying values of cash and cash equivalents, trade receivables, accounts payable and short-term borrowings approximate their fair values as of September 30, 2025 and December 31, 2024 due to the short-term nature of these instruments.

12. Income Taxes

The effective tax rates for the three months ended September 30, 2025 and 2024 were 21.5% and 19.0%, respectively. The increase in the effective tax rate for the three months ended September 30, 2025 relative to the prior year comparable period was primarily due to an internal reorganization in 2024.

The effective tax rates for the nine months ended September 30, 2025 and 2024 were 20.4% and 20.1%, respectively. The increase in the effective tax rate for the nine months ended September 30, 2025 relative to the prior year comparable period was primarily due to internal reorganizations in 2024.

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

13. Equity Incentive Program

The Company typically makes its annual grants of equity awards pursuant to actions taken by the Compensation Committee of the Board of Directors at its regularly scheduled first quarter meeting. During the nine months ended September 30, 2025, the Company issued stock-settled appreciation rights ("SARS") covering 283,837 shares, performance share awards ("PSAs") of 34,458 and restricted stock units ("RSUs") of 60,544. During the nine months ended September 30, 2024, the Company issued SARs covering 345,354 shares, PSAs of 43,602 and RSUs of 87,755.

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

Stock-based compensation is reported within selling, general and administrative expenses in the condensed consolidated statements of earnings. The following table summarizes the Company’s compensation expense relating to all stock-based incentive plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Pre-tax stock-based compensation expense	$6,728	$8,187	$37,605	$32,297
Tax benefit	(70)	(729)	(3,297)	(3,141)
Total stock-based compensation expense, net of tax	$6,658	$7,458	$34,308	$29,156

For the three months and nine months ended September 30, 2025, there was no pre-tax stock-based compensation expense attributable to discontinued operations. For the three months and nine months ended September 30, 2024, pre-tax stock-based compensation expense attributable to discontinued operations was $103 and $672, respectively. These expenses were included within stock-based compensation expense in the condensed consolidated statements of stockholders' equity. See Note 4 — Discontinued and Disposed Operations for further details.

14. Commitments and Contingent Liabilities

Litigation

A few of the Company’s subsidiaries are involved in legal proceedings relating to the cleanup of waste disposal sites identified under federal and state statutes which provide for the allocation of such costs among "potentially responsible parties." In each instance, the extent of the Company’s liability appears to be relatively insignificant in relation to the total projected expenditures and the number of other "potentially responsible parties" involved and is anticipated to be immaterial to the Company. In addition, a few of the Company’s subsidiaries are involved in ongoing remedial activities at certain current and former plant sites, in cooperation with regulatory agencies, and appropriate estimated liabilities have been established. At September 30, 2025 and December 31, 2024, these estimated liabilities for environmental and other matters, including private party claims for exposure to hazardous substances that are probable and estimable, were not significant.

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

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
The Company has estimated liabilities for these other legal matters that are probable and estimable, and at September 30, 2025 and December 31, 2024, these estimated liabilities were immaterial. While it is not possible at this time to predict the outcome of these legal actions, in the opinion of management, based on the aforementioned reviews, the Company is not currently involved in any legal proceedings which, individually or in the aggregate, could have a material effect on its financial position, results of operations, or cash flows.

See also Note 4 — Discontinued and Disposed Operations for details on litigation related to a discontinued operation.

Warranty Accruals

Estimated warranty program claims are provided for at the time of sale of the Company's products. Amounts provided for are based on historical costs and adjusted for new claims and are included within other accrued expenses and other liabilities in the condensed consolidated balance sheets. The changes in the carrying amount of product warranties through September 30, 2025 and 2024, were as follows:

	2025	2024
Balance at January 1	$42,055	$42,243
Provision for warranties	37,971	42,686
Settlements made	(38,667)	(40,482)
Other adjustments, including acquisitions and currency translation	3,398	(1,260)
Balance at September 30	$44,757	$43,187

15. Other Comprehensive Earnings

Amounts reclassified from accumulated other comprehensive earnings (loss) to earnings during the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Foreign currency translation:
Reclassification of foreign currency translation losses to earnings	$—	$—	$1,858	$13,931
Tax benefit	—	—	—	—
Net of tax	$—	$—	$1,858	$13,931
Pension plans:
Amortization of actuarial gain	$(373)	$(468)	$(1,165)	$(1,418)
Amortization of prior service credits	(218)	(193)	(623)	(568)
Settlement and curtailment costs(1)	—	—	(729)	—
Total before tax	(591)	(661)	(2,517)	(1,986)
Tax provision	129	138	554	415
Net of tax	$(462)	$(523)	$(1,963)	$(1,571)
Cash flow hedges:
Net loss (gain) reclassified into earnings	$1,899	$24	$2,604	$(854)
Tax provision	(384)	15	(525)	189
Net of tax	$1,515	$39	$2,079	$(665)
(1) Included in (loss) earnings from discontinued operations, net in the condensed consolidated statement of earnings.

Foreign currency translation losses for the nine months ended September 30, 2025 were recognized in other income, net within the condensed consolidated statements of earnings. Foreign currency translation losses for the nine months ended September 30, 2024 were recognized in gain on dispositions within the condensed consolidated statements of earnings as a result of the disposition of De-Sta-Co.

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

•Clean Energy & Fueling segment provides components, equipment, software solutions and services enabling safe and reliable storage, transport, dispensing, and remote monitoring of traditional and clean fuels (including liquefied natural gas, hydrogen, and electric vehicle charging), cryogenic gases, and other hazardous substances along the supply chain, and safe and efficient operation of convenience retail, retail fueling and vehicle wash establishments.

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

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
Segment financial information and a reconciliation of segment results to consolidated results were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Engineered Products	$279,705	$296,117	$810,295	$914,234
Clean Energy & Fueling	541,368	500,685	1,578,613	1,408,752
Imaging & Identification	299,100	283,966	871,199	848,365
Pumps & Process Solutions	550,920	472,463	1,565,047	1,415,431
Climate & Sustainability Technologies	408,529	431,127	1,172,568	1,232,125
Total segment revenues	2,079,622	1,984,358	5,997,722	5,818,907
Intersegment eliminations	(1,781)	(816)	(4,230)	(2,864)
Total consolidated revenue	$2,077,841	$1,983,542	$5,993,492	$5,816,043
Adjusted cost of goods and services:(1)
Engineered Products	$181,221	$200,045	$536,877	$613,363
Clean Energy & Fueling	344,993	316,179	1,004,080	898,469
Imaging & Identification	140,037	127,814	399,466	390,367
Pumps & Process Solutions	276,311	248,663	791,665	764,612
Climate & Sustainability Technologies	281,050	307,499	811,287	878,326
Total adjusted segment cost of goods and services	$1,223,612	$1,200,200	$3,543,375	$3,545,137
Adjusted selling, general and administrative expenses:(2)
Engineered Products	$41,001	$39,451	$118,310	$129,623
Clean Energy & Fueling	77,710	84,970	262,453	253,536
Imaging & Identification	77,291	78,905	235,449	235,006
Pumps & Process Solutions	106,044	85,523	294,038	256,588
Climate & Sustainability Technologies	51,477	47,613	155,898	147,898
Total adjusted segment selling, general and administrative expenses	$353,523	$336,462	$1,066,148	$1,022,651
Earnings from continuing operations:
Segment earnings:
Engineered Products	$57,483	$56,621	$155,108	$171,248
Clean Energy & Fueling	118,665	99,536	312,080	256,747
Imaging & Identification	81,772	77,247	236,284	222,992
Pumps & Process Solutions	168,565	138,277	479,344	394,231
Climate & Sustainability Technologies	76,002	76,015	205,383	205,901
Total segment earnings	502,487	447,696	1,388,199	1,251,119
Purchase accounting expenses (3)	59,381	48,356	159,608	136,875
Restructuring and other costs (4)	15,913	16,581	48,520	52,142
Gain on dispositions (5)	—	(68,633)	(4,644)	(597,913)
Corporate expense / other (6)	31,515	36,110	125,349	117,795
Interest expense	27,239	34,128	81,638	102,867
Interest income	(17,804)	(5,176)	(55,993)	(14,013)
Earnings before provision for income taxes	386,243	386,330	1,033,721	1,453,366
Provision for income taxes	82,951	73,434	211,058	291,781
Earnings from continuing operations	$303,292	$312,896	$822,663	$1,161,585

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

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
(4) Restructuring and other costs relate to actions taken for headcount reductions, facility consolidations and site closures, product line exits, and other asset charges. Restructuring and other costs consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Restructuring	$10,603	$13,837	$32,442	$41,629
Other costs, net	5,310	2,744	16,078	10,513
Restructuring and other costs	$15,913	$16,581	$48,520	$52,142
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Segment earnings margins:
Engineered Products	20.6%	19.1%	19.1%	18.7%
Clean Energy & Fueling	21.9%	19.9%	19.8%	18.2%
Imaging & Identification	27.3%	27.2%	27.1%	26.3%
Pumps & Process Solutions	30.6%	29.3%	30.6%	27.9%
Climate & Sustainability Technologies	18.6%	17.6%	17.5%	16.7%
Total segments	24.2%	22.6%	23.2%	21.5%

Depreciation and amortization:
Other depreciation and amortization:(7)
Engineered Products	$5,736	$4,829	$15,677	$14,392
Clean Energy & Fueling	8,582	8,310	26,121	23,858
Imaging & Identification	4,091	3,905	12,413	10,909
Pumps & Process Solutions	14,256	12,651	39,988	37,427
Climate & Sustainability Technologies	7,558	7,048	22,488	21,543
Total other depreciation and amortization	40,223	36,743	116,687	108,129
Corporate depreciation and amortization	1,794	1,633	5,484	5,123
Depreciation and amortization included in purchase accounting expenses and restructuring and other	56,444	48,292	158,091	137,927
Consolidated depreciation and amortization total	$98,461	$86,668	$280,262	$251,179
(7) Other depreciation and amortization relates to property, plant, and equipment and intangibles, and excludes amounts related to purchase accounting expenses and restructuring and other costs.

	Three Months Ended September 30,		Nine Months Ended September 30,
Capital expenditures:	2025	2024	2025	2024
Engineered Products	$7,408	$3,258	$19,405	$11,714
Clean Energy & Fueling	6,658	9,871	29,438	27,005
Imaging & Identification	11,607	2,483	31,049	6,565
Pumps & Process Solutions	15,529	14,081	40,965	37,022
Climate & Sustainability Technologies	12,849	6,817	37,486	27,975
Corporate	99	1,244	4,931	3,345
Total capital expenditures	$54,150	$37,754	$163,274	$113,626

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

Selected financial information by segment (continued):

Total assets:	September 30, 2025	December 31, 2024
Engineered Products	$1,097,509	$1,063,292
Clean Energy & Fueling	3,672,554	3,601,573
Imaging & Identification	1,841,993	1,749,028
Pumps & Process Solutions	3,495,576	2,613,405
Climate & Sustainability Technologies	1,449,799	1,293,132
Corporate (8)	1,863,212	2,188,730
Total assets	$13,420,643	$12,509,160
(8) Corporate assets are comprised primarily of cash and cash equivalents.

The following table presents revenue disaggregated by geography based on the location of the Company's customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue by geography	2025	2024	2025	2024
United States	$1,126,019	$1,099,830	$3,295,872	$3,185,188
Europe	464,225	406,556	1,294,985	1,250,813
Asia	222,097	206,548	644,375	609,848
Other Americas	182,028	190,829	510,029	551,839
Other	83,472	79,779	248,231	218,355
Total	$2,077,841	$1,983,542	$5,993,492	$5,816,043

For the three and nine months ended September 30, 2025 and 2024, the U.S. was the largest geographical market for revenue for the Engineered Products, Clean Energy & Fueling, Pumps & Process Solutions, and Climate & Sustainability Technologies segments, and Europe was the largest market for the Imaging & Identification segment.

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

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

In the three months ended September 30, 2025, there were no share repurchases. In the nine months ended September 30, 2025, the Company repurchased 200,000 shares at a total cost of $40,700, or $203.50 per share. Exclusive of the ASR Program, there were no share repurchases during the three and nine months ended September 30, 2024.

As of September 30, 2025, 16,930,718 shares remain authorized for repurchase under the August 2023 share repurchase authorization.

18. Earnings per Share

The following table sets forth a reconciliation of the information used in computing basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Earnings from continuing operations	$303,292	$312,896	$822,663	$1,161,585
(Loss) earnings from discontinued operations, net	(1,296)	34,204	(10,782)	99,558
Net earnings	$301,996	$347,100	$811,881	$1,261,143
Basic earnings per common share:
Earnings from continuing operations	$2.21	$2.28	$5.99	$8.42
(Loss) earnings from discontinued operations, net	$(0.01)	$0.25	$(0.08)	$0.72
Net earnings	$2.20	$2.53	$5.92	$9.14
Weighted average shares outstanding	137,236,000	137,251,000	137,254,000	137,913,000
Diluted earnings per common share:
Earnings from continuing operations	$2.20	$2.26	$5.96	$8.37
(Loss) earnings from discontinued operations, net	$(0.01)	$0.25	$(0.08)	$0.72
Net earnings	$2.19	$2.51	$5.88	$9.08
Weighted average shares outstanding	138,029,000	138,223,000	138,099,000	138,830,000

The following table is a reconciliation of the share amounts used in computing earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Weighted average shares outstanding - basic	137,236,000	137,251,000	137,254,000	137,913,000
Dilutive effect of assumed exercise of SARs and vesting of performance shares and RSUs	793,000	972,000	845,000	917,000
Weighted average shares outstanding - diluted	138,029,000	138,223,000	138,099,000	138,830,000

Diluted earnings per share amounts are computed using the weighted average number of common shares outstanding and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of SARs and vesting of performance shares and RSUs, as determined using the treasury stock method.

The number of anti-dilutive potential common shares excluded from the calculation above were approximately 17,000 and 44,000 for the three months ended September 30, 2025 and 2024, respectively, and 40,000 and 63,000 for the nine months ended September 30, 2025 and 2024, respectively.

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

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides entities the option of a practical expedient in the estimation of credit losses. The amendments are effective for fiscal years beginning after December 15, 2025, and interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating this ASU to determine its impact on the Company’s condensed consolidated financial statements.

In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software which changes the requirements for when entities may begin capitalizing costs for internal-use software. The amendments are effective for fiscal years beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The Company is currently evaluating this ASU to determine its impact on the Company’s condensed consolidated financial statements.

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

Outstanding payments related to the SCF program are recorded within accounts payable in our condensed consolidated balance sheets. Amounts due to the SCF financial institutions as of September 30, 2025 and December 31, 2024 were approximately $126,145 and $156,973, respectively.

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

•Our Clean Energy & Fueling segment provides components, equipment, software solutions and services enabling safe and reliable storage, transport, dispensing, and remote monitoring of traditional and clean fuels (including liquefied natural gas, hydrogen, and electric vehicle charging), cryogenic gases, and other hazardous substances along the supply chain, and safe and efficient operation of convenience retail, retail fueling and vehicle wash establishments.

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

In the third quarter of 2025, revenue was $2.1 billion, which increased $94.3 million, or 4.8%, as compared to the third quarter of 2024. This increase was driven by acquisition-related revenue growth of 3.0%, a favorable impact from foreign currency translation of 1.3% and organic revenue growth of 0.5%. The acquisition-related growth was driven by our acquisitions in the Pumps & Process Solutions and Clean Energy & Fueling segments.

The 0.5% organic revenue growth for the third quarter of 2025 was driven by our Pumps & Process Solutions, Clean Energy & Fueling, and Imaging & Identification segments which grew 5.6%, 4.8%, and 3.0%, respectively. The growth was partially offset by the Engineered Products and Climate & Sustainability Technologies segments which declined 7.0% and 6.5%, respectively. For further information, see "Segment Results of Operations" within this Item 2.

From a geographic perspective, organic revenue for the U.S., our largest market, increased 1.6% in the third quarter of 2025 compared to the prior year comparable quarter, driven by increased organic revenue in the Pumps & Process Solutions and Clean Energy & Fueling segments. Organic revenue increased for Europe by 1.1%, and decreased for Other Americas and Asia by 6.5%, and 1.5%, respectively.

Bookings were $2.0 billion for the three months ended September 30, 2025, an increase of $146.8 million or 7.9% compared to the prior year comparable quarter. The bookings growth was primarily driven by strong bookings in the Climate & Sustainability Technologies and Pumps & Process Solutions segments.

Restructuring and other costs for the three months ended September 30, 2025 were $15.9 million, which included restructuring charges of $10.6 million and other costs of $5.3 million. Restructuring and other costs were primarily related to exit costs and headcount reductions in the Climate & Sustainability Technologies, Clean Energy & Fueling, and Pumps & Process Solutions segments. For further discussion related to our restructuring and other costs, see "Restructuring and Other Costs (Benefits)," within this Item 2.

During the three months ended September 30, 2025, the Company completed one business acquisition for approximately $11.4 million, subject to post-closing adjustments and inclusive of contingent consideration. See Note 3 — Acquisitions in the condensed consolidated financial statements in Item 1 of this Form 10-Q for further details.

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands, except per share figures)	2025	2024	% / Point Change	2025	2024	% / Point Change
Revenue	$2,077,841	$1,983,542	4.8%	$5,993,492	$5,816,043	3.1%
Cost of goods and services	1,244,247	1,220,355	2.0%	3,596,136	3,603,146	(0.2)%
Gross profit	833,594	763,187	9.2%	2,397,356	2,212,897	8.3%
Gross profit margin	40.1%	38.5%	1.6	40.0%	38.0%	2.0
Selling, general and administrative expenses	456,441	429,570	6.3%	1,369,297	1,301,606	5.2%
Selling, general and administrative expenses as a percent of revenue	22.0%	21.7%	0.3	22.8%	22.4%	0.4
Operating earnings	377,153	333,617	13.0%	1,028,059	911,291	12.8%
Interest expense	27,239	34,128	(20.2)%	81,638	102,867	(20.6)%
Interest income	(17,804)	(5,176)	244.0%	(55,993)	(14,013)	299.6%
Gain on dispositions	—	(68,633)	nm*	(4,644)	(597,913)	nm*
Other income, net	(18,525)	(13,032)	nm*	(26,663)	(33,016)	nm*
Earnings before provision for income taxes	386,243	386,330	—%	1,033,721	1,453,366	(28.9)%
Provision for income taxes	82,951	73,434	13.0%	211,058	291,781	(27.7)%
Effective tax rate	21.5%	19.0%	2.5	20.4%	20.1%	0.3
Earnings from continuing operations	303,292	312,896	(3.1)%	822,663	1,161,585	(29.2)%
(Loss) earnings from discontinued operations, net	(1,296)	34,204	nm*	(10,782)	99,558	nm*
Net earnings	$301,996	$347,100	(13.0)%	$811,881	$1,261,143	(35.6)%
Earnings per common share from continuing operations - diluted	$2.20	$2.26	(2.7)%	$5.96	$8.37	(28.8)%
* nm - not meaningful

Revenue

Revenue for the three months ended September 30, 2025 increased $94.3 million, or 4.8%, from the prior year comparable quarter. The increase in revenue was driven by acquisition-related growth of 3.0%, primarily in our Pumps & Process Solutions and Clean Energy & Fueling segments, a favorable impact from foreign currency translation of 1.3% and organic revenue growth of 0.5%. Customer pricing favorably impacted revenue by approximately 2.1% in the third quarter of 2025 and by 1.6% in the prior year comparable quarter.

Revenue for the nine months ended September 30, 2025 increased $177.4 million, or 3.1%, from the prior year comparable period. The increase in revenue was driven by acquisition-related growth of 2.8%, primarily in our Pumps & Process Solutions and Clean Energy & Fueling segments, organic revenue growth of 0.6% and a favorable impact from foreign currency translation of 0.6%. This increase was partially offset by a disposition-related decline of 0.9%. Customer pricing favorably impacted revenue by approximately 1.8% for the nine months ended September 30, 2025 and by 1.6% in the prior comparable period.

Gross Profit

Gross profit for the three months ended September 30, 2025 increased $70.4 million, or 9.2%, and gross profit margin increased 160 basis points to 40.1%, versus the prior year comparable quarter. The gross profit margin increase was driven by productivity initiatives, favorable portfolio mix, positive price versus cost dynamics, and benefits from restructuring actions.

Gross profit for the nine months ended September 30, 2025 increased $184.5 million, or 8.3%, and gross profit margin increased by 200 basis points to 40.0%, from the prior year comparable period. Gross profit margin increased driven by productivity initiatives, favorable portfolio mix, positive price versus cost dynamics, and benefits from restructuring actions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2025 increased $26.9 million, or 6.3%, from the prior year comparable quarter, primarily due to increases in employee compensation and benefits and acquisition-related amortization expense, partially offset by cost containment and productivity actions. As a percentage of revenue, selling, general and administrative expenses increased 30 basis points as compared to the prior year comparable quarter to 22.0%.

Selling, general and administrative expenses for the nine months ended September 30, 2025 increased $67.7 million, or 5.2%, from the prior year comparable period, primarily due to increased employee compensation and benefits and acquisition-related amortization costs, partially offset by cost containment and productivity actions. Selling, general and administrative expenses as a percentage of revenue increased 40 basis points as compared to the prior year comparable period to 22.8%.

Research and development costs, including qualifying engineering costs, are expensed when incurred and amounted to $43.5 million and $35.6 million for the three months ended September 30, 2025 and 2024, and $121.8 million and $108.0 million for the nine months ended September 30, 2025 and 2024. The costs as a percentage of revenue are 2.1% and 2.0% for the three and nine months ended September 30, 2025 and 1.8% and 1.9% for the three and nine months ended September 30, 2024, respectively.

Non-Operating Items

Interest Expense, net

For the three and nine months ended September 30, 2025, interest expense, net of interest income, decreased $19.5 million, or 67.4%, to $9.4 million and $63.2 million or 71.1%, to $25.6 million, respectively compared to the prior year comparable period. The decreases were primarily driven by higher interest income generated by the investment of proceeds from the sale of ESG held in highly liquid short-term investments and reduced interest expense resulting from a lack of commercial paper borrowings.

Gain on Dispositions

Gain on dispositions amounted to $68.6 million for the three months ended September 30, 2024 and $4.6 million and $597.9 million for the nine months ended September 30, 2025 and 2024, respectively. The gain on dispositions during the three months ended September 30, 2024 was primarily due to the sale of a minority owned equity investment on September 30, 2024. The gain on dispositions during the nine months ended September 30, 2024 was primarily due to the sale of the De-Sta-Co business on March 31, 2024 and the sale of a minority owned equity investment on September 30, 2024. See Note 4 — Discontinued and Disposed Operations in the condensed consolidated financial statements in Item 1 of this Form 10-Q for additional details.

Income Taxes

The effective tax rates for the three months ended September 30, 2025 and 2024 were 21.5% and 19.0%, respectively. The increase in the effective tax rate for the three months ended September 30, 2025 relative to the prior year comparable quarter was primarily due to an internal reorganization in 2024.

The effective tax rates for the nine months ended September 30, 2025 and 2024 were 20.4% and 20.1%, respectively. The increase in the effective tax rate for the nine months ended September 30, 2025 relative to the prior year comparable quarter was primarily due to internal reorganizations in 2024.

On July 4, 2025, the One Big Beautiful Bill was enacted into law, introducing changes to the U.S. tax code, including making permanent certain provisions originally enacted under the Tax Cuts and Jobs Act, such as 100% bonus depreciation and the immediate expensing of domestic research and development costs. The changes did not have a material impact to our condensed consolidated financial statements.

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

Earnings from Continuing Operations

Earnings from continuing operations for the three months ended September 30, 2025 decreased 3.1% to $303.3 million, or $2.20 diluted earnings per share from continuing operations, from $312.9 million, or $2.26 diluted earnings per share from continuing operations, in the prior year comparable quarter. The decrease in earnings from continuing operations is primarily due to the after-tax gain on the sale of a minority owned equity investment realized in the prior year comparable quarter, partially offset by earnings growth in our Pumps & Process Solutions, Clean Energy & Fueling, Imaging & Identification, and Engineered Products segments.

Earnings from continuing operations for the nine months ended September 30, 2025 decreased 29.2% to $822.7 million, or $5.96 diluted earnings per share from continuing operations, from $1.2 billion, or $8.37 diluted earnings per share from continuing operations, in the prior year comparable period. The decrease in earnings from continuing operations is primarily due to the after-tax gain on disposition of De-Sta-Co and a minority owned equity method investment totaling $464.2 million in the prior year, partially offset by higher operating earnings in the current period.

Discontinued Operations

Loss from discontinued operations, net for the three and nine months ended September 30, 2025 amounted to $1.3 million and $10.8 million, respectively. Earnings from discontinued operations, net for the three and nine months ended September 30, 2024 amounted to $34.2 million and $99.6 million, respectively. The Company completed the sale of ESG on October 8, 2024. See Note 4 — Discontinued and Disposed Operations in the condensed consolidated financial statements in Item 1 of this Form 10-Q for additional details.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2025	2024	% Change	2025	2024	% Change
Revenue	$279,705	$296,117	(5.5)%	$810,295	$914,234	(11.4)%

Segment earnings	$57,483	$56,621	1.5%	$155,108	$171,248	(9.4)%

Segment earnings margin	20.6%	19.1%		19.1%	18.7%

Operational metrics:
Bookings	$273,278	$284,823	(4.1)%	$814,387	$895,290	(9.0)%

Components of revenue decline:
Organic decline			(7.0)%			(6.8)%
Acquisitions			0.4%			0.6%
Dispositions			—%			(5.6)%
Foreign currency translation			1.1%			0.4%
Total revenue decline			(5.5)%			(11.4)%

Third Quarter 2025 Compared to the Third Quarter 2024

Engineered Products revenue for the third quarter of 2025 decreased $16.4 million, or 5.5%, as compared to the third quarter of 2024, due to organic decline of 7.0%, partially offset by a favorable impact from foreign currency translation of 1.1% and acquisition-related growth of 0.4%. Acquisition-related growth was driven by the acquisition of Criteria Labs, Inc. in the third quarter of 2024. Customer pricing favorably impacted revenue by approximately 2.7% in the third quarter of 2025 and 1.1% in the prior year comparable quarter.

The organic revenue decline was primarily due to lower volumes in our vehicle service business, partially offset by pricing actions and favorable demand trends in our aerospace and defense business. We expect year-over-year organic performance to improve in the fourth quarter with solid demand trends in our aerospace and defense business, as well as sequential improvement in vehicle service business demand.

Engineered Products segment earnings increased $0.9 million, or 1.5%, compared to the third quarter of 2024. The increase was primarily driven by favorable price versus cost dynamics, productivity initiatives, and benefits from restructuring actions, partially offset by the negative impact from lower volumes in vehicle service. Segment earnings margin increased to 20.6% from 19.1% as compared to the prior year comparable quarter.

Overall bookings decreased 4.1% as compared to the prior year comparable quarter. The bookings decline was due to reduced demand in our vehicle service business, partially offset by strength in aerospace and defense. Segment book-to-bill was 0.98.

Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024

Engineered Products revenue for the nine months ended September 30, 2025 decreased $103.9 million, or 11.4%, compared to the prior year comparable period. This was comprised of an organic revenue decline of 6.8% and a disposition-related decline of 5.6%, partially offset by acquisition-related growth of 0.6% and a favorable impact from foreign currency translation of 0.4%. The organic revenue decline was primarily due to lower volumes in our vehicle service business. Customer pricing favorably impacted revenue by approximately 2.3% and by 0.8% in the prior year comparable period.

Segment earnings for the nine months ended September 30, 2025 decreased $16.1 million, or 9.4%, as compared to the 2024 comparable period. The decrease was primarily due to the divestiture of De-Sta-Co and lower volumes in vehicle service, partially offset by favorable price versus cost dynamics and the benefit of restructuring actions. Segment earnings margin increased to 19.1% from 18.7% as compared to the prior year comparable period.

Clean Energy & Fueling

Our Clean Energy & Fueling segment provides components, equipment, software solutions and services enabling safe and reliable storage, transport, dispensing, and remote monitoring of traditional and clean fuels (including liquefied natural gas, hydrogen, and electric vehicle charging), cryogenic gases, and other hazardous substances along the supply chain, and safe and efficient operation of convenience retail, retail fueling and vehicle wash establishments.

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2025	2024	% Change	2025	2024	% Change
Revenue	$541,368	$500,685	8.1%	$1,578,613	$1,408,752	12.1%

Segment earnings	$118,665	$99,536	19.2%	$312,080	$256,747	21.6%

Segment earnings margin	21.9%	19.9%		19.8%	18.2%

Operational metrics:
Bookings	$509,553	$507,329	0.4%	$1,580,231	$1,421,025	11.2%

Components of revenue growth:
Organic growth			4.8%			4.9%
Acquisitions			2.9%			7.0%
Foreign currency translation			0.4%			0.2%
Total revenue growth			8.1%			12.1%

Third Quarter 2025 Compared to the Third Quarter 2024

Clean Energy & Fueling revenue for the third quarter of 2025 increased $40.7 million, or 8.1%, as compared to the third quarter of 2024, driven by organic growth of 4.8%, acquisition-related growth of 2.9% and a favorable foreign currency translation impact of 0.4%. Acquisition-related growth was primarily driven by the acquisition of Marshall Excelsior Company in the third quarter of 2024. Customer pricing favorably impacted revenue in the third quarter of 2025 by approximately 2.3% and by 2.0% in the prior year comparable quarter.

The organic revenue growth was primarily driven by pricing actions and favorable demand trends in our above and below-ground retail fueling, fluid transport, and clean energy components businesses. We expect year-over-year organic performance to remain positive in the fourth quarter.

Clean Energy & Fueling segment earnings increased $19.1 million, or 19.2%, over the prior year comparable quarter. The increase was primarily driven by higher volumes, favorable price versus cost dynamics, the positive impact from acquisitions and benefits from restructuring actions. Segment earnings margin increased to 21.9% from 19.9% as compared to prior year comparable quarter.

Overall bookings increased 0.4% as compared to the prior year comparable quarter. The bookings growth was primarily driven by acquisition-related growth in clean energy platforms and demand in North America above-ground retail fueling equipment, partially offset by reduced vehicle wash orders. Segment book-to-bill was 0.94.

Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024

Clean Energy & Fueling segment revenue increased $169.9 million, or 12.1%, as compared to the nine months ended September 30, 2024, attributable to acquisition-related growth of 7.0% and organic growth of 4.9%. Organic revenue growth was driven by pricing actions and strong demand in our above and below-ground retail fueling, fluid transport, and clean energy components businesses. Customer pricing favorably impacted revenue by approximately 1.8% and by approximately 2.6% in the prior year comparable period.

Clean Energy & Fueling segment earnings increased $55.3 million or 21.6%, for the nine months ended September 30, 2025. The increase was primarily driven by volume growth, pricing, the favorable impact from acquisitions and benefits from restructuring actions, partially offset by inflationary costs. Segment earnings margin increased to 19.8% from 18.2% in the prior year comparable period.

Imaging & Identification

Our Imaging & Identification segment supplies precision marking and coding, product traceability, brand protection and digital textile printing equipment, as well as related consumables, software and services to the global packaged and consumer goods, pharmaceutical, industrial manufacturing, textile and other end-markets.

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2025	2024	% Change	2025	2024	% Change
Revenue	$299,100	$283,966	5.3%	$871,199	$848,365	2.7%

Segment earnings	$81,772	$77,247	5.9%	$236,284	$222,992	6.0%

Segment earnings margin	27.3%	27.2%		27.1%	26.3%

Operational metrics:
Bookings	$292,229	$281,289	3.9%	$872,490	$848,363	2.8%

Components of revenue growth:
Organic growth			3.0%			2.2%
Acquisitions			—%			0.1%
Foreign currency translation			2.3%			0.4%
Total revenue growth			5.3%			2.7%

Third Quarter 2025 Compared to the Third Quarter 2024

Imaging & Identification revenue for the third quarter of 2025 increased $15.1 million, or 5.3%, as compared to the third quarter of 2024, driven by organic revenue growth of 3.0% and a favorable impact from foreign currency translation of 2.3%. Customer pricing favorably impacted revenue in the third quarter of 2025 by approximately 3.6% and by approximately 2.6% in the prior year comparable quarter.

Organic revenue growth was primarily driven by pricing and growth in core marking and coding equipment and serialization software. We expect organic revenue growth to remain positive in the fourth quarter, driven by pricing and solid demand trends across the segment.

Imaging & Identification segment earnings increased $4.5 million, or 5.9%, over the prior year comparable quarter. The increase was primarily driven by favorable price versus cost dynamics and productivity initiatives. Segment earnings margin increased to 27.3% from 27.2% in the prior year comparable quarter.

Overall bookings increased 3.9% as compared to the prior year comparable quarter. The bookings growth was primarily driven by our core marking and coding business. Segment book-to-bill was 0.98.

Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024

Imaging & Identification segment revenue increased $22.8 million, or 2.7%, as compared to the nine months ended September 30, 2024, attributable to organic growth of 2.2%, a favorable impact from foreign currency translation of 0.4% and acquisition-related growth of 0.1%. The organic revenue growth was primarily driven by pricing actions and increased demand for core marking and coding equipment, partially offset by reduced demand in digital textile printing. Customer pricing favorably impacted revenue by approximately 3.3% and 3.0% in the prior year comparable period.

Imaging & Identification segment earnings increased $13.3 million, or 6.0%, for the nine months ended September 30, 2025 over the prior year comparable period. The increase was primarily driven by favorable price versus cost dynamics and productivity initiatives. Segment earnings margin increased to 27.1% from 26.3% in the prior year comparable period.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2025	2024	% Change	2025	2024	% Change
Revenue	$550,920	$472,463	16.6%	$1,565,047	$1,415,431	10.6%

Segment earnings	$168,565	$138,277	21.9%	$479,344	$394,231	21.6%

Segment earnings margin	30.6%	29.3%		30.6%	27.9%

Operational metrics:
Bookings	$510,960	$448,074	14.0%	$1,540,405	$1,383,132	11.4%

Components of revenue growth:
Organic growth			5.6%			5.3%
Acquisitions			9.1%			4.1%
Foreign currency translation			1.9%			1.2%
Total revenue growth			16.6%			10.6%

Third Quarter 2025 Compared to the Third Quarter 2024

Pumps & Process Solutions revenue for the third quarter of 2025 increased $78.5 million, or 16.6%, as compared to the third quarter of 2024, driven by acquisition-related growth of 9.1%, organic growth of 5.6%, and a favorable impact from foreign currency translation of 1.9%. Acquisition-related growth was driven by the acquisitions of Cryogenic Machinery Corp. ("Cryo-Mach") in the first quarter of 2025 and Sikora AG ("Sikora") and ipp Pump Products GmbH ("ipp") in the second quarter of 2025. Customer pricing favorably impacted revenue in the third quarter of 2025 by approximately 2.2% and by approximately 1.7% in the prior year comparable quarter.

The organic revenue growth was primarily driven by robust demand for single-use biopharma components, thermal connectors used in liquid cooling of data centers, and precision components for midstream natural gas compression and power generation, partially offset by anticipated revenue declines in our plastics and polymer processing solutions business as customers shift focus to optimizing the significant capacity investments made over the last several years. We expect continued organic growth in the fourth quarter supported by demand trends in several of our businesses and an improving outlook in polymer processing equipment.

Pumps & Process Solutions segment earnings increased $30.3 million, or 21.9%, over the prior year comparable quarter. The increase was driven by the favorable impact from higher volumes, productivity initiatives, favorable portfolio mix and the impact from acquisitions. Segment earnings margin increased to 30.6% from 29.3% in the prior year comparable quarter.

Overall bookings increased 14.0% as compared to the prior year comparable quarter. The bookings growth was primarily driven by positive demand trends in biopharmaceutical end markets, growth in high performance computing and data center application demand, and the favorable impact from acquisitions. Segment book-to-bill was 0.93.

Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024

Pumps & Process Solutions segment revenue increased $149.6 million, or 10.6%, as compared to the nine months ended September 30, 2024, attributable to organic growth of 5.3%, acquisition-related growth of 4.1% for the acquisitions of Cryo-Mach, Sikora, and ipp, and a favorable impact from foreign currency translation of 1.2%.

The organic growth was primarily driven by single-use biopharma components, thermal connectors used in liquid cooling of data centers, and precision components, and digital controls for midstream natural gas compression and power generation, partially offset by expected declines in our polymer processing equipment business. Customer pricing favorably impacted revenue by approximately 1.7% and by approximately 1.6% in the prior year comparable period.

Pumps & Process Solutions segment earnings increased $85.1 million, or 21.6%, for the nine months ended September 30, 2025 over the prior year comparable period. The increase was driven by the impact of higher volumes, favorable portfolio mix, the impact from acquisitions, and productivity initiatives. Segment earnings margin increased to 30.6% from 27.9% from the prior year comparable period.

Climate & Sustainability Technologies

Our Climate & Sustainability Technologies segment is a provider of innovative and energy-efficient equipment, components, solutions, services and parts for the commercial refrigeration, heating and cooling and beverage can-making equipment end-markets.

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2025	2024	% Change	2025	2024	% Change
Revenue	$408,529	$431,127	(5.2)%	$1,172,568	$1,232,125	(4.8)%

Segment earnings	$76,002	$76,015	—%	$205,383	$205,901	(0.3)%

Segment earnings margin	18.6%	17.6%		17.5%	16.7%

Operational metrics:
Bookings	$415,099	$332,503	24.8%	$1,194,968	$1,191,858	0.3%

Components of revenue decline:
Organic decline			(6.5)%			(5.4)%
Foreign currency translation			1.3%			0.6%
Total revenue decline			(5.2)%			(4.8)%

Third Quarter 2025 Compared to the Third Quarter 2024

Climate & Sustainability Technologies revenue decreased $22.6 million, or 5.2%, as compared to the third quarter of 2024, due to an organic revenue decline of 6.5%, partially offset by a favorable impact from foreign currency translation of 1.3%. Customer pricing favorably impacted revenue in the third quarter of 2025 by approximately 0.5% and by approximately 1.0% in the prior year comparable quarter.

The organic revenue decline was primarily due to project timing in retail refrigeration equipment and services, partially offset by demand growth in low-GWP CO2 refrigerant systems, beverage can-making equipment, and global heat exchanger applications. We expect organic growth in the fourth quarter as strong demand in CO2 refrigerant systems continues, demand for heat exchangers in data center cooling applications accelerates and headwinds in both European residential heat pumps and refrigerated door cases recover.

Climate & Sustainability Technologies segment earnings were flat compared to the third quarter of 2024. The flat segment earnings were primarily due to the unfavorable impact from lower volumes, offset by productivity initiatives and the favorable mix impact from CO2 refrigerant systems growth in retail refrigeration. Segment earnings margin increased to 18.6% from 17.6% in the prior year comparable quarter.

Bookings in the third quarter of 2025 increased 24.8% from the prior year comparable quarter. The bookings increase was driven by sequential improvement in retail refrigeration demand, favorable heat exchanger demand trends and beverage can-making orders. Segment book-to-bill was 1.02.

Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024

Climate & Sustainability Technologies segment revenue decreased $59.6 million, or 4.8%, compared to the nine months ended September 30, 2024, reflecting an organic revenue decline of 5.4%, partially offset by a favorable foreign currency translation impact of 0.6%. The organic revenue decline for the nine months ended September 30, 2025 was due to project timing in retail refrigeration equipment and services, partially offset by continued strong demand for low-GWP CO2 refrigerant systems, and improving demand across beverage can-making and heat exchanger applications. Customer pricing favorably impacted revenue in the third quarter of 2025 by approximately 0.3% and 0.2% in the prior year comparable period.

Climate & Sustainability Technologies segment earnings decreased $0.5 million, or 0.3%, for the nine months ended September 30, 2025, as compared to the prior year comparable period. Segment earnings margin increased to 17.5% from 16.7% in the prior year comparable period. The earnings decrease was primarily due to lower volumes in retail refrigeration equipment and services, partially offset by increased heat exchanger and beverage can-making volumes, productivity initiatives and the favorable mix impact from CO2 refrigerant systems growth.

Reconciliation of Segment Earnings to Earnings from Continuing Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Earnings from Continuing Operations:
Segment earnings:
Engineered Products	$57,483	$56,621	$155,108	$171,248
Clean Energy & Fueling	118,665	99,536	312,080	256,747
Imaging & Identification	81,772	77,247	236,284	222,992
Pumps & Process Solutions	168,565	138,277	479,344	394,231
Climate & Sustainability Technologies	76,002	76,015	205,383	205,901
Total segment earnings	502,487	447,696	1,388,199	1,251,119
Purchase accounting expenses (1)	59,381	48,356	159,608	136,875
Restructuring and other costs (2)	15,913	16,581	48,520	52,142
Gain on dispositions (3)	—	(68,633)	(4,644)	(597,913)
Corporate expense / other (4)	31,515	36,110	125,349	117,795
Interest expense	27,239	34,128	81,638	102,867
Interest income	(17,804)	(5,176)	(55,993)	(14,013)
Earnings before provision for income taxes	386,243	386,330	1,033,721	1,453,366
Provision for income taxes	82,951	73,434	211,058	291,781
Earnings from continuing operations	$303,292	$312,896	$822,663	$1,161,585
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

Restructuring and Other Costs (Benefits)

Restructuring and other costs are not presented in our segment earnings because these costs are excluded from the segment operating performance measure reviewed by management. During the three and nine months ended September 30, 2025, we incurred restructuring charges of $10.6 million and $32.4 million and other costs, net of $5.3 million and $16.1 million. Restructuring charges for the three and nine months ended September 30, 2025 were primarily related to exit costs and headcount reductions in the Climate & Sustainability Technologies, Clean Energy & Fueling, and Pumps & Process Solutions segments. These restructuring programs were initiated in 2024 and 2025 and the Company will continue to make proactive adjustments to its cost structure to align with current demand trends. Other costs, net of $5.3 million for the three months ended September 30, 2025 include $1.8 million in costs associated with a footprint reduction in our Climate & Sustainability Technologies segment. Other costs, net of $16.1 million for the nine months ended September 30, 2025 includes $4.0 million in costs associated with a product line exit and $3.3 million in costs associated with a footprint reduction, both in our Climate & Sustainability Technologies segment. These restructuring and other charges were recorded in cost of goods and services and selling, general and administrative expenses in the condensed consolidated statements of earnings. Additional programs beyond the scope of the announced programs may be implemented during 2025 with related restructuring and other cost charges.

We recorded the following restructuring and other costs for the three and nine months ended September 30, 2025:

	Three Months Ended September 30, 2025
(in thousands)	Engineered Products	Clean Energy & Fueling	Imaging & Identification	Pumps & Process Solutions	Climate & Sustainability Technologies	Corporate	Total
Restructuring	$1,062	$2,842	$355	$1,711	$4,500	$133	$10,603
Other costs, net	91	1,038	530	184	2,895	572	5,310
Restructuring and other costs	$1,153	$3,880	$885	$1,895	$7,395	$705	$15,913

	Nine Months Ended September 30, 2025
(in thousands)	Engineered Products	Clean Energy & Fueling	Imaging & Identification	Pumps & Process Solutions	Climate & Sustainability Technologies	Corporate	Total
Restructuring	$4,093	$7,286	$843	$6,302	$13,310	$608	$32,442
Other costs, net	147	1,895	1,541	(79)	9,893	2,681	16,078
Restructuring and other costs	$4,240	$9,181	$2,384	$6,223	$23,203	$3,289	$48,520

Restructuring and other costs for the three and nine months ended September 30, 2024 include restructuring charges of $13.8 million and $41.6 million and other costs, net of $2.7 million and $10.5 million. Restructuring charges for the three months ended September 30, 2024 were primarily related to exit costs and headcount reductions in the Clean Energy & Fueling segment. Restructuring charges for the nine months ended September 30, 2024 were primarily related to product line exit costs and headcount reductions in the Clean Energy & Fueling and the Climate & Sustainability Technologies segments. These restructuring programs were initiated in 2023 and 2024 and the Company will continue to make proactive adjustments to its cost structure to align with current demand trends. Other costs, net of $10.5 million for the nine months ended September 30, 2024, were primarily due to non-cash asset impairment charges and reorganization costs in the Climate & Sustainability Technologies and Imaging & Identification segments, respectively. These restructuring and other charges were recorded in cost of goods and services and selling, general and administrative expenses in the condensed consolidated statement of earnings.

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

Purchase Accounting Expenses

Purchase accounting expenses primarily relate to amortization of acquired intangible assets. These expenses are not presented in our segment earnings because they are excluded from the segment operating performance measure reviewed by management. These expenses reconcile to segment earnings as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Purchase Accounting Expenses
Engineered Products	$2,841	$2,806	$8,283	$8,049
Clean Energy & Fueling	25,281	24,928	75,985	67,231
Imaging & Identification	5,951	5,914	17,405	17,320
Pumps & Process Solutions [1]	20,887	9,658	44,690	29,131
Climate & Sustainability Technologies	4,421	5,050	13,245	15,144
Total	$59,381	$48,356	$159,608	$136,875
1 The increase of $11.2 million and $15.6 million in purchase accounting expenses for the three and nine months ended September 30, 2025, respectively, from the prior year comparable period in our Pumps & Process Solutions segment is primarily due to the acquisition of Sikora in Q2 2025, inclusive of $5.8 million and $7.7 million, respectively, in charges related to amortization of acquired intangible assets.

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

Cash Flow Summary

The following table is derived from our condensed consolidated statements of cash flows:

	Nine Months Ended September 30,
Cash Flows from Operations (in thousands)	2025	2024
Net cash flows provided by (used in):
Operating activities	$794,059	$648,881
Investing activities	(814,627)	63,119
Financing activities	(280,347)	(818,445)

Operating Activities

Cash flow from operating activities for the nine months ended September 30, 2025 increased by $145.2 million compared to September 30, 2024, primarily driven by higher operating earnings during the period.

Adjusted Working Capital: We believe adjusted working capital (a non-GAAP measure calculated as receivables, plus inventory, less accounts payable) provides a meaningful measure of liquidity by showing changes caused by operational results.

The following table provides a calculation of adjusted working capital:

Adjusted Working Capital (in thousands)	September 30, 2025	December 31, 2024
Receivables, net	$1,451,935	$1,354,225
Inventories, net	1,321,751	1,144,838
Less: Accounts payable	861,570	848,006
Adjusted working capital	$1,912,116	$1,651,057

Adjusted working capital has increased by $261.1 million, or 15.8%, year-to-date, driven by an increase of $97.7 million in net receivables and an increase of $176.9 million in net inventory, partially offset by an increase in accounts payable of $13.6 million. These amounts include the effects of acquisitions, dispositions and foreign currency translation. The increase in adjusted working capital versus year-end 2024 is primarily a result of timing of cash flows, with the fourth quarter traditionally representing our highest cash flow quarter.

Investing Activities

Cash flow from investing activities is derived from cash inflows from proceeds from dispositions, offset by cash outflows for acquisitions and capital expenditures. The majority of the activity in investing activities was comprised of the following:

•Proceeds from dispositions: During the nine months ended September 30, 2025, we received an additional $6.0 million of net proceeds related to the sale of a minority owned equity method investment in the third quarter of 2024 within the Climate & Sustainability Technologies segment. During the nine months ended September 30, 2024, we received net proceeds of $767.7 million from the disposition of De-Sta-Co. See Note 4 — Discontinued and Disposed Operations in the condensed consolidated financial statements in Item 1 of this Form 10-Q for further details.

•Acquisitions: During the nine months ended September 30, 2025, we deployed approximately $663.2 million, net to acquire three businesses within the Pumps & Process Solutions segment and one business within the Clean Energy & Fueling segment. In comparison, during the nine months ended September 30, 2024, we deployed approximately $602.7 million, net to acquire seven businesses within the Clean Energy & Fueling and Imaging & Identification segments. See Note 3 — Acquisitions in the condensed consolidated financial statements in Item 1 of this Form 10-Q for further details.

•Capital spending: Capital expenditures increased $49.6 million during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, in line with our planned capital expenditures for the year.

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

Financing Activities

Cash flow from financing activities generally relates to the use of cash for purchases of our common stock and payment of dividends, offset by net borrowing activity. The majority of financing activity was attributed to the following:

•Repurchase of common stock, including accelerated share repurchase program: During the nine months ended September 30, 2025, the Company repurchased a total of 200,000 shares for $40.7 million. During the nine months ended September 30, 2024, the Company used $500.0 million to repurchase 2,569,839 shares on March 1, 2024 under an accelerated share repurchase transaction. See Note 17 — Stockholders' Equity in the condensed consolidated financial statements in Item 1 of this Form 10-Q for further details.

•Commercial paper and other short-term borrowings, net: The Company had no commercial paper borrowings during the nine months ended September 30, 2025. During the nine months ended September 30, 2024, we used $89.0 million to pay off commercial paper borrowings, with net proceeds received from the sale of De-Sta-Co.

•Dividend payments: Total dividend payments to common shareholders were $213.2 million during the nine months ended September 30, 2025, as compared to $212.4 million during the same period in 2024. Our dividends paid per common share increased 1.0% to $1.55 during the nine months ended September 30, 2025 compared to $1.54 during the same period in 2024.

Cash Flows from Discontinued Operations

Net cash (used in) provided by discontinued operations for the nine months ended September 30, 2025 and September 30, 2024 amounted to $(11.3) million and $93.9 million, respectively. Cash flows from discontinued operations generated for the nine months ended September 30, 2024, primarily relate to cash provided by operations of approximately $108.3 million, partially offset by cash used in investing activities of $(14.4) million, which comprised capital expenditures partially offset by proceeds from a sale of investment.

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

The following table reconciles our free cash flow to cash flow provided by operating activities:

	Nine Months Ended September 30,
Free Cash Flow (dollars in thousands)	2025	2024
Cash flow provided by operating activities	$794,059	$648,881
Less: Capital expenditures	(163,274)	(113,626)
Free cash flow	$630,785	$535,255
Cash flow from operating activities as a percentage of revenue	13.2%	11.2%
Cash flow from operating activities as a percentage of earnings from continuing operations	96.5%	55.9%
Free cash flow as a percentage of revenue	10.5%	9.2%
Free cash flow as a percentage of earnings from continuing operations	76.7%	46.1%

For the nine months ended September 30, 2025, we generated free cash flow of $630.8 million, representing 10.5% of revenue and 76.7% of earnings from continuing operations. Free cash flow for the nine months ended September 30, 2025 increased $95.5 million, compared to September 30, 2024, primarily driven by higher operating earnings, partially offset by higher capital expenditures. The increases in cash flow from operating activities and free cash flow as percentages of earnings from continuing operations are due primarily to the gain on disposition of De-Sta-Co impacting the prior year. See Note 4 — Discontinued and Disposed Operations in the condensed consolidated financial statements in Item 1 of this Form 10-Q for further details.

Capitalization

We use commercial paper borrowings for general corporate purposes, including the funding of acquisitions and the repurchase of our common stock. As of September 30, 2025, we maintained $1.0 billion five-year and $500.0 million 364-day unsecured revolving credit facilities (together, the "Credit Agreements") with a syndicate of banks which expire April 6, 2028 and April 2, 2026, respectively. The Company may elect to extend the maturity date of any loans under the 364-day credit facility until April 2, 2027, subject to conditions specified therein. The Credit Agreements are designated as a liquidity back-stop for the Company's commercial paper program and also are available for general corporate purposes.

At the Company's election, loans under the Credit Agreements will bear interest at a base rate plus an applicable margin. The Credit Agreements require the Company to pay facility fees and impose various restrictions on the Company such as, among other things, a requirement to maintain an interest coverage ratio of consolidated EBITDA to consolidated net interest expense of not less than 3.0 to 1.0. The Company was in compliance with all covenants in the Credit Agreements and other long-term debt covenants at September 30, 2025 and had an interest coverage ratio of consolidated EBITDA to consolidated net interest expense of 109.8 to 1. We are not aware of any potential impairment to our liquidity and expect to remain in compliance with all of our debt covenants.

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

At September 30, 2025, our cash and cash equivalents totaled $1.6 billion, of which approximately $567.9 million was held outside the United States. At December 31, 2024, our cash and cash equivalents totaled $1.8 billion, of which approximately $300.5 million was held outside the United States. Cash and cash equivalents are held primarily in bank deposits with highly rated banks. We regularly hold cash in excess of near-term requirements in bank deposits or invest the funds in government money market instruments or short-term investments, which consist of investment grade time deposits with original maturity dates at the time of purchase of no greater than three months.

During the nine months ended September 30, 2025, the Company completed four business acquisitions for total consideration of $665.2 million, subject to post-closing adjustments and inclusive of contingent consideration. See Note 3 — Acquisitions in the condensed consolidated financial statements in Item 1 of this Form 10-Q for further details.

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

Net Debt to Net Capitalization Ratio (dollars in thousands)	September 30, 2025	December 31, 2024
Current portion of long-term debt and other short-term borrowings	$400,646	$400,056
Long-term debt	2,670,362	2,529,346
Total debt	3,071,008	2,929,402
Less: Cash and cash equivalents	(1,552,804)	(1,844,877)
Net debt	1,518,204	1,084,525
Add: Stockholders' equity	7,662,936	6,953,996
Net capitalization	$9,181,140	$8,038,521
Net debt to net capitalization	16.5%	13.5%

Our net debt to net capitalization ratio increased to 16.5% at September 30, 2025 compared to 13.5% at December 31, 2024. Net debt increased $433.7 million during the period primarily due to the increase in value of the euro-denominated debt resulting from foreign currency translation adjustments and a decrease in cash and cash equivalents from acquisition-related investments. Stockholders' equity increased for the period primarily driven by current earnings of $811.9 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the nine months ended September 30, 2025. For a discussion of our exposure to market risk, refer to Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Item 4. Controls and Procedures

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2025.

During the third quarter of 2025, there were no changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

a.Not applicable.

b.Not applicable.

c.In August 2023, the Company's Board of Directors approved a new standing share repurchase authorization whereby the Company may repurchase up to 20 million shares beginning on January 1, 2024 through December 31, 2026. No share repurchases were made under the August 2023 authorization during the three months ended September 30, 2025. As of September 30, 2025, the number of shares still available for repurchase under the current share repurchase authorization was 16,930,718.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

a.- b. None.

c. During the nine months ended September 30, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements as defined in Item 408 of Regulation S-K.

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

101
The following materials from Dover Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page formatted in Inline XBRL and contained in Exhibit 101.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

DOVER CORPORATION

Date:	October 23, 2025	/s/ Christopher B. Woenker
Christopher B. Woenker
Senior Vice President & Chief Financial Officer
(Principal Financial Officer)

Date:	October 23, 2025	/s/ Ryan W. Paulson
Ryan W. Paulson
Vice President, Controller
(Principal Accounting Officer)