Form 10-K
period 2025-12-31
DOVER Corp
filed 2026-02-13
CIK 29905

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2025

Commission File Number: 1-4018
Dover Corporation
(Exact name of registrant as specified in its charter)

Delaware	53-0257888
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3005 Highland Parkway
Downers Grove, Illinois 60515
(Address of principal executive offices)

Registrant's telephone number: (630) 541-1540

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $1	DOV	New York Stock Exchange
1.250% Notes due 2026	DOV 26	New York Stock Exchange
0.750% Notes due 2027	DOV 27	New York Stock Exchange
3.500% Notes due 2033	DOV 33	New York Stock Exchange

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☑     No ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the close of business on June 30, 2025 was $25,034,983,332. The registrant's closing price as reported on the New York Stock Exchange-Composite Transactions for June 30, 2025 (the last trading day in June) was $183.23 per share. The number of outstanding shares of the registrant's common stock as of February 2, 2026 was 134,866,626.

Documents Incorporated by Reference: Part III — Certain Portions of the Proxy Statement for Annual Meeting of Shareholders to be held on May 8, 2026 (the "2026 Proxy Statement").

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, especially "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. All statements in this document other than statements of historical fact are statements that are, or could be deemed, "forward-looking" statements. Some of these statements may be indicated by words such as "may", "anticipate", "expect", "believe", "intend", "continue", "guidance", "estimates", "suggest", "will", "plan", "should", "would", "could", "forecast" and other words and terms that use the future tense or have a similar meaning. Forward-looking statements are based on current expectations and are subject to numerous important risks, uncertainties, and assumptions, including those described in Item 1A, "Risk Factors" in this Annual Report on Form 10-K. Factors that could cause actual results to differ materially from current expectations include, among other things: general economic conditions and conditions in the particular markets in which we operate; supply chain constraints and labor shortages that could result in production stoppages, inflation in material input costs and freight logistics; the impacts of natural or human-induced disasters, acts of war, terrorism, international conflicts, and public health crises or other future pandemics on the global economy and on our customers, suppliers, employees, business and cash flows; changes in customer demand and capital spending; competitive factors and pricing pressures; our ability to develop and launch new products in a cost-effective manner; changes in law, including the effect of tax laws and developments with respect to trade policy and tariffs; our ability to identify and complete acquisitions and integrate and realize synergies from newly acquired businesses; acquisition valuation levels; the impact of interest rate and currency exchange rate fluctuations; capital allocation plans and changes in those plans, including with respect to dividends, share repurchases, investments in research and development, capital expenditures and acquisitions; our ability to effectively deploy capital resulting from dispositions; our ability to derive expected benefits from restructurings, productivity initiatives and other cost reduction actions; the impact of legal compliance risks and litigation, including with respect to product quality and safety, cybersecurity and privacy; and our ability to capture and protect intellectual property rights, and various other factors that are described in our periodic reports filed with or furnished to the Securities and Exchange Commission. The Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

Dover's five segments are structured around businesses with similar business models, go-to-market strategies, product categories, and manufacturing practices. This structure increases management efficiency and better aligns Dover's operations with its strategic initiatives and capital allocation priorities, and provides greater transparency about performance to external stakeholders. Dover's five operating and reportable segments are as follows:

•Our Engineered Products segment provides a wide range of equipment, components, software, solutions and services to the vehicle aftermarket, aerospace and defense, industrial winch and hoist, precision soldering and fluid dispensing end-markets.

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

•Our Pumps & Process Solutions segment manufactures specialty pumps and flow meters, fluid transfer connectors, highly engineered precision components, instruments and digital controls for rotating and reciprocating machines, polymer processing equipment, measurement, inspection, and control technologies, serving single-use biopharmaceutical production, diversified industrial manufacturing applications, chemical production, plastics and polymer processing, midstream and downstream oil and gas, clean energy markets, thermal management, wire and cable, food and beverage, semiconductor production and medical applications and other end-markets.

•Our Climate & Sustainability Technologies segment is a provider of innovative and energy-efficient equipment, components, solutions, services and parts for the commercial refrigeration, heating and cooling and beverage can-making equipment end-markets.

Discontinued Operations

On October 8, 2024, the Company completed the sale of the Environmental Solutions Group ("ESG") business, an operating company within the Engineered Products segment, for total consideration, net of cash transferred, of $2.0 billion. As the disposal represented a strategic shift with a major effect on the Company's operations and financial results, the Company has classified ESG's results of operations prior to the sale as discontinued operations. The discussion throughout Item 1 of this Form 10-K, unless otherwise noted, relates solely to our continuing operations. For more details, see Note 4 — Discontinued and Disposed Operations in the consolidated financial statements in Item 8 of this Form 10-K.

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

Third, we aim to enhance shareholder returns through the productive re-deployment of free cash flow. Dover prioritizes deploying free cash flow toward high-return and high-confidence organic reinvestments aimed at growing, improving and strengthening our businesses, as well as through inorganic investments that synergistically improve the quality of our portfolio, which is enhanced by opportunistic divestitures allowing for concentration on growing our core platforms. Finally, we are committed to returning excess capital to shareholders through growing dividends and opportunistic share repurchases. Dover's value creation strategy is supported by a financial policy that includes a prudent approach to financial leverage, and a disciplined approach to capital allocation that allows for a balance between reinvestment and return of capital.

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
•Equipment with Aftermarket Opportunity: Many of our businesses produce complex and highly engineered equipment and systems that require a significant and predictable volume of parts, consumables, software and services over their life cycle. For example, our marking and coding equipment, plastics and polymer processing equipment and aluminum can-making equipment all derive a significant share of revenue and profits from sale of consumables, parts and services into their large installed base. Recurring demand, which includes parts, consumables, services and software, represents approximately 40% of our total revenue.

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
•Our Pumps & Process Solutions segment is focused on capturing growth in its installed base, in biological drug production and the shift toward single-use manufacturing processes. The segment's offerings address the increased demand for liquid cooling requirements for certain electronics (including in data center infrastructure), and investment in midstream energy, power generation and grid infrastructure (including growing sophistication of fluid transfer and rotating machinery components, measurement, inspection, instrumentation, and digital controls). We also support virgin, recycled plastics, and polymers production and energy transition investments into wind power, hydrogen compression and carbon capture.
•Our Climate & Sustainability Technologies segment is responding to our customers' demand for increased energy efficiency and sustainability in food retail merchandising solutions, including the growing adoption rates for centralized CO2 refrigeration systems, as well as increasing demand for sustainable heating and cooling solutions, including in residential and commercial heat pumps and liquid cooling infrastructure for data centers, and in sustainability-driven growing global demand for aluminum beverage cans.

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

In addition to product innovation, we aim to capture growth by developing digital technologies. Our Boston-based Dover Digital Labs serves as the company-wide hub for our digital initiative. We have an experienced team of software developers, data scientists, and product managers to enhance our digital capabilities that is driving value creation across our business through digital transformation in five areas: (i) enhancing the customer experience through more efficient and streamlined digital customer interfaces that make it easy to do business with Dover companies; (ii) developing and improving acquired and organically built connected and software-as-a-service ("SaaS") products that combine sensors, software, machine learning and artificial intelligence; (iii) driving increased efficiency, safety and quality in our manufacturing operations by employing cutting-edge automation through "connected factory" and "data quality" programs; (iv) identifying and addressing scale opportunities to deploy artificial intelligence to drive productivity across our business processes; and (v) ensuring security of digital products. Some of our software solutions in the areas of product traceability, anti-counterfeiting, retail fueling station monitoring, vehicle measurement systems, and visual commerce have been certified as compliant under AICPA System and Organization Controls 2 ("SOC 2") audits. We believe the Digital Labs’ contributions in these areas enable us to add significant value to our products and to capture commercial growth opportunities. By leveraging a central resource for Commercial Excellence, Industry 4.0, Industrial Internet of Things ("IIoT") and our software products, we are able to capture efficiencies in our digital transformation efforts, improve product security, and offer better efficiency in providing support and engineering for our software and connected products to keep our projects cost-competitive.

Improving profitability and return on invested capital

We are committed to generating sustainable returns on invested capital well above the cost of capital across all of our businesses. We continually evaluate and pursue opportunities to improve efficiency, margin and return on capital, which we accomplish through continuous, effective management and productivity initiatives, automation and productivity capital expenditures, restructuring, product complexity reduction, improvement in our footprint utilization, strategic pricing, and ongoing portfolio management. Our businesses place a strong emphasis on continual product quality improvement and new product development to better serve customers and to facilitate expansion into new products and geographic markets.

We have been steadily investing in the build-out of our center-led margin expansion initiatives, which are designed to scale our selling, general and administrative cost base and optimize our manufacturing and supply chain operations across the portfolio. Our center-led margin expansion initiatives are focused on four core enterprise capabilities: (1) leverage our Digital Labs team to enhance our internal and market-facing digital capabilities, (2) improve utilization and optimization of our manufacturing footprint through centralized resources and investment, (3) further centralize shared services under Dover Business Services, and (4) invest in our India Innovation Center shared services. The build-out of these functions is largely complete, delivering cost and process efficiencies to the Company and enabling scale benefits with future growth. These functions remain continuously focused on extracting productivity gains across the businesses and driving value creation.

Dover Digital. Our Dover Digital Labs consists of a team of software developers, AI engineers and scientists, automation engineers, product security engineers, and product managers who provide digital capabilities to enhance the customer experience, develop connected industrial products and artificial intelligence-based models. These capabilities are either embedded in monitoring-as-a-service or other service offerings provided to customers by our operating companies. Automation engineers drive automation and efficiency inside our factories through digital technologies and in our business processes. Product security engineers focus on improving the security posture of our operating companies' commercial offerings. Our Dover Digital Labs team has built common platforms for customer-facing applications to make it easier to discover, find, configure, buy and obtain products and services from Dover operating companies, thereby optimizing our sales and support staff resources, driving pricing discipline, enabling reduction of product complexity and improving management of working capital. Our digital team has also deployed shared IIoT capability such that many of Dover's products are remotely configurable and monitored, enabling our businesses to sell aftermarket parts and offer remote diagnostic services.

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

Dover Business Services. Dover Business Services has a team of approximately 650 professionals, providing important transactional and value-added shared services to our businesses. Our shared service model allows us to leverage scale across Dover, increase process efficiencies through technology and specialization, and reduce risk through centralized controls. Our shared service centers create value by freeing resources within our businesses that would otherwise be dedicated to transactional services and allowing them to focus on customers, markets and product excellence. We expect to continue driving efficiencies at Dover Business Services through process standardization and automation.

India Innovation Center. Our India Innovation Center has a team of approximately 750 engineers and IT professionals that our businesses rely on to leverage for product engineering, digital solutions development, data and information management, research and development and intellectual property services. The scale of this team allows our businesses to access resources with capabilities and expertise across many disciplines that would be more costly to them as stand-alone companies, and allows for concurrent engineering on time sensitive projects.

Disciplined capital allocation and continuous portfolio enhancement

We are focused on the most efficient allocation of capital to maximize returns on investment. To do this, we utilize organic reinvestment to grow and strengthen our existing businesses. We plan to make average annual investments in capital spending of approximately 2% of revenue with a focus on internal projects designed to expand our market participation and manufacturing capacity, drive further adoption of e-commerce and digital capabilities, and improve productivity. In addition, we seek to deploy capital for acquisitions in attractive growth areas across our portfolio. Dover focuses primarily on bolt-on acquisitions, applying strict selection criteria of market attractiveness (including growth, market landscape, and performance-based competition), business fit (including sustained leading position, revenue visibility, and favorable customer value-add versus switching cost or risk) and financial return profile (including accretive growth and margins and double-digit return on invested capital). We opportunistically divest businesses where we see limited runway for future value creation relative to our aspirations, or where market and business fundamentals change and no longer suit our criteria of business attractiveness and portfolio fit. Finally, we have consistently returned cash to shareholders by paying dividends, which have increased annually over each of the last 70 years. We undertake opportunistic share repurchases as part of our capital allocation strategy. We employ a prudent financial policy to support our capital allocation strategy, which includes maintaining an investment grade credit rating.

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

Over the past three years (2023 through 2025), we have spent approximately $1.9 billion, net of cash acquired and including contingent consideration, to purchase fourteen businesses. For more details, see Note 3 — Acquisitions in the consolidated financial statements in Item 8 of this Form 10-K.

Our future growth depends in large part on finding and acquiring successful businesses that expand the scope of our offerings and make us an even more important supplier to our customers. While we expect to generate organic sales growth above that of gross domestic product (4% to 6% annually on average) over a long-term business cycle, absent prolonged adverse economic conditions, our success in consistently growing the portfolio is also dependent on the ability to acquire and integrate businesses within our existing structure. To track post-merger integration and accountability, we utilize an internal scorecard and well-defined processes to help ensure expected synergies are realized and value is created.

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

Engineered Products

Our Engineered Products segment provides a wide range of equipment, components, software, solutions and services that have broad customer applications across a number of markets, including: aftermarket vehicle service, aerospace and defense, industrial winch and hoist, precision soldering, and fluid dispensing. Our vehicle service business provides equipment, software solutions and services used primarily in vehicle repair and maintenance, including light and heavy-duty vehicle lifts, wheel service equipment, vehicle diagnostics and vehicle collision repair solutions. Our industrial winch and hoist business provides a range of winches, hoists, bearings, drives, and electric monitoring systems for infrastructure and other industrial markets. Our aerospace and defense business supplies radio frequency and microwave filters and switches, as well as signals intelligence and other integrated solutions, to enable secure communications in aerospace and defense applications. The segment also includes bench top soldering and fluid dispensing solutions in electronics and industrial product assembly markets.

Our Engineered Products segment's products are manufactured primarily in North America, Europe and Asia and are sold throughout the world directly and through a network of distributors.

Clean Energy & Fueling

Our Clean Energy & Fueling segment provides components, equipment, software solutions and services enabling safe storage, transport, dispensing, and remote monitoring of clean and traditional fuels, cryogenic gases and other hazardous substances, as well as safe and efficient operation of convenience retail, retail fueling and vehicle wash establishments across the globe. Among solutions supplied by the segment are dispensing equipment and components for gasoline, compressed natural gas (CNG), liquefied natural gas (LNG) and hydrogen (H2) fueling sites, electric vehicle charging stations, payment systems, hardware and underground containment systems, vehicle wash systems, as well as asset tracking, monitoring and operational optimization software.

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

In addition, our businesses serving the digital printing market develop, manufacture and sell equipment, software, consumables and service solutions used in textile, apparel, soft signage and specialty materials markets. Businesses within this segment leverage digital printing capabilities and operate business models that involve initial equipment and software sales followed by consumable, software, and service aftermarket revenue streams.

Our Imaging & Identification segment's products are manufactured primarily in North America, Europe and Asia and are sold throughout the world directly and through a network of distributors.

Pumps & Process Solutions

The businesses in our Pumps & Process Solutions segment manufacture specialty pumps and flow meters, single-use pumps, fluid transfer connectors, plastics and polymers processing equipment, measurement, inspection, and control technologies, highly-engineered precision components, and specialized instrumentation and digital controls for rotating and reciprocating machinery. The segment's products are used in a wide variety of markets, including biopharma, thermal management (including liquid cooling of server racks and chips in data centers), plastics and polymers processing, wire and cable manufacturing, chemicals production, food/sanitary, medical, transportation, petroleum refining, natural gas compression, power generation and general industrial applications. The products in this segment are generally used in demanding and specialized operating environments with high performance requirements. Businesses within this segment share the following commonalities: their products are predominantly components or parts of larger equipment and production systems with our products often specified by end customers or regulations, they participate in markets with a diverse and fragmented customer base and where there is a significant demand for aftermarket equipment and parts from a large installed base, and the route-to-market is a mix of distribution and direct sales.

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

Our Clean Energy & Fueling segment invests in research and development to advance innovative traditional and alternative fuel dispensing equipment and components, payment platforms, fuel site asset management and connectivity solutions, IIoT-enabled cloud-based connected solutions for retail and commercial fleet fueling settings, components for high-criticality cryogenic gas storage and transportation applications, including hydrogen and liquefied natural gas. These technology investments align with our customers' needs and our commitment to delivering to our customers opportunities for operational cost reductions, increased sales, and an enhanced customer experience for their customers through a combination of intelligent fueling and retail solutions.

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

Similarly, our businesses invest in research and development to pursue digital strategies based on customer needs and leverage the capabilities of Dover Digital Labs to deliver on those digital strategies. For example, Systech, part of the Imaging & Identification segment, and a market leader in serialization, traceability, and brand-protection solutions, launched the artAI solution in collaboration with Dover Digital which provided AI expertise. artAI is a cloud-based, AI-powered authentication tool that detects counterfeiting and supply-chain diversion. Using machine vision and machine learning, artAI creates a digital blueprint of packaging artwork for precise product identification, and its forensic analytics assist manufacturers in identifying trends and strengthen product security and brand-protection programs.

Another example is with Dover Food Retail, an operating company within our Climate & Sustainability Technologies segment, a market leader in CO₂ refrigeration solutions. During the year, Dover Food Retail introduced a cloud-based software to digitize the full life cycle of CO2 refrigeration solutions from deployment to diagnostics, warranty management and maintenance, supported by production data, to shorten startup cycles, reduce errors such as incorrect high pressure control set points, and improve consistency during deployment.

Human Capital Resources

Our employees are our most valuable asset and are critical to our ability to deliver on our strategic plans. Our success in delivering high quality and innovative products and solutions for our customers and driving operational excellence is only achievable through the talent, expertise, and dedication of our global team. We had approximately 24,000 employees worldwide as of December 31, 2025.

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

Health and Safety

We are committed to achieving our vision of a zero-harm workplace and continue to prioritize health and safety compliance, risk mitigation, and process improvement across the organization. Through the combined efforts of our operating companies, we have reduced our total recordable injury rate by more than 40% since 2019.

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

Intellectual Property and Intangible Assets

Our businesses own many patents, trademarks, licenses and other forms of intellectual property, which have been created, registered or acquired over a number of years and, to the extent relevant, expire at various times over a number of years. A large portion of our businesses' intellectual property consists of patents, unpatented technology and proprietary information constituting trade secrets that we seek to protect in various ways, including confidentiality agreements with employees and suppliers where appropriate. In addition, a significant portion of our intangible assets relate to customer relationships. While our intellectual property and customer relationships are important to our success, the loss or expiration of any one of these rights or relationships is not likely to materially affect our results on a consolidated basis. We believe that our commitment to continuous engineering improvements, new product development and improved manufacturing techniques, as well as strong sales, marketing and service efforts, are significant to our general leadership positions in the niche markets we serve.

Customers

We serve thousands of customers, none of which accounted for more than 10% of our consolidated revenue in 2025. Given our diversity of served markets, customer concentrations are not significant. Businesses supplying the defense, commercial refrigeration and can-making industries tend to deal with a few large customers that are significant within those industries. This also tends to be true for businesses supplying the power generation and chemical industries. In the other markets served, there is usually a much lower concentration of customers, particularly where our companies provide a substantial number of products and services applicable to a broad range of end-use applications.

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
Clean Energy & Fueling
Vontier (Gilbarco Veeder-Root, DRB), Tatsuno, Franklin Electric, Verifone, Elaflex, PDI Technologies, Inc., Ingersoll Rand (Emco Wheaton), Dixon Valve & Coupling Company, Crane Company (Cryoflo), Sonny's Enterprises LLC, National Carwash Solutions, Washtec AG

Imaging & Identification	Veralto Corporation (Videojet), Brother Industries, Ltd. (Domino Printing), Electronics for Imaging (Reggiani), Kornit Digital Ltd.
Pumps & Process Solutions
IDEX Corporation, Ingersoll Rand, ITT, SPX Flow Inc. (Waukesha), Danaher Corporation (Pall), Avantor (Masterflex), Spirax Sarco (Watson Marlow), Kingsbury, Ecolab, Hoerbiger Holdings AG, Miba AG, Nordson Corporation, Hillenbrand Inc. (Coperion)

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

The following table shows annual revenue derived from customers outside the U.S. as a percentage of total annual revenue for each of the last three years, by segment and in total:

	Percentage of Non-U.S. Revenue by Segment
	Years Ended December 31,
	2025	2024	2023
Engineered Products	32%	33%	35%
Clean Energy & Fueling	40%	43%	44%
Imaging & Identification	72%	72%	72%
Pumps & Process Solutions	51%	49%	53%
Climate & Sustainability Technologies	36%	37%	43%
Total percentage of revenue derived from customers outside of the United States	46%	46%	48%

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

Other Information

We make available free of charge through the "Investor Information" link on our website, www.dovercorporation.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports. We post each of these reports on the website as soon as reasonably practicable after the report is filed with the Securities and Exchange Commission. The contents of our website, including the "Sustainability" tab, are not intended to be incorporated by reference into this Form 10-K, and any reference to our website is intended to be inactive textual references only.

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

Approximately 46% of our revenues for both 2025 and 2024 were derived outside the United States and we expect international sales to continue to represent a significant portion of our revenues given our global growth strategy. As a result of our international operations and our global expansion strategy, we are subject to various risks, including:

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

These trends increase the likelihood of such events occurring as well as the costs associated with protecting against such events. It is possible for vulnerabilities in our systems to remain undetected for an extended period of time up to and including several years. We attempt to mitigate these risks by employing a number of measures, including employee training, systems monitoring and other technical security controls, vulnerability scanning, risk assessments, a breach response plan, maintenance of backup and protective systems, and security personnel. Notwithstanding those measures, our systems, networks, products and services remain potentially vulnerable to known or unknown cybersecurity attacks and other threats, any of which could have a material adverse effect on our consolidated results of operations, financial condition and cash flows. We continuously monitor and develop our systems to protect our technology infrastructure and data from misappropriation or corruption. However, a cybersecurity attack could persist for an extended period of time before being detected, and, following detection, it could take considerable time for us to obtain full and reliable information about the extent, amount and type of information compromised. During the course of an investigation, we may not know the full impact of the event and how to remediate it, and actions, decisions and mistakes that are taken or made may further increase the negative effects of the event on our business, results of operations and reputation. While we maintain insurance coverage that is intended to address certain aspects of cybersecurity risks, such insurance coverage may not cover all losses or all types of claims that arise. As cyber threats continue to evolve, cybersecurity and data protection laws and regulations continue to develop in the U.S. and globally, and our business continues to move toward increased online connectivity within our information systems and through more Internet-enabled and automated or AI-embedded products and offerings, we expect to expend additional resources to continue to build out our compliance programs, strengthen our information security, data protection and business continuity measures, and investigate and remediate vulnerabilities. For additional information on our cybersecurity risk management, strategy and governance, see Item 1C. "Cybersecurity."

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

Our businesses own patents, trademarks, licenses and other forms of intellectual property related to their products and continuously invest in research and development that may result in innovations and general intellectual property rights. Our businesses employ various measures to develop, maintain and protect their intellectual property rights. These measures may not be effective in capturing intellectual property rights, and they may not prevent our businesses' intellectual property from being challenged, invalidated, or circumvented, particularly in countries where intellectual property rights are not highly developed or protected. Unauthorized use of our businesses' intellectual property rights could adversely impact the competitive position of our businesses and could have a negative impact on our consolidated results of operations, financial condition and cash flows.

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

Our competitive environment is complex because of the wide diversity of the products that our businesses manufacture and the markets they serve. In general, most of our businesses compete with only a few companies. Our ability to compete effectively depends on how successfully we anticipate and respond to various competitive factors, including new products, digital solutions and support services that may be introduced by competitors, changes in customer preferences, evolving regulations, new business models and technologies and pricing pressures. Emerging and evolving technologies such as artificial intelligence, our use of which we expect to increase over time, are rapidly developing, and our businesses may be adversely affected if we cannot successfully integrate these technologies into our business processes and product and service offerings in a timely and cost-effective manner. Further, if our businesses are unable to anticipate their competitors' developments or identify customer needs and preferences on a timely basis, successfully introduce new products, digital solutions and support services in response to such competitive factors, or adopt to market changes relating to climate change related policies, they could lose customers to competitors. If our businesses do not compete effectively, we may experience lower revenue, operating profits and cash flows.

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

We use a wide range of raw materials and components in our manufacturing operations that come from numerous suppliers. While we believe that sources of supply for raw materials and components are generally adequate, it is difficult to predict what effects of extended lead times or shortages may have in the future. In addition, some of the raw materials and components may be available only from limited or single source suppliers. If a single source or limited source supplier were to cease or interrupt production for any reason or otherwise fail to supply those raw materials or components to us on favorable purchase terms, including at favorable prices, in sufficient quantities and with adequate lead times needed for efficient manufacturing, our ability to meet customer commitments, and satisfy market demands for affected products could be negatively affected. The disruption of our global supply chain for any reason, including for issues such as public health crises, health epidemics or global pandemics, labor disputes, loss of single source or limited source supplier, inability to procure sufficient raw materials, quality control issues, ethical sourcing issues, discontinuity or disruption in our internal information and data systems or those of our suppliers, cybersecurity incidents including but not limited to ransomware attacks, misuse of artificial intelligence and machine learning technologies, a supplier's financial distress, natural disasters, looting, vandalism or acts of war or terrorism, trade sanctions, tariffs or other external factors over which we have no control, could interrupt product supply and, if not effectively managed and remedied, have a material adverse impact on our business operations, financial condition and results of operations.

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

We conduct business through our subsidiaries in many different countries, and fluctuations in currency exchange rates could have a significant impact on our reported consolidated results of operations, financial condition and cash flows, which are presented in U.S. dollars. Cross-border transactions, both with external parties and intercompany relationships, result in increased exposure to foreign exchange effects. Accordingly, significant changes in currency exchange rates, particularly the euro, Chinese renminbi (yuan), Swedish krona, pound sterling, Indian rupee, Singapore dollar, Swiss franc, and Canadian dollar, could cause fluctuations in the reported results of our businesses' operations that could negatively affect our results of operations. Additionally, the strengthening of certain currencies such as the euro and U.S. dollar potentially exposes us to competitive threats from lower cost producers in other countries. Our sales are translated into U.S. dollars for reporting purposes. The strengthening of the U.S. dollar could result in unfavorable translation effects as the results of foreign locations are translated into U.S. dollars.

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

Notwithstanding any of these measures, our systems, networks, products and services remain potentially vulnerable to known or unknown cybersecurity attacks and other threats, any of which could have a material adverse effect on our consolidated results of operations, financial condition and cash flows. We have experienced, and will continue to experience, cyber incidents in the normal course of our business. As of the date of this report, we have not identified any specific risks from cybersecurity threats, including those from any previous cybersecurity incidents, that have materially affected us, our business strategy, results of operation or financial condition. However, there can be no assurances that a cybersecurity threat or incident that could have a material impact on us will not occur in the future. For additional information on the risks we face from cyber security threats, please see the risk factor titled, "Our operations, businesses, products and business strategy are subject to cybersecurity risks" in Item 1A. "Risk Factors."

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

ITEM 2. PROPERTIES

The number, type, location and size of the properties used by our operations as of December 31, 2025 are shown in the following charts, by segment:

	Number and nature of facilities				Square footage (in 000s)
	Manufacturing	Warehouse	Sales / Service	Total	Owned	Leased
Engineered Products	21	5	6	32	2,046	597
Clean Energy & Fueling	44	15	32	91	1,758	2,155
Imaging & Identification	9	3	48	60	625	768
Pumps & Process Solutions	40	25	35	100	2,803	1,420
Climate & Sustainability Technologies	25	11	16	52	1,646	2,955

	Locations					Expiration dates of leased facilities (in years)
	North America	Europe	Asia	Other	Total	Minimum	Maximum
Engineered Products	14	10	2	1	27	1	6
Clean Energy & Fueling	38	19	8	2	67	1	9
Imaging & Identification	8	26	17	4	55	1	8
Pumps & Process Solutions	36	25	18	2	81	1	13
Climate & Sustainability Technologies	17	11	11	2	41	1	10

Our owned and leased facilities are well-maintained and suitable for our operations.

ITEM 3. LEGAL PROCEEDINGS

See Note 16 — Commitments and Contingent Liabilities in the consolidated financial statements in Item 8 of this Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

All of our officers are elected annually at the first meeting of the Board of Directors following our annual meeting of shareholders, and are subject to removal at any time by the Board of Directors. Our executive officers as of February 13, 2026, and their positions with Dover (and, where relevant, prior business experience) for the past five years, are as follows:

Name	Age	Positions Held and Prior Business Experience
Richard J. Tobin	62	President and Chief Executive Officer (since May 2018) and Director (since August 2016) of Dover; prior thereto Chief Executive Officer (from 2013 to 2018) of CNH Industrial NV.
Jeffrey Yehle	60
Senior Vice President and Chief Human Resources Officer (since July 2024) of Dover; prior thereto Executive Vice President, Chicago Market Leader of Gallagher (from September 2020 to July 2024); prior thereto Regional Vice President of Sharecare (from August 2019 to September 2020).

Ivonne M. Cabrera	59	Senior Vice President, General Counsel and Secretary (since January 2013) of Dover.
Christopher B. Woenker	43	Senior Vice President and Chief Financial Officer (since January 31, 2025) of Dover; prior thereto Segment Chief Financial Officer (from June 2017 to January 2025) of Dover.
Girish Juneja	56	Senior Vice President and Chief Digital Officer (since May 2017) of Dover; prior thereto Senior Vice President/Chief Technology Officer and General Manager of the Marketplace Solutions Business of Altisource (from January 2014 to April 2017).
James M. Moran	60	Vice President, Treasurer (since November 2015) of Dover; prior thereto Senior Vice President and Treasurer (from June 2013 to August 2015) of Navistar International Corporation ("NIC"); prior thereto Vice President and Treasurer (from 2008 to June 2013) of NIC; also served as Senior Vice President and Treasurer of Navistar, Inc. (from June 2013 to August 2015).
Ryan W. Paulson	52
Vice President and Controller (since July 2019) of Dover; prior thereto Assistant Controller, Global Consolidations and Operations Accounting (from August 2017 to July 2019); prior thereto partner at PricewaterhouseCoopers LLP (from July 2012 to June 2017).

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Dividends

The principal market in which Dover common stock is traded is the New York Stock Exchange, under the trading symbol "DOV".

Holders

As of February 2, 2026, there were 1,022 holders of record of Dover common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

Information relating to securities authorized for issuance under our equity compensation plans is contained in Part III, Item 12 of this Form 10-K.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The following table provides information about the Company’s purchases of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934 during the fourth quarter of 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs (1)
October 1 to October 31	—	—	—	16,930,718
November 1 to November 30	2,334,010	$182.09	2,334,010	14,596,708
December 1 to December 31	—	—	—	14,596,708
For the Fourth Quarter	2,334,010	$182.09	2,334,010	14,596,708

(1) In August 2023, the Company's Board of Directors approved a standing share repurchase authorization whereby the Company may repurchase up to 20 million shares beginning on January 1, 2024 through December 31, 2026. As of December 31, 2025, 14,596,708 shares remained authorized for repurchase under the August 2023 share repurchase authorization.

(2) On November 10, 2025, the Company entered into a $500.0 million accelerated share repurchase agreement (the "2025 ASR Agreement") with JP Morgan Chase Bank, N.A. ("JP Morgan") to repurchase its shares in an accelerated share repurchase program (the "2025 ASR Program"). The Company funded the 2025 ASR Program with cash on hand. Under the terms of the 2025 ASR Agreement, the Company paid JP Morgan $500.0 million on November 12, 2025, and on that date received initial delivery of 2,334,010 shares, representing a substantial majority of the shares expected to be retired over the course of the 2025 ASR Program. The total number of shares ultimately repurchased under the 2025 ASR Program will be based on the average of the daily volume-weighted average share price of Dover's common stock during the calculation period of the 2025 ASR Program, less a discount and subject to potential adjustments pursuant to the terms of the 2025 ASR Program. The 2025 ASR Program is scheduled to be completed in the second quarter of 2026, but is subject to early termination in certain circumstances.

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
This graph assumes $100 invested on December 31, 2020 in Dover common stock, the S&P 500 Index and the S&P 500 Industrials Index.

ITEM 6. [RESERVED]

Not required.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help the reader understand our results of operations and financial condition for the year ended December 31, 2025. The MD&A should be read in conjunction with our consolidated financial statements and Notes included in Item 8 of this Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed elsewhere in this Form 10-K, particularly in Item 1A. "Risk Factors" and in the "Special Note Regarding Forward-Looking Statements" preceding Part I of this Form 10-K. For more information regarding our consolidated results, segment results, and liquidity and capital resources for the year ended December 31, 2024 as compared to the year ended December 31, 2023 refer to Part II Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2024 Annual Report on Form 10-K.

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

For the year ended December 31, 2025, consolidated revenue was $8.1 billion, an increase of $346.7 million or 4.5%, as compared to the prior year. The increase is driven by acquisition-related growth of 2.6%, organic revenue growth of 1.6% and a favorable impact from foreign currency translation of 1.0%, partially offset by a disposition-related decline of 0.7%. The results were primarily driven by robust trends in our secular-growth-exposed end markets, strategic pricing initiatives and acquisitions within the Clean Energy & Fueling and Pumps & Process Solutions segments.

The 1.6% organic revenue growth was driven by increases of 6.7%, 4.6%, and 1.9% in our Pumps & Process Solutions, Clean Energy & Fueling, and Imaging & Identification segments, respectively, partially offset by the Engineered Products and Climate & Sustainability Technologies segments which declined 6.6% and 2.1%, respectively. For further information, see "Segment Results of Operations" within this Item 7.

From a geographic perspective, organic revenue for the U.S., our largest market, grew 3.3% as compared to the prior year, driven by broad-based growth primarily in our Clean Energy & Fueling and Pumps & Process Solutions segments. Organic revenue in Asia grew 3.4%, while organic revenue in Europe and Other Americas declined 0.9% and 4.3%, respectively. All other geographic markets grew 0.7% organically year over year.

Bookings increased 6.0% over the prior year to $8.1 billion for the year ended December 31, 2025. The bookings increase was broad-based across the portfolio, with each segment except Engineered Products posting year-over-year growth.

Restructuring and other costs of $78.0 million included restructuring charges of $56.7 million and other costs of $21.2 million. Restructuring and other costs were primarily related to exit costs and headcount reductions across all segments, most notably within the Climate & Sustainability Technologies and Clean Energy & Fueling segments. Other costs (benefits) include $4.0 million in costs associated with a product line exit and $6.3 million in costs associated with a footprint reduction, both in our Climate & Sustainability Technologies segment. For further discussion related to our restructuring and other costs, see "Restructuring and Other Costs (Benefits)," within this Item 7.

During the year ended December 31, 2025, the Company completed four business acquisitions totaling $665.3 million, net of cash acquired and inclusive of contingent consideration and measurement period adjustments. See Note 3 — Acquisitions in the consolidated financial statements in Item 8 of this Form 10-K for further details regarding the businesses acquired during the year.

On November 10, 2025, the Company entered into the 2025 ASR Agreement, a $500.0 million accelerated share repurchase agreement with JP Morgan to repurchase its shares under the 2025 ASR Program. The Company funded the 2025 ASR Program with cash on hand. Under the terms of the 2025 ASR Agreement, the Company paid JP Morgan $500.0 million on November 12, 2025, and on that date received initial delivery of 2,334,010 shares, representing a substantial majority of the shares expected to be retired over the course of the 2025 ASR Program. See Note 21 — Stockholders' Equity in the consolidated financial statements in Item 8 of this Form 10-K for further details.

CONSOLIDATED RESULTS OF OPERATIONS

	Years Ended December 31,		% / Point Change
(dollars in thousands, except per share figures)	2025	2024	2025 vs. 2024
Revenue	$8,092,571	$7,745,909	4.5%
Cost of goods and services	4,874,402	4,787,288	1.8%
Gross profit	3,218,169	2,958,621	8.8%
Gross profit margin	39.8%	38.2%	1.60
Selling, general and administrative expenses	1,844,808	1,752,266	5.3%
Selling, general and administrative expenses as a percent of revenue	22.8%	22.6%	0.20
Operating earnings	1,373,361	1,206,355	13.8%
Interest expense	109,772	131,171	(16.3)%
Interest income	(73,032)	(37,158)	96.5%
Gain on dispositions	(4,644)	(597,798)	nm*
Other income, net	(32,987)	(46,876)	(29.6)%
Earnings before provision for income taxes	1,374,252	1,757,016	(21.8)%
Provision for income taxes	276,823	357,048	(22.5)%
Effective tax rate	20.1%	20.3%	(0.20)
Earnings from continuing operations	1,097,429	1,399,968	(21.6)%
(Loss) earnings from discontinued operations, net	(3,473)	1,297,158	nm*
Net earnings	$1,093,956	$2,697,126	(59.4)%
Earnings per common share from continuing operations - diluted	$7.97	$10.09	(21.0)%
 *nm: not meaningful

Revenue

Revenue for the year ended December 31, 2025 increased $346.7 million, or 4.5%, to $8.1 billion compared with 2024. Organic revenue growth of 1.6% is primarily driven by robust trends in our secular-growth-exposed end markets and above and below-ground retail fueling and pricing actions, partially offset by lower volumes in our vehicle service business and project timing in retail refrigeration equipment and services. The increase in revenue was also driven by acquisition-related growth of 2.6% primarily in our Pumps & Process Solutions and Clean Energy & Fueling segments and a favorable impact from foreign currency translation of 1.0%, partially offset by a disposition-related decline of 0.7% in our Engineered Products segment. Customer pricing favorably impacted revenue in 2025 by approximately 1.9% and by 1.6% in the prior year.

Gross Profit

Gross profit for the year ended December 31, 2025, increased $259.5 million, or 8.8%, to $3.2 billion compared with 2024, primarily driven by favorable price versus cost dynamics, volume growth, product mix, and productivity actions. Gross profit margin increased 160 basis points to 39.8% as compared to the prior year driven by favorable price versus cost dynamics, productivity initiatives, favorable portfolio mix and benefits from restructuring actions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2025 increased $92.5 million, or 5.3% to $1.8 billion compared with 2024, primarily due to increased employee compensation and benefits and acquisition-related amortization. As a percentage of revenue, selling, general and administrative expenses increased 20 basis points to 22.8%.

Research and development costs, including qualifying engineering costs, are expensed when incurred and amounted to $165.3 million and $149.6 million for the years ended December 31, 2025, and 2024, respectively. These costs as a percent of revenue were 2.0% and 1.9% for the years December 31, 2025 and 2024, respectively.

Non-Operating Items

Interest Expense, net

For the year ended December 31, 2025, interest expense, net of interest income, decreased $57.3 million, or 60.9%, to $36.7 million compared with 2024 primarily driven by higher interest income generated by the investment of proceeds from the sale of Environmental Solutions Group ("ESG") held in highly liquid short-term investments and reduced interest expense resulting from a lack of commercial paper borrowings.

Gain on Dispositions

Gain on dispositions for the years ended December 31, 2025 and 2024 were $4.6 million and $597.8 million, respectively. The gain on dispositions for the year ended December 31, 2024 was driven by the sale of the De-Sta-Co business on March 31, 2024 and the sale of a minority owned equity method investment on September 30, 2024. See Note 4 — Discontinued and Disposed Operations in the consolidated financial statements in Item 8 of this Form 10-K for further details.

Other Income, net

Other income, net includes non-service pension benefit, deferred compensation plan investments gain or loss, earnings or charges from equity method investments, foreign exchange gain or loss, and various other items. Other income, net for the years ended December 31, 2025 and 2024 was $33.0 million and $46.9 million, respectively. For the year ended December 31, 2025, other income decreased compared to 2024 primarily due to decreased deferred compensation plan investment gain, decreased earnings from our equity method investments and foreign currency exchange loss.

Income Taxes

Our businesses have a global presence with 38.6% and 35.8% of our pre-tax earnings in 2025 and 2024, respectively, generated in foreign jurisdictions. Foreign earnings are generally subject to local country tax rates that differ from the 21.0% U.S. statutory tax rate.

Our effective tax rate was 20.1% for the year ended December 31, 2025, compared to 20.3% for the year ended December 31, 2024. Our effective tax rate differs from the U.S. statutory tax rate primarily driven by mix of earnings and reorganizations.

On July 4, 2025, the One Big Beautiful Bill was enacted into law, introducing changes to the U.S. tax code, including making permanent certain provisions originally enacted under the Tax Cuts and Jobs Act, such as 100% bonus depreciation and the immediate expensing of domestic research and development costs. The changes do not have a material impact to our consolidated financial statements.

The Company is continuing to monitor the changes in tax laws resulting from the Organization for Economic Cooperation and Development’s multi-jurisdictional plan of action to address base erosion and profit shifting. The changes do not have a material impact on our effective tax rate.

See Note 14 — Income Taxes in the consolidated financial statements in Item 8 of this Form 10-K for additional details.

Earnings from Continuing Operations

For the year ended December 31, 2025, earnings from continuing operations decreased $302.5 million, or 21.6%, to $1.1 billion, or $7.97 per diluted share, compared with earnings from continuing operations of $1.4 billion, or $10.09 per diluted share, for the year ended December 31, 2024. Earnings from continuing operations decreased primarily due to the after-tax gain on dispositions of De-Sta-Co and a minority owned equity method investment totaling $462.4 million in the prior year, partially offset by higher operating earnings in the current period.

Discontinued Operations

Loss from discontinued operations, net for the year ended December 31, 2025 was $3.5 million. Earnings from discontinued operations, net for the year ended December 31, 2024 was $1.3 billion representing the results of ESG through the date of disposition. Refer to Note 4 — Discontinued and Disposed Operations in Item 8 of this form 10-K for additional information on discontinued and disposed operations.

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

We report organic revenue growth, a non-GAAP measure, which excludes the impact of foreign currency exchange rates and the impact of acquisitions and divestitures. We believe that reporting organic revenue growth provides a useful comparison of our revenue performance and trends between periods.

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

Engineered Products

Our Engineered Products segment provides a wide range of equipment, components, software, solutions and services to the vehicle aftermarket, aerospace and defense, industrial winch and hoist, precision soldering and fluid dispensing end-markets.

	Years Ended December 31,		% Change
(dollars in thousands)	2025	2024	2025 vs. 2024
Revenue	$1,085,844	$1,202,457	(9.7)%

Segment earnings	$217,266	$231,237	(6.0)%

Segment margin	20.0%	19.2%

Operational metric:
Bookings	$1,095,624	$1,171,777	(6.5)%

Components of revenue decline:
Organic decline			(6.6)%
Acquisitions			0.4%
Dispositions			(4.3)%
Foreign currency translation			0.8%
Total revenue decline			(9.7)%

2025 Versus 2024

Engineered Products revenue for the year ended December 31, 2025 decreased $116.6 million, or 9.7%, compared to the prior year due to an organic revenue decline of 6.6% and a disposition-related decline of 4.3%, partially offset by a favorable impact from foreign currency translation of 0.8% and acquisition-related growth of 0.4%. The disposition-related decline was due to the divestiture of De-Sta-Co in the first quarter of 2024. Customer pricing favorably impacted revenue in 2025 by approximately 2.8%.

The organic revenue decline was primarily due to lower volumes in our vehicle service business, partially offset by pricing actions and favorable demand trends in aerospace and defense components and software. We expect improvements in organic growth trends in 2026 driven by favorable demand trends in several of our key end markets, most notably in aerospace and defense, as well as an improving demand outlook in vehicle service.

Engineered Products segment earnings for the year ended December 31, 2025 decreased $14.0 million, or 6.0%, compared to the prior year. The decrease was primarily due to disposition-related impacts and lower volumes in vehicle service, partially offset by favorable price versus cost dynamics, productivity and cost management initiatives and benefits from restructuring actions. Segment margin increased to 20.0% from 19.2% in the prior year.
Overall, bookings for the year ended December 31, 2025 decreased $76.2 million, or 6.5%, compared to the prior year. The bookings decline was due to the above mentioned divestiture and reduced demand in our vehicle service business, partially offset by strength in aerospace and defense. Segment book-to-bill was 1.01.

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

	Years Ended December 31,		% Change
(dollars in thousands)	2025	2024	2025 vs. 2024
Revenue	$2,130,507	$1,936,784	10.0%

Segment earnings	$418,070	$359,993	16.1%

Segment margin	19.6%	18.6%

Operational metric:
Bookings	$2,167,272	$1,938,495	11.8%

Components of revenue growth:
Organic growth			4.6%
Acquisitions			5.1%
Foreign currency translation			0.3%
Total revenue growth			10.0%

2025 Versus 2024

Clean Energy & Fueling revenue for the year ended December 31, 2025 increased $193.7 million, or 10.0%, compared to the prior year, attributable to acquisition-related growth of 5.1%, organic growth of 4.6% and a favorable impact from foreign currency translation of 0.3%. Acquisition-related growth was primarily driven by the acquisition of Marshall Excelsior Company in the third quarter of 2024. Customer pricing favorably impacted revenue in 2025 by approximately 1.7%.

The organic revenue growth was primarily driven by pricing actions and favorable demand trends in our above and below-ground retail fueling, fluid transport, and clean energy components businesses. We expect positive demand trends to continue in 2026 driven by a favorable outlook across major end markets.

Clean Energy & Fueling segment earnings for the year ended December 31, 2025 increased $58.1 million, or 16.1%, compared to the prior year. The increase was primarily driven by volume growth, favorable price versus cost dynamics, the positive impact from acquisitions and benefits from restructuring actions. Segment margin increased to 19.6% from 18.6% in the prior year.

Overall bookings for the year ended December 31, 2025 increased 11.8% compared to the prior year. The bookings growth was primarily driven by acquisition-related growth in clean energy platforms and demand in North America above and below-ground retail fueling equipment, partially offset by reduced vehicle wash orders. Segment book-to-bill was 1.02.

Imaging & Identification

Our Imaging & Identification segment supplies precision marking and coding, product traceability, brand protection and digital textile printing equipment, as well as related consumables, software and services to the global packaged and consumer goods, pharmaceutical, industrial manufacturing, textile and other end-markets.

	Years Ended December 31,		% Change
(dollars in thousands)	2025	2024	2025 vs. 2024
Revenue	$1,173,443	$1,137,165	3.2%

Segment earnings	$314,735	$301,707	4.3%

Segment margin	26.8%	26.5%

Operational metric:
Bookings	$1,174,537	$1,144,147	2.7%

Components of revenue growth:
Organic growth			1.9%
Acquisitions			0.1%
Foreign currency translation			1.2%
Total revenue growth			3.2%

2025 Versus 2024

Imaging & Identification revenue for the year ended December 31, 2025 increased $36.3 million, or 3.2% compared to the prior year, comprised of organic growth of 1.9%, a favorable impact from foreign currency translation of 1.2% and acquisition-related growth of 0.1%. Customer pricing favorably impacted revenue in 2025 by approximately 3.1%.

The organic revenue growth was primarily driven by pricing, along with volume growth in core marking and coding equipment and serialization software. We expect demand trends to remain favorable in 2026 driven by solid demand trends across the segment.

Imaging & Identification segment earnings for the year ended December 31, 2025 increased $13.0 million, or 4.3%, compared to the prior year. This increase was primarily driven by favorable price versus cost dynamics and productivity initiatives. Segment margin increased to 26.8% from 26.5% in the prior year.

Overall bookings for the year ended December 31, 2025 increased 2.7% compared to the prior year. The bookings increase was primarily driven by our core marking and coding business. Segment book-to-bill was 1.00.

Pumps & Process Solutions

Our Pumps & Process Solutions segment manufactures specialty pumps and flow meters, fluid transfer connectors, highly engineered precision components, instruments and digital controls for rotating and reciprocating machines, polymer processing equipment, measurement, inspection, and control technologies, serving single-use biopharmaceutical production, diversified industrial manufacturing applications, chemical production, plastics and polymer processing, midstream and downstream oil and gas, clean energy markets, thermal management, wire and cable, food and beverage, semiconductor production and medical applications and other end-markets.

	Years Ended December 31,		% Change
(dollars in thousands)	2025	2024	2025 vs. 2024
Revenue	$2,148,670	$1,894,566	13.4%

Segment earnings	$651,600	$536,606	21.4%

Segment margin	30.3%	28.3%

Operational metric:
Bookings	$2,041,184	$1,856,680	9.9%

Components of revenue growth:
Organic growth			6.7%
Acquisitions			5.2%
Foreign currency translation			1.5%
Total revenue growth			13.4%

2025 Versus 2024

Pumps & Process Solutions revenue for the year ended December 31, 2025 increased $254.1 million, or 13.4%, compared to the prior year, attributable to organic growth of 6.7%, acquisition-related growth of 5.2% and a favorable impact from foreign currency translation of 1.5%. Acquisition-related growth was driven by the acquisitions of Cryogenic Machinery Corp. ("Cryo-Mach") in the first quarter of 2025 and Sikora AG ("Sikora") and ipp Pump Products GmbH ("ipp") in the second quarter of 2025. Customer pricing favorably impacted revenue by approximately 1.9% in 2025.

The organic revenue growth was primarily driven by single-use biopharma components, thermal connectors used in liquid cooling of data centers, as well as precision components and digital controls for midstream natural gas compression and power generation, partially offset by expected declines in our polymer processing equipment business as customers shift focus to optimizing the significant capacity investments made over the last several years. We expect demand conditions to remain constructive across end markets in 2026.

Pumps & Process Solutions segment earnings for the year ended December 31, 2025 increased $115.0 million, or 21.4%, compared to the prior year. The increase was primarily driven by higher volumes, productivity initiatives, favorable portfolio mix and the impact from acquisitions. Segment margin increased to 30.3% from 28.3% in the prior year.

Overall bookings for the year ended December 31, 2025 increased 9.9% as compared to the prior year. The bookings increase was primarily driven by positive demand trends in biopharmaceutical end markets, growth in high performance computing and data center application demand and the favorable impact from acquisitions. Segment book-to-bill was 0.95.

Climate & Sustainability Technologies

Our Climate & Sustainability Technologies segment is a provider of innovative and energy-efficient equipment, components, solutions, services and parts for the commercial refrigeration, heating and cooling and beverage can-making equipment end-markets.

	Years Ended December 31,		% Change
(dollars in thousands)	2025	2024	2025 vs. 2024
Revenue	$1,559,841	$1,579,649	(1.3)%

Segment earnings	$265,647	$250,875	5.9%

Segment margin	17.0%	15.9%

Operational metric:
Bookings	$1,665,049	$1,570,632	6.0%

Components of revenue decline:
Organic decline			(2.1)%
Foreign currency translation			0.8%
Total revenue decline			(1.3)%

2025 Versus 2024

Climate & Sustainability Technologies revenue for the year ended December 31, 2025 decreased $19.8 million, or 1.3%, compared to the prior year, reflecting an organic revenue decline of 2.1%, partially offset by a favorable impact from foreign currency translation of 0.8%. Customer pricing favorably impacted revenue in 2025 by approximately 0.6%.

The organic revenue decline was primarily due to project timing in retail refrigeration door cases and services, partially offset by continued strong demand for low-GWP CO2 refrigerant systems and improving demand across beverage can-making and heat exchanger applications. We expect demand conditions to trend favorably in 2026 primarily driven by continued strong demand in CO2 refrigerant systems, expected recovery in refrigerated door cases and services, as well as a favorable outlook for heat exchangers due to accelerating demand in data center cooling applications and continued improvement in European residential heat pumps.

Climate & Sustainability Technologies segment earnings for the year ended December 31, 2025 increased $14.8 million, or 5.9%, compared to the prior year. The segment earnings increase was primarily driven by higher heat exchanger and beverage can-making volumes, productivity and cost management initiatives and the favorable mix impact from CO2 refrigerant systems growth. Segment margin increased to 17.0% from 15.9% in the prior year.

Overall, bookings for the year ended December 31, 2025 increased 6.0% compared to the prior year. The bookings increase was driven by favorable heat exchanger and CO2 refrigerant systems demand trends. Segment book-to-bill was 1.07.

Reconciliation of Segment Earnings to Earnings from Continuing Operations

	Years Ended December 31,
(dollars in thousands)	2025	2024
Earnings from Continuing Operations:
Segment earnings:
Engineered Products	$217,266	$231,237
Clean Energy & Fueling	418,070	359,993
Imaging & Identification	314,735	301,707
Pumps & Process Solutions	651,600	536,606
Climate & Sustainability Technologies	265,647	250,875
Total segment earnings	1,867,318	1,680,418
Purchase accounting expenses (1)	218,445	186,241
Restructuring and other costs (2)	77,986	84,983
Gain on dispositions (3)	(4,644)	(597,798)
Corporate expense / other (4)	164,539	155,963
Interest expense	109,772	131,171
Interest income	(73,032)	(37,158)
Earnings before provision for income taxes	1,374,252	1,757,016
Provision for income taxes	276,823	357,048
Earnings from continuing operations	$1,097,429	$1,399,968
(1) Purchase accounting expenses are primarily comprised of amortization of intangible assets.
(2) Restructuring and other costs relate to actions taken for headcount reductions, facility consolidations and site closures, product line exits, and other asset charges.
(3)Gain on dispositions includes post-closing adjustments; see Note 4 — Discontinued and Disposed Operations in the consolidated financial statements in Item 8 of this Form 10-K for further details.
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

Restructuring and Other Costs (Benefits)

Restructuring and other costs are not presented in our segment earnings because these costs are excluded from the segment operating performance measure reviewed by management. During the year ended December 31, 2025, restructuring charges of $56.7 million were primarily related to exit costs and headcount reductions across all segments, most notably within the Climate & Sustainability Technologies and Clean Energy & Fueling segments. These restructuring programs were initiated in 2024 and 2025 and the Company will continue to make proactive adjustments to its cost structure to align with current demand trends. Additional programs, beyond the scope of the announced programs, may be implemented during 2026 with related restructuring charges. Other costs, net of $21.2 million for the year ended December 31, 2025, include $4.0 million in costs associated with a product line exit and $6.3 million in costs associated with a footprint reduction, both in our Climate & Sustainability Technologies segment. These restructuring and other charges were primarily recorded in cost of goods and services and selling, general and administrative expenses in the consolidated statement of earnings.

We recorded the following restructuring and other costs for the year ended December 31, 2025:

	Year Ended December 31, 2025
(dollars in thousands)	Engineered Products	Clean Energy & Fueling	Imaging & Identification	Pumps & Process Solutions	Climate & Sustainability Technologies	Corporate	Total
Restructuring	$4,983	$13,755	$4,652	$9,735	$22,508	$1,110	$56,743
Other costs, net	407	3,556	1,875	49	11,368	3,988	21,243
Restructuring and other costs	$5,390	$17,311	$6,527	$9,784	$33,876	$5,098	$77,986

During the year ended December 31, 2024, restructuring charges of $69.8 million were primarily related to headcount reductions and product line and other exit costs in the Clean Energy & Fueling and Climate & Sustainability Technologies segments. These restructuring programs were initiated in 2023 and 2024 and were undertaken in light of current market conditions. Other costs, net of $15.2 million were primarily due to non-cash asset impairment charges and reorganization costs in the Climate & Sustainability Technologies and Imaging & Identification segments, respectively. These restructuring and other charges were primarily recorded in cost of goods and services and selling, general and administrative expenses in the consolidated statement of earnings.

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

Purchase Accounting Expenses

Purchase accounting expenses are primarily comprised of amortization of intangible assets. These expenses are not presented in our segment earnings because they are excluded from the segment operating performance measure reviewed by management. These expenses are as follows:

	Years Ended December 31,
(dollars in thousands)	2025	2024
Purchase accounting expenses
Engineered Products	$11,117	$10,727
Clean Energy & Fueling	101,219	93,719
Imaging & Identification	22,702	23,015
Pumps & Process Solutions (1)	65,742	38,803
Climate & Sustainability Technologies	17,665	19,977
Total	$218,445	$186,241
(1) Purchase accounting expenses in our Pumps & Process Solutions segment increased by $26.9 million for the year ended December 31, 2025 from the prior year, primarily due to the acquisition of Sikora in Q2 2025.

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

Cash Flow Summary

The following table is derived from our consolidated statements of cash flows:

	Years Ended December 31,
Cash Flows from Operations (in thousands)	2025	2024
Net cash flows provided by (used in):
Operating activities	$1,338,005	$1,087,833
Investing activities	(886,594)	(26,983)
Financing activities	(624,870)	(1,271,673)

Operating Activities

Cash flow from operating activities for the year ended December 31, 2025 increased by $250.2 million compared to 2024. This increase was primarily driven by higher operating earnings during the year ended December 31, 2025 and timing of tax payments on prior year dispositions.

Adjusted Working Capital: We believe adjusted working capital (a non-GAAP measure calculated as accounts receivable, plus inventory, less accounts payable) provides a meaningful measure of liquidity by showing changes caused by operational results. The following table provides a calculation of adjusted working capital:

Adjusted Working Capital (in thousands)	December 31, 2025	December 31, 2024
Receivables, net	$1,371,352	$1,354,225
Inventories, net	1,272,784	1,144,838
Less: Accounts payable	875,678	848,006
Adjusted working capital	$1,768,458	$1,651,057

Adjusted working capital increased by $117.4 million, or 7.1%, to $1.8 billion at December 31, 2025, which reflected an increase in accounts receivable of $17.1 million, an increase in inventory of $127.9 million and an increase in accounts payable of $27.7 million. These amounts include the effects of acquisitions and foreign currency translation. The increase in adjusted working capital versus year-end 2024 is primarily driven by higher inventory purchases to support the increase in order rates.

Investing Activities

Cash flow from investing activities is derived from cash inflows from proceeds from dispositions, offset by cash outflows for acquisitions and capital expenditures. The majority of the activity in investing activities was comprised of the following:

•Proceeds from dispositions: We received net proceeds of $6.0 million and $93.0 million in 2025 and 2024, respectively, related to the sale of a minority owned equity method investment in the third quarter of 2024 within the Climate & Sustainability Technologies segment. In 2024, we also received net proceeds of $675.9 million from the sale of De-Sta-Co, an operating company within the Engineered Products segment. See Note 4 — Discontinued and Disposed Operations in the consolidated financial statements in Item 8 of this Form 10-K for additional information.

•Acquisitions: In 2025, we deployed approximately $663.3 million, net of cash acquired to acquire three businesses within the Pumps & Process Solutions segment and one business within the Clean Energy & Fueling segment. In comparison, we acquired eight businesses in 2024 for total consideration of $635.3 million, net of cash acquired. See Note 3 — Acquisitions in the consolidated financial statements in Item 8 of this Form 10-K for additional information.

•Capital spending: Capital expenditures increased $52.7 million to $220.3 million in 2025 compared to $167.5 million in 2024, primarily to support growth initiatives, productivity and new product launches.

We anticipate that capital expenditures and any additional acquisitions we make in 2026 will be funded from available cash and internally generated funds and, if necessary, through the issuance of commercial paper, or by accessing the public debt or equity markets. We estimate capital expenditures in 2026 to range from $190.0 million to $210.0 million.

Financing Activities

Cash flow from financing activities generally relates to the use of cash for purchases of our common stock and payment of dividends, offset by net borrowing activity. The majority of financing activity was attributed to the following:

•Repurchase of common stock, including accelerated share repurchase program: During 2025, the Company received initial delivery of 2,334,010 shares, representing a substantial majority of the shares expected to be retired over the course of the 2025 ASR Program for $500.0 million. Exclusive of the 2025 ASR Program, the Company repurchased 200,000 shares of common stock at a total cost of $40.7 million. During the year ended December 31, 2024, the Company received a total of 2,869,282 shares upon completion of the 2024 ASR Program for $500.0 million.

•Long-term debt, commercial paper and other short-term borrowings, net: During 2025, we issued €550.0 million of 3.50% euro-denominated notes due 2033 ("2033 Notes"). The proceeds of €546.6 million from the issuance of the 2033 Notes, net of discounts and issuance costs, were used for general corporate purposes. On November 15, 2025, the outstanding 3.150% notes with a principal value of $400.0 million matured. The repayment of the notes at maturity was funded by the Company's existing cash balances. There were no repayments or issuances of long-term debt in 2024. During 2025, we used $0.6 million to pay off other short-term borrowings. In 2024, we used $467.6 million to pay off primarily commercial paper borrowings.

•Dividend payments: Total dividend payments to common shareholders were $283.0 million in 2025 and $283.1 million in 2024. Our dividends paid per common share increased 1% to $2.07 per share in 2025 compared to $2.05 per share in 2024. The number of common shares outstanding decreased from 2024 to 2025, as share repurchases exceeded share issuances.

Cash Flows from Discontinued Operations

Net cash (used in) provided by discontinued operations for the years end December 31, 2025 and 2024 amounted to $(14.2) million and $1.6 billion, respectively. Cash flows from discontinued operations generated in 2024 primarily relate to cash provided by investing activities of $2.0 billion, which is comprised primarily of proceeds from the sale of ESG and partially offset by cash used in operating activities of $339.5 million, comprised of $439.9 million in tax payments made related to the gain on disposition, partially offset by cash flows from ESG's operating results.

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

The following table reconciles our free cash flow to cash flow provided by operating activities:

	Years Ended December 31,
Free Cash Flow (dollars in thousands)	2025	2024
Cash flow provided by operating activities	$1,338,005	$1,087,833
Less: Capital expenditures	(220,263)	(167,533)
Free cash flow	$1,117,742	$920,300
Cash flow from operating activities as a percentage of revenue	16.5%	14.0%
Cash flow from operating activities as a percentage of earnings from continuing operations	121.9%	77.7%
Free cash flow as a percentage of revenue	13.8%	11.9%
Free cash flow as a percentage of earnings from continuing operations	101.9%	65.7%

For the year ended December 31, 2025, we generated free cash flow of $1.1 billion, representing 13.8% of revenue and 101.9% of earnings from continuing operations. Free cash flow increased by $197.4 million compared to 2024, primarily driven by higher operating earnings and the timing of tax payments on prior year dispositions, partially offset by higher capital expenditures. The increases in cash flow from operating activities and free cash flow as percentages of earnings from continuing operations are due primarily to the gain on disposition of De-Sta-Co impacting the prior year. See Note 4 — Discontinued and Disposed Operations in the consolidated financial statements in Item 8 of this Form 10-K for additional information.

Capitalization

We use commercial paper borrowings for general corporate purposes, including the funding of acquisitions and the repurchase of our common stock. As of December 31, 2025, we maintained $1.0 billion five-year and $500.0 million 364-day unsecured revolving credit facilities (together, the "Credit Agreements") with a syndicate of banks which expire April 6, 2028 and April 2, 2026, respectively. The Company may elect to extend the maturity date of any loans under the 364-day credit facility until April 2, 2027, subject to conditions specified therein. The Credit Agreements are designated as a liquidity back-stop for the Company's commercial paper program and also are available for general corporate purposes.

At the Company's election, loans under the Credit Agreements will bear interest at a base rate plus an applicable margin. The Credit Agreements require the Company to pay facility fees and impose various restrictions on the Company such as, among other things, a requirement to maintain an interest coverage ratio of consolidated EBITDA to consolidated net interest expense of not less than 3.0 to 1. The Company was in compliance with all covenants in the Credit Agreements and other long-term debt covenants at December 31, 2025 and had an interest coverage ratio of consolidated EBITDA to consolidated net interest expense of 48.8 to 1. We are not aware of any potential impairment to our liquidity and expect to remain in compliance with all of our debt covenants.

We also have a current shelf registration statement filed with the SEC that allows for the issuance of additional debt securities that may be utilized in one or more offerings on terms to be determined at the time of the offering. Net proceeds of any offering would be used for general corporate purposes, including repayment of existing indebtedness, capital expenditures and acquisitions.

On November 12, 2025, the Company issued €550.0 million of 3.50% euro-denominated notes due 2033. The proceeds of €546.6 million from the issuance of the 2033 Notes, net of discounts and issuance costs, were used for general corporate purposes.

On November 15, 2025, the outstanding 3.150% notes with a principal value of $400.0 million matured. The repayment of the notes at maturity was funded by the Company's existing cash balances.

At December 31, 2025, our cash and cash equivalents totaled $1.7 billion, of which approximately $447.8 million was held outside the United States. At December 31, 2024, our cash and cash equivalents totaled $1.8 billion, of which $300.5 million was held outside the United States. Cash and cash equivalents are held primarily in bank deposits with highly rated banks. We regularly hold cash in excess of near-term requirements in bank deposits or invest the funds in government money market instruments or short-term investments, which consist of investment grade time deposits with original maturity dates at the time of purchase of no greater than three months.

For the year ended December 31, 2025, the Company completed four business acquisitions for total consideration of $665.3 million, net of cash acquired and inclusive of contingent consideration of $2.0 million and measurement period adjustments. See Note 3 — Acquisitions in the consolidated financial statements in Item 8 of this Form 10-K for additional information.

We utilize the net debt to net capitalization calculation (a non-GAAP measure) to evaluate our capital structure and assess our overall financial leverage and capacity and believe the calculation is useful to investors for the same reasons. Net debt represents total debt minus cash and cash equivalents. Net capitalization represents net debt plus stockholders' equity. The following table provides a calculation of net debt to net capitalization from the most directly comparable GAAP measures:

Net Debt to Net Capitalization Ratio (dollars in thousands)	December 31, 2025	December 31, 2024
Short-term borrowings and current portion of long-term debt	$706,677	$400,056
Long-term debt	2,621,295	2,529,346
Total debt	3,327,972	2,929,402
Less: Cash and cash equivalents	(1,676,808)	(1,844,877)
Net debt	1,651,164	1,084,525
Add: Stockholders' equity	7,405,206	6,953,996
Net capitalization	$9,056,370	$8,038,521
Net debt to net capitalization	18.2%	13.5%

Our net debt to net capitalization ratio increased to 18.2% at December 31, 2025 compared to 13.5% at December 31, 2024. Net debt increased $566.6 million during the period primarily due to the issuance of the 2033 Notes and the increase in value of the euro-denominated debt resulting from foreign currency translation adjustments offset by a decrease in cash and cash equivalents from acquisition-related investments and repayment of the current portion of long-term debt. Stockholders' equity increased for the period as a result of current earnings of $1.1 billion, partially offset by share repurchases, including shares repurchased under the ASR Program, and dividends paid during the period.

Our ability to obtain debt financing at comparable risk-based interest rates is partly a function of our existing cash flow-to-debt and debt-to-capitalization levels as well as our current credit standing. Set forth below are our credit ratings, as of December 31, 2025, which were independently developed by the respective credit agencies. The Moody's rating and outlook were issued in December 2018, and the Standard & Poor's rating was issued in December 2017 and the outlook was most recently revised in May 2021. The ratings and outlooks from both agencies were affirmed in 2025.

	Short-Term Rating	Long-Term Rating	Outlook
Moody's	P-2	Baa1	Stable
Standard & Poor's	A-2	BBB+	Stable

As of December 31, 2025, we had approximately $230.0 million outstanding in letters of credit, surety bonds, and performance and other guarantees which primarily expire on various dates through 2035. These letters of credit and bonds are primarily issued as security for insurance, warranty and other performance obligations. In general, we would only be liable for the amount of these guarantees in the event of default in the performance of our obligations, the probability of which is believed to be remote.

As of December 31, 2025, our estimate of future interest payments on long-term debt, including the current portion, is $927.1 million.

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

Financial Instruments and Risk Management

The diverse nature of our businesses' activities necessitates the management of various financial and market risks, including those related to changes in interest rates, foreign currency exchange rates and commodity prices. We periodically use derivative and non-derivative financial instruments to manage some of these risks. We do not hold or issue derivative instruments for trading or speculative purposes. We are exposed to credit loss in the event of nonperformance by counterparties to our financial instrument contracts; however, nonperformance by these counterparties is considered unlikely as our policy is to contract with highly-rated, diversified counterparties.

Interest Rate Exposure

As of December 31, 2025, and for the years ended December 31, 2025 and 2024, we did not have any open interest rate swap contracts; however, we may in the future enter into interest rate swap agreements to manage our exposure to interest rate changes. We issue commercial paper, which exposes us to changes in variable interest rates; however, maturities are typically three months or less so a change in rates over this period would not have a material impact on our pre-tax earnings.

We consider our current risk related to market fluctuations in interest rates to be minimal since our debt is long-term and fixed rate in nature. Generally, the fair market value of fixed-interest rate debt will increase as interest rates fall and decrease as interest rates rise. A 100 basis point increase in market interest rates would decrease the 2025 year-end fair value of our long-term debt by approximately $156.7 million. However, since we have no plans to repurchase our outstanding fixed-rate instruments before their maturities, the impact of market interest rate fluctuations on our long-term debt does not affect our results of operations or financial position.

Foreign Currency Exposure

We conduct business in various non-U.S. countries, including Canada, substantially all of the European countries, Mexico, Brazil, China, India and other Asian countries. Therefore, we have foreign currency risk relating to receipts from customers, payments to suppliers and intercompany transactions denominated in foreign currencies. We will occasionally use derivative and non-derivative financial instruments to offset such risks, when it is believed that the exposure will not be limited by our normal operating and financing activities. We have formal policies to mitigate risk in this area by using fair value and/or cash flow hedging programs.

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

Additionally, we have designated the €600 million, €500 million and €550 million of euro-denominated notes issued November 9, 2016, November 4, 2019 and November 12, 2025, respectively, as a hedge of our net investment in euro-denominated operations. Due to the high degree of effectiveness between the hedging instruments and the exposure being hedged, fluctuations in the value of the euro-denominated debt due to exchange rate changes are offset by changes in the net investment. Accordingly, changes in the value of the euro-denominated debt are recognized in the cumulative translation adjustment section of other comprehensive income to offset changes in the value of the net investment in euro-denominated operations. Due to the fluctuations of the euro relative to the U.S. dollar, the U.S. dollar equivalent of this debt increases or decreases, resulting in the recognition of a pre-tax loss of $154.8 million and a pre-tax gain of $66.8 million in other comprehensive earnings (loss) for the years ended December 31, 2025, and 2024, respectively.

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

Judgments and uncertainties involved in the estimate
Our discount rate assumptions are determined by developing a yield curve based on high quality corporate bonds with maturities matching the plans’ expected benefit payment streams. The plans’ expected cash flows are then discounted by the resulting year-by-year discount rates. The 2025 weighted-average discount rate used to measure our pension benefit obligations for non-US plans increased to 2.89% from 2.64% in 2024. The U.S. Plan discount rate decreased to 5.40% from 5.70% in 2024. The change in both the non-US plans and the U.S. Plan were driven by changes in corporate bond yields over the period.

Effect if actual results differ from assumptions
A 25-basis point decrease in the discount rates used for these plans would have increased pension benefit obligations by approximately $15.5 million from the amount recorded at December 31, 2025. The methodology used for the valuation of the pension benefit obligation has remained consistent over the last three fiscal years.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
50	Management's Report on Internal Control Over Financial Reporting
51	Report of Independent Registered Public Accounting Firm (PCAOB ID 238)
53	Consolidated Statements of Earnings
54	Consolidated Statements of Comprehensive Earnings
55	Consolidated Balance Sheets
56	Consolidated Statements of Stockholders' Equity
57	Consolidated Statements of Cash Flows
58	Notes to Consolidated Financial Statements
58	Note 1 - Description of Business and Summary of Significant Accounting Policies
63	Note 2 - Revenue
65	Note 3 - Acquisitions
70	Note 4 - Discontinued and Disposed Operations
71	Note 5 - Inventories, net
71	Note 6 - Property, Plant and Equipment, net
72	Note 7 - Leases
73	Note 8 - Credit Losses
74	Note 9 - Goodwill and Other Intangible Assets
75	Note 10 - Other Accrued Expenses and Other Liabilities
76	Note 11 - Restructuring Activities
77	Note 12 - Borrowings
79	Note 13 - Financial Instruments
81	Note 14 - Income Taxes
85	Note 15 - Equity and Cash Incentive Program
88	Note 16 - Commitments and Contingent Liabilities
89	Note 17 - Employee Benefit Plans
95	Note 18 - Accumulated Other Comprehensive Earnings (Loss)
96	Note 19 - Segment Information
100	Note 20 - Earnings per Share
100	Note 21 - Stockholders' Equity

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2025. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013).

Based on its assessment under the criteria set forth in Internal Control — Integrated Framework (2013), management concluded that, as of December 31, 2025, the Company's internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Dover Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Dover Corporation and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of earnings, of comprehensive earnings, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Goodwill Impairment Test

As described in Notes 1 and 9 to the consolidated financial statements, the Company’s consolidated goodwill balance was $5.43 billion as of December 31, 2025. Management performs a goodwill impairment test annually in the fourth quarter, or more frequently if events or circumstances indicate that goodwill may be impaired, when some portion but not all of a reporting unit is disposed of or classified as assets held for sale, or when a change in the composition of reporting units occurs for other reasons. The quantitative test compares the fair value of a reporting unit with its carrying amount, including goodwill. Management uses an income-based valuation method, determining the present value of estimated future cash flows, to estimate the fair value of a reporting unit. As disclosed by management, the significant assumptions in the fair value analysis of goodwill are the estimated future cash flows, which are primarily driven by forecasted revenue growth rates, EBITDA margins, and the discount rate. These assumptions are developed by management based on the reporting unit’s expected future performance, which considers historical performance.

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
February 13, 2026

We have served as the Company's auditor since 1995.

DOVER CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)

	Years Ended December 31,
	2025	2024	2023
Revenue	$8,092,571	$7,745,909	$7,684,476
Cost of goods and services	4,874,402	4,787,288	4,816,932
Gross profit	3,218,169	2,958,621	2,867,544
Selling, general and administrative expenses	1,844,808	1,752,266	1,648,204
Operating earnings	1,373,361	1,206,355	1,219,340
Interest expense	109,772	131,171	131,304
Interest income	(73,032)	(37,158)	(13,496)
Gain on dispositions	(4,644)	(597,798)	—
Other income, net	(32,987)	(46,876)	(21,468)
Earnings before provision for income taxes	1,374,252	1,757,016	1,123,000
Provision for income taxes	276,823	357,048	179,136
Earnings from continuing operations	1,097,429	1,399,968	943,864
(Loss) earnings from discontinued operations, net	(3,473)	1,297,158	112,964
Net earnings	$1,093,956	$2,697,126	$1,056,828

Earnings per share from continuing operations:
Basic	$8.01	$10.16	$6.75
Diluted	$7.97	$10.09	$6.71
(Loss) earnings per share from discontinued operations:
Basic	$(0.03)	$9.42	$0.81
Diluted	$(0.03)	$9.35	$0.80
Net earnings per share:
Basic	$7.99	$19.58	$7.56
Diluted	$7.94	$19.45	$7.52
Weighted average shares outstanding:
Basic	136,935	137,735	139,848
Diluted	137,777	138,696	140,599

See Notes to Consolidated Financial Statements

DOVER CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands)

	Years Ended December 31,
	2025	2024	2023
Net earnings	$1,093,956	$2,697,126	$1,056,828
Other comprehensive earnings (loss), net of tax
Foreign currency translation adjustments:
Foreign currency translation gains (loss)	147,949	(98,415)	38,893
Reclassification of foreign currency translation losses to earnings	1,858	13,931	—
Total foreign currency translation adjustments (net of $38,237, $(14,996) and $10,438 tax benefit (provision), respectively)	149,807	(84,484)	38,893
Pension and other post-retirement benefit plans:
Actuarial gains (loss)	6,983	(4,111)	(14,820)
Prior service credits (costs)	—	318	(53)
Amortization of actuarial gains included in net periodic pension cost	(1,176)	(1,478)	(1,982)
Amortization of prior service (credits) costs included in net periodic pension cost	(688)	(620)	852
Settlement and curtailment impact	(565)	83	2,831
Total pension and other post-retirement benefit plans (net of $(1,297), $1,134 and $3,569 tax (provision) benefit, respectively)	4,554	(5,808)	(13,172)
Changes in fair value of cash flow hedges:
Unrealized net (losses) gains arising during period	(4,514)	1,572	682
Net losses (gains) reclassified into earnings	2,975	(1,190)	1,954
Total cash flow hedges (net of $448, $(111) and $(778) tax benefit (provision), respectively)	(1,539)	382	2,636
Other comprehensive earnings (loss), net of tax	152,822	(89,910)	28,357
Comprehensive earnings	$1,246,778	$2,607,216	$1,085,185

See Notes to Consolidated Financial Statements

DOVER CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,676,808	$1,844,877
Receivables, net	1,371,352	1,354,225
Inventories, net	1,272,784	1,144,838
Prepaid and other current assets	185,996	140,557
Total current assets	4,506,940	4,484,497
Property, plant and equipment, net	1,119,623	987,924
Goodwill	5,430,038	4,905,702
Intangible assets, net	1,759,616	1,580,854
Other assets and deferred charges	606,206	550,183
Total assets	$13,422,423	$12,509,160

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$706,677	$400,056
Accounts payable	875,678	848,006
Accrued compensation and employee benefits	280,737	292,371
Deferred revenue	155,025	198,629
Accrued insurance	87,596	87,952
Other accrued expenses	352,053	335,326
Federal and other income taxes	60,723	34,187
Total current liabilities	2,518,489	2,196,527
Long-term debt	2,621,295	2,529,346
Deferred income taxes	394,368	352,006
Non-current income tax payable	—	6,158
Other liabilities	483,065	471,127
Stockholders' equity:
Preferred stock - $100 par value; 100,000 shares authorized; none issued	—	—
Common stock - $1 par value; 500,000,000 shares authorized; 260,194,888 and 260,031,000 shares issued at December 31, 2025 and 2024	260,195	260,031
Additional paid-in capital	850,763	892,686
Retained earnings	14,220,582	13,409,633
Accumulated other comprehensive loss	(174,954)	(327,776)
Treasury stock, at cost: 125,348,563 and 122,814,553 shares at December 31, 2025 and 2024	(7,751,380)	(7,280,578)
Total stockholders' equity	7,405,206	6,953,996
Total liabilities and stockholders' equity	$13,422,423	$12,509,160

See Notes to Consolidated Financial Statements

DOVER CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except per share data)

	Common Stock $1 Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Loss)	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2022	$259,644	$867,560	$10,223,070	$(266,223)	$(6,797,685)	$4,286,366
Net earnings	—	—	1,056,828	—	—	1,056,828
Dividends paid ($2.03 per share)	—	—	(284,297)	—	—	(284,297)
Common stock issued for the exercise of share-based awards	198	(12,335)	—	—	—	(12,137)
Stock-based compensation expense	—	31,465	—	—	—	31,465
Other comprehensive earnings, net of tax	—	—	—	28,357	—	28,357
Other	—	—	23	—	—	23
Balance at December 31, 2023	259,842	886,690	10,995,624	(237,866)	(6,797,685)	5,106,605
Net earnings	—	—	2,697,126	—	—	2,697,126
Dividends paid ($2.05 per share)	—	—	(283,117)	—	—	(283,117)
Common stock issued for the exercise of share-based awards	189	(13,265)	—	—	—	(13,076)
Stock-based compensation expense	—	41,032	—	—	—	41,032
Common stock acquired, including accelerated share repurchase program and excise tax	—	(21,771)	—	—	(482,893)	(504,664)
Other comprehensive loss, net of tax	—	—	—	(89,910)	—	(89,910)
Balance at December 31, 2024	260,031	892,686	13,409,633	(327,776)	(7,280,578)	6,953,996
Net earnings	—	—	1,093,956	—	—	1,093,956
Dividends paid ($2.07 per share)	—	—	(283,007)	—	—	(283,007)
Common stock issued for the exercise of share-based awards	164	(10,904)	—	—	—	(10,740)
Stock-based compensation expense	—	43,981	—	—	—	43,981
Common stock acquired, including accelerated share repurchase program and excise tax	—	(75,000)	—	—	(470,802)	(545,802)
Other comprehensive earnings, net of tax	—	—	—	152,822	—	152,822
Balance at December 31, 2025	$260,195	$850,763	$14,220,582	$(174,954)	$(7,751,380)	$7,405,206
See Notes to Consolidated Financial Statements

DOVER CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2025	2024	2023
Operating Activities:
Net earnings	$1,093,956	$2,697,126	$1,056,828
Adjustments to reconcile net earnings to cash provided by operating activities:
Loss (earnings) from discontinued operations, net	3,473	(1,297,158)	(112,964)
Depreciation and amortization	379,577	337,842	305,046
Stock-based compensation expense	43,981	40,359	30,766
Gain on dispositions	(4,644)	(597,798)	—
Provision for losses on accounts receivable (net of recoveries)	8,819	5,329	2,644
Deferred income taxes	(29,199)	(89,657)	(99,286)
Employee benefit plan (benefit) expense	(7,623)	(9,946)	5,679
Other, net	(14,974)	27,255	1,802
Cash effect of changes in assets and liabilities (excluding effects of acquisitions, dispositions and foreign exchange):
Accounts receivable	49,405	(43,894)	100,393
Inventories	(37,210)	4,418	141,747
Prepaid expenses and other assets	(12,623)	(26,938)	10,738
Accounts payable	(15,643)	9,076	(114,198)
Accrued compensation and employee benefits	(25,233)	39,243	1,488
Accrued expenses and other liabilities	(65,806)	28,603	(78,218)
Accrued taxes	(11,972)	(23,245)	(16,821)
Contributions to employee benefit plans	(16,279)	(12,782)	(16,098)
Net cash provided by operating activities	1,338,005	1,087,833	1,219,546
Investing Activities:
Additions to property, plant and equipment	(220,263)	(167,533)	(183,406)
Acquisitions, net of cash and cash equivalents acquired	(663,270)	(635,269)	(533,623)
Proceeds from dispositions, net of cash transferred	5,998	768,847	—
Other, net	(9,059)	6,972	(686)
Net cash used in investing activities	(886,594)	(26,983)	(717,715)
Financing Activities:
Change in commercial paper and other short-term borrowings, net	(639)	(467,637)	(267,490)
Proceeds from long-term debt	631,186	—	—
Repayment of long-term debt	(400,000)	—	—
Dividends paid to stockholders	(283,007)	(283,117)	(284,297)
Repurchase of common stock, including payment under accelerated share repurchase program	(540,700)	(500,000)	—
Payments to settle employee tax obligations on exercise of share-based awards	(14,887)	(16,603)	(12,137)
Other, net	(16,823)	(4,316)	(4,132)
Net cash used in financing activities	(624,870)	(1,271,673)	(568,056)
Cash Flows from Discontinued Operations:
Net cash (used in) provided by operating activities of discontinued operations	(4,430)	(339,454)	116,799
Net cash (used in) provided by investing activities of discontinued operations	(9,796)	1,985,641	(8,915)
Net cash (used in) provided by discontinued operations	(14,226)	1,646,187	107,884

Effect of exchange rate changes on cash and cash equivalents	19,616	(6,348)	(6,666)
Net (decrease) increase in cash and cash equivalents, including cash held for sale	(168,069)	1,429,016	34,993
Cash and cash equivalents at beginning of year, including cash held for sale (1)	1,844,877	415,861	380,868
Cash and cash equivalents at end of year, including cash held for sale (1)	$1,676,808	$1,844,877	$415,861

Supplemental information - cash paid during the year for: (2)
Income taxes	$307,068	$907,791	$332,192
Interest	103,892	126,434	126,704
(1) Cash held for sale as of December 31, 2023 totaled $17,300. There was no cash held for sale as of December 31, 2025 and 2024.
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

The Environmental Solutions Group ("ESG") business, an operating company within the Engineered Products segment, was sold during the fourth quarter of 2024 and reported as discontinued operations. Therefore, the Company has classified the results of operations prior to the sale as discontinued operations in the consolidated statements of earnings and the consolidated statements of cash flows. The discussion in the notes to these consolidated financial statements, unless otherwise noted, relates solely to our continuing operations. See Note 4 — Discontinued and Disposed Operations for further details.

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

Derivative and Non-Derivative Financial Instruments

The Company uses derivative and non-derivative financial instruments to hedge its exposures to various risks, including foreign currency exchange rate risk. The Company may designate certain instruments as net investment hedges to hedge the net assets of certain foreign subsidiaries which are exposed to volatility in foreign currency exchange rates. The Company does not enter into derivative financial instruments for speculative purposes and does not have a material portfolio of derivative financial instruments. Derivative financial instruments used for hedging purposes must be designated and effective as a hedge of the identified risk exposure at inception of the contract. The Company recognizes all derivatives as either assets or liabilities on the consolidated balance sheet and measures those instruments at fair value. For derivatives designated as hedges of the fair value of assets or liabilities, the changes in fair value of both the derivatives and of the hedged items are recorded in current earnings. For derivatives designated as cash flow hedges, the change in the fair value of the derivatives is recorded as a component of other comprehensive earnings and subsequently recognized in net earnings when the hedged items impact earnings. Changes in the value of derivatives and non-derivatives designated as net investment hedges are calculated each period using the spot method and are reported in foreign currency translation adjustments within accumulated other comprehensive earnings (loss). Such amounts will remain in accumulated other comprehensive earnings (loss) until the complete or substantially complete liquidation of our investment in the underlying foreign operations.

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

The Company performs its goodwill impairment test annually in the fourth quarter. A quantitative test is used to determine existence of goodwill impairment and the amount of the impairment loss at the reporting unit level. The quantitative test compares the fair value of a reporting unit with its carrying amount, including goodwill. The Company uses an income-based valuation method, determining the present value of estimated future cash flows, to estimate the fair value of a reporting unit. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. Factors used in the impairment analysis require significant judgment, and actual results may differ from assumed and estimated amounts. The Company uses its own market assumptions including internal projections of future cash flows, discount rates and other assumptions considered reasonable in the analysis and reflective of market participant assumptions. These forecasts are based on historical performance and future estimated results. The discount rates utilized are based on a capital asset pricing model and published relevant industry rates, which take into consideration the risks and uncertainties inherent to the reporting units and in the internally developed forecasts. See Note 9 — Goodwill and Other Intangible Assets for further discussion of the Company's annual goodwill impairment test and results. No impairment of goodwill was required for the years ended December 31, 2025, 2024, or 2023.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
The Company uses an income-based valuation method to annually test its indefinite-lived intangible assets for impairment. The fair value of the intangible asset is compared to its carrying value. This method uses the Company's own market assumptions, which are considered reasonable. Any excess of carrying value over the estimated fair value is recognized as an impairment loss. No impairment of indefinite-lived intangible assets was required for the years ended December 31, 2025, 2024, or 2023.

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

Outstanding payments related to the SCF program are recorded within accounts payable in our consolidated balance sheets. Amounts due to the SCF financial institutions as of December 31, 2025 and 2024, and the rollforward of our outstanding obligations under the SCF program for the year ended December 31, 2025 are as follows:

Total
Balance at December 31, 2023	$156,245
Disposition of business	(2,785)
Invoices confirmed during the period	579,481
Confirmed invoices paid during the period	(575,968)
Balance at December 31, 2024	156,973
Invoices confirmed during the period	535,867
Confirmed invoices paid during the period	(574,956)
Balance at December 31, 2025	$117,884

Restructuring Accruals

The Company takes actions to reduce headcount, close facilities, or otherwise exit operations as considered necessary. Such restructuring activities at an operation are recorded when management has committed to an exit or reorganization plan and when termination benefits are probable and can be reasonably estimated based on circumstances at the time the restructuring plan is approved by management or when termination benefits are communicated. Exit costs may include contractual terminations and asset impairments as a result of an approved restructuring plan. The accrual of both severance and exit costs requires the use of estimates. Though the Company believes that its estimates accurately reflect the anticipated costs, actual results may be different from the original estimated amounts.

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

Research and Development Costs

Research and development costs, including qualifying engineering costs, are expensed when incurred and amounted to $165,342 in 2025, $149,601 in 2024 and $139,058 in 2023. These costs as a percent of revenue were 2.0% in 2025, 1.9% in 2024 and 1.8% in 2023. Research and development costs are reported within selling, general and administrative expenses in the consolidated statements of earnings.

Advertising Costs

Advertising costs are expensed when incurred and amounted to $23,827 in 2025, $23,166 in 2024 and $22,112 in 2023. Advertising costs are reported within selling, general and administrative expenses in the consolidated statements of earnings.

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

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides entities the option of a practical expedient in the estimation of credit losses. The amendments are effective for fiscal years beginning after December 15, 2025, and interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating this ASU to determine its impact on the Company’s consolidated financial statements. The Company expects to adopt this standard as required beginning first quarter of 2026.

In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software which changes the requirements for when entities may begin capitalizing costs for internal-use software. The amendments are effective for fiscal years beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The Company is currently evaluating this ASU to determine its impact on the Company’s consolidated financial statements.

Recently Adopted Accounting Standards

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands the disclosures required in an entity’s income tax rate reconciliation table and requires disclosure of income taxes paid both in U.S. and foreign jurisdictions. The amendments are effective for fiscal years beginning after December 15, 2024. The Company adopted the guidance during the fourth quarter of 2025. See Note 14 — Income Taxes for further details.

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

Transaction Price Allocated to the Remaining Performance Obligations

At December 31, 2025, we estimated that $315,420 in revenue is expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. We expect to recognize approximately 47.9% of the Company's unsatisfied (or partially unsatisfied) performance obligations as revenue in 2026, 29.0% in 2027, with the remaining balance to be recognized in 2028 and thereafter.

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

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
Contract Balances

The following table provides information about contract assets and contract liabilities from contracts with customers:

	December 31, 2025	December 31, 2024	December 31, 2023
Contract assets - current	$36,018	$22,413	$19,561
Contract liabilities - current	155,025	198,629	194,798
Contract liabilities - non-current	4,427	4,452	7,098

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

The revenue recognized during 2025 and 2024 that was included in the contract liabilities at the beginning of the respective periods amounted to $188,849 and $182,846, respectively.

Contract Costs

Costs incurred to obtain a customer contract are not material to the Company. The Company elected to apply the practical expedient to not capitalize contract costs to obtain contracts with a duration of one year or less, which are expensed and included within cost of goods and services in the consolidated statements of earnings.

3. Acquisitions

2025 Acquisitions

During the year ended December 31, 2025, the Company acquired four businesses in separate transactions for total consideration of $665,270, net of cash acquired and inclusive of contingent consideration of $2,000 (a non-cash financing activity) and measurement period adjustments. These businesses were acquired to complement and expand upon existing operations within the Pumps & Process Solutions and Clean Energy & Fueling segments. The goodwill recorded as a result of these acquisitions represents the economic benefits expected to be derived from product line expansions and operational synergies. Goodwill of $16,614 is deductible for income tax purposes and $350,516 is non-deductible for income tax purposes for these acquisitions. The fair values of the assets acquired and liabilities assumed, and the related tax balances, are based on preliminary estimates and assumptions. These preliminary estimates and assumptions could change significantly during the measurement period as the Company finalizes the valuations of the assets acquired and liabilities assumed, and the related tax balances.

Sikora

On June 11, 2025, the Company acquired 99.8% of the equity interest in Sikora AG ("Sikora"), a provider of precision measurement, inspection and control solutions for production processes in the wires and cables, hoses, optical fibers and plastic industries for $608,459, net of cash acquired and inclusive of measurement period adjustments. The Sikora acquisition strengthens the Company's offerings in the Pumps & Process Solutions segment. In connection with this acquisition, the Company recorded preliminary goodwill of $340,478 and intangible assets of $219,058 for customer intangibles, $72,942 for unpatented technology and $17,690 for trademarks. The fair value for customer intangibles at the acquisition date was determined using the multi-period excess earnings method under the income approach. The fair value measurements of intangible assets are based on significant unobservable inputs, and thus represent Level 3 inputs. Significant assumptions used in assessing the fair value of intangible assets include discounted future cash flows, customer attrition rates and discount rates.

The following presents the preliminary allocation of purchase price to the assets acquired and liabilities assumed in the Sikora acquisition, based on their estimated fair values at acquisition date:

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Total
Current assets, net of cash acquired	$65,813
Property, plant and equipment	30,318
Goodwill	340,478
Intangible assets	309,690
Other assets and deferred charges	794
Current liabilities	(39,526)
Non-current liabilities	(99,108)
Net assets acquired	$608,459

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

On June 18, 2025, the Company acquired 100% of the equity interest in ipp Pump Products GmbH ("ipp"), a specialized manufacturer of sanitary pump technologies, including hygienic lobe, progressive, and other processing equipment for $16,523, net of cash acquired and inclusive of measurement period adjustments. ipp's products expand the Company's capabilities in critical hygienic applications within the Pumps & Process Solutions segment. In connection with this acquisition, the Company recorded preliminary goodwill of $10,038 and intangible assets of $5,648 related to customer intangibles.

On August 1, 2025, the Company acquired 100% of the equity interest in Site IQ LLC ("SIQ"), an industrial internet of things company with a focus on remote monitoring of fueling sites, for total consideration of $11,379, net of cash acquired and inclusive of contingent consideration and measurement period adjustments. SIQ's hardware and software products expand the Company's ability to deliver a comprehensive solution that brings actionable intelligence and remote hardware service to retailers and service companies within the Clean Energy & Fueling segment. In connection with this acquisition, the Company recorded preliminary tax-deductible goodwill of $7,364 and intangible assets of $4,600 related to unpatented technology.

The amounts assigned to goodwill and major intangible asset classifications for all 2025 acquisitions were as follows:

	Amount allocated	Weighted Average Useful Life (in years)
Goodwill	$16,614	na
Goodwill - non-deductible	350,516	na
Customer intangibles	242,626	15
Unpatented technologies	79,802	11
Trademarks	18,530	15
	$708,088	14

2024 Acquisitions

During the year ended December 31, 2024, the Company acquired eight businesses in separate transactions for total consideration of $674,005, net of cash acquired and inclusive of contingent consideration of $38,736 (a non-cash financing activity) and measurement period adjustments. These businesses were acquired to complement and expand upon existing operations within the Clean Energy & Fueling, Engineered Products, Imaging & Identification and Pumps & Process Solutions segments. The goodwill recorded as a result of these acquisitions represents the economic benefits expected to be derived from product line expansions and operational synergies. Goodwill of $14,188 is deductible for income tax purposes

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
and $323,063 is non-deductible for income tax purposes for these acquisitions.

On July 19, 2024, the Company acquired 100% of the equity interests in the Marshall Excelsior Company ("MEC"), a supplier of highly-engineered flow control components for transportation, storage, and use in liquefied petroleum gas and other industrial gases, for $395,809, net of cash acquired and inclusive of measurement period adjustments. The MEC acquisition expands the Company's critical flow control capabilities in the Clean Energy & Fueling segment. In connection with this acquisition, the Company recorded goodwill of $187,923 and intangible assets of $194,100, primarily related to customer intangibles. The fair value for customer intangibles at the acquisition date was determined using the multi-period excess earnings method under the income approach. The fair value measurements of intangible assets are based on significant unobservable inputs, and thus represent Level 3 inputs. Significant assumptions used in assessing the fair values of intangible assets include discounted future cash flows, customer attrition rates and discount rates. During the year ended December 31, 2025, the Company recorded additional measurement period adjustments resulting in an increase to the goodwill disclosed above of $4,839.

The following presents the allocation of purchase price to the assets acquired and liabilities assumed, for the MEC acquisition, based on the estimated fair values at acquisition date:

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

On December 20, 2024, the Company acquired certain assets from Carter Day International, Inc.'s petrochemical division for $33,968, inclusive of contingent consideration. The acquisition of these assets expands the Company's pelletizing-system portfolio of dewatering and drying equipment and includes complementary high-volume dryer technology to offerings in the Pumps & Process Solutions segment. In connection with this acquisition, the Company recorded tax-deductible goodwill of $14,188 and intangible assets of $19,780, primarily related to unpatented technologies and customer intangibles.

One other immaterial acquisition was completed during the year ended December 31, 2024, within the Imaging & Identification segment. The acquisition is highly complementary to our existing track and trace solutions business, grows our presence in the European market and adds complementary offerings to our portfolio.

The following presents, for the seven acquisitions other than MEC, the allocation of purchase price to the assets acquired and liabilities assumed, based on their estimated fair values at acquisition date:

Total
Current assets, net of cash acquired	$25,356
Property, plant and equipment	4,530
Goodwill	149,328
Intangible assets	146,138
Other assets and deferred charges	9,520
Current liabilities	(15,438)
Non-current liabilities	(41,238)
Net assets acquired	$278,196

The amounts assigned to goodwill and major intangible asset classifications for all 2024 acquisitions were as follows:

	Amount Allocated	Weighted Average Useful Life (in years)
Goodwill - deductible	$14,188	na
Goodwill - non-deductible	323,063	na
Customer intangibles	282,915	14
Unpatented technologies	38,401	7
Trademarks	18,922	15
	$677,489	14
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

The amounts assigned to goodwill and major intangible asset classifications for all 2023 acquisitions were as follows:

	Amount Allocated	Weighted Average Useful Life (in years)
Goodwill - deductible	$224,771	na
Goodwill - non-deductible	2,990	na
Customer intangibles	259,700	15
Unpatented technology	12,510	8
Trademarks	10,960	15
	$510,931	15

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
4. Discontinued and Disposed Operations

Management evaluates Dover's businesses periodically for their strategic fit within its operations and may from time to time sell or discontinue certain operations for various reasons.

Discontinued Operations

On October 8, 2024 the Company completed the sale of the ESG business, an operating company within the Engineered Products segment, to Terex Corporation for total consideration, net of cash transferred, of $2.0 billion. The ESG sale qualifies for discontinued operations reporting because its disposal represented a strategic shift with a major effect on the Company's operations and financial results. As a result, the Company has classified the results of operations as discontinued operations in the consolidated statements of earnings and in the consolidated statements of cash flows for the years ended December 31, 2025, 2024, and 2023. For the year ended December 31, 2024, this sale resulted in a preliminary pre-tax gain on disposition of $1.6 billion ($1.2 billion after-tax), included within earnings from discontinued operations, net in the consolidated statements of earnings. For the year ended December 31, 2025, net working capital adjustments of $9,796 ($7,739 after-tax), other post-closing adjustments of $3,866 ($3,066 after-tax), and a tax benefit of $7,332 related to the final accrual on the disposition gain were recorded resulting in a loss from discontinued operations, net of $3,473 in the consolidated statements of earnings.

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

Summarized results of the Company's discontinued operations are as follows:

	Years Ended December 31,
	2025	2024 (1)	2023
Revenue	$—	$678,415	$753,658
Cost of goods and services	—	479,671	536,569
Gross profit	—	198,744	217,089
Selling, general and administrative expenses	—	68,677	70,086
Operating earnings	—	130,067	147,003
Loss (gain) on disposition	13,662	(1,640,948)	—
Other expense (income), net	—	704	(3)
(Loss) earnings from discontinued operations before provision for income taxes	(13,662)	1,770,311	147,006
(Benefit) provision for income taxes	(10,189)	473,153	34,042
(Loss) earnings from discontinued operations, net	$(3,473)	$1,297,158	$112,964
(1) Reflects the results of the ESG business through the date of disposition on October 8th, 2024.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
2025 Dispositions

There were no dispositions in 2025.

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

On September 30, 2024, a minority owned equity method investment held within the Climate & Sustainability Technologies segment was sold and the Company received its proportionate share of the proceeds amounting to $92,962. The sale resulted in pre-tax gain of $67,449 ($47,008 after-tax) and included within the consolidated statements of earnings for the year ended December 31, 2024.

2023 Dispositions

There was one immaterial disposition in 2023.

5. Inventories, net

	December 31, 2025	December 31, 2024
Raw materials	$765,453	$649,993
Work in progress	235,523	233,544
Finished goods	422,229	390,625
Subtotal	1,423,205	1,274,162
Less reserves	(150,421)	(129,324)
Total	$1,272,784	$1,144,838

6. Property, Plant and Equipment, net

	December 31, 2025	December 31, 2024
Land	$68,650	$62,270
Buildings and improvements	705,756	626,075
Machinery, equipment and other	2,170,149	1,945,479
Property, plant and equipment, gross	2,944,555	2,633,824
Accumulated depreciation	(1,824,932)	(1,645,900)
Property, plant and equipment, net	$1,119,623	$987,924

Depreciation expense totaled $169,251, $154,449 and $151,271 for the years ended December 31, 2025, 2024 and 2023, respectively.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
7. Leases

The Company's ROU assets and lease liabilities are discussed in Note 1 — Description of Business and Summary of Significant Accounting Policies.

The components of lease costs were as follows:

	Years Ended December 31,
	2025	2024	2023
Operating Lease Costs:
Fixed	$66,752	$61,464	$57,409
Variable	9,346	8,890	8,243
Short-term	21,718	20,564	20,550
Total(1)	$97,816	$90,918	$86,202
(1) Finance lease cost and sublease income were immaterial.

Supplemental cash flow information related to leases was as follows:

	Years Ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$65,302	$63,093	$57,607
Operating cash flows for finance leases	479	443	318
Financing cash flows for finance leases	5,347	4,316	3,231
Total	$71,128	$67,852	$61,156
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$48,143	$49,021	$50,997
Financing leases	3,197	4,469	3,539
Total	$51,340	$53,490	$54,536

Supplemental balance sheet information related to leases was as follows:

	December 31, 2025	December 31, 2024
Operating Leases
Right-of-use assets:
Other assets and deferred charges	$229,003	$208,379

Lease liabilities:
Other accrued expenses	$52,366	$49,646
Other liabilities	194,465	174,905
Total operating lease liabilities	$246,831	$224,551

Finance Leases
Right-of-use assets:
Property, plant and equipment, net (1)	$10,422	$9,044

Lease liabilities:
Other accrued expenses	$4,504	$3,543
Other liabilities	5,145	5,603
Total finance lease liabilities	$9,649	$9,146
(1) Finance lease right-of-use assets are recorded net of accumulated depreciation of $16,924 and $12,378 for the years ended December 31, 2025 and December 31, 2024, respectively.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

The aggregate future lease payments for operating and finance leases as of December 31, 2025 were as follows:

	Operating	Finance
2026	$61,264	$5,554
2027	51,905	3,229
2028	41,714	1,558
2029	31,026	527
2030	23,745	145
Thereafter	79,795	14
Total lease payments	289,449	11,027
Less interest	(42,618)	(1,378)
Present value of lease liabilities	$246,831	$9,649

Average lease terms and discount rates were as follows:

	December 31, 2025	December 31, 2024	December 31, 2023
Weighted-average remaining lease term (years)
Operating leases	7.0	6.9	7.2
Finance leases	2.5	2.7	3.0
Weighted-average discount rate
Operating leases	4.2%	4.1%	4.0%
Finance leases	4.2%	4.2%	3.9%

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

	2025	2024	2023
Balance at January 1	$28,794	$30,679	$38,504
Provision for expected credit losses, net of recoveries	8,819	5,329	2,644
Amounts written off charged against the allowance	(10,115)	(6,492)	(10,096)
Other, including dispositions and foreign currency translation	7,920	(722)	(373)
Balance at December 31	$35,418	$28,794	$30,679

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
9. Goodwill and Other Intangible Assets

Goodwill
The changes in the carrying value of goodwill by reportable operating segments were as follows:

	Engineered Products	Clean Energy & Fueling	Imaging & Identification	Pumps & Process Solutions	Climate & Sustainability Technologies	Total
Goodwill	$425,849	$1,409,302	$1,092,960	$1,268,541	$511,473	$4,708,125
Accumulated impairment loss (1)	(10,591)	—	—	(59,970)	—	(70,561)
Balance at January 1, 2024	415,258	1,409,302	1,092,960	1,208,571	511,473	4,637,564
Acquisitions	7,252	315,811	—	14,188	—	337,251
Measurement period adjustments	—	—	—	227	371	598
Foreign currency translation	(7,246)	(29,716)	(20,929)	(10,944)	(876)	(69,711)
Balance at December 31, 2024	415,264	1,695,397	1,072,031	1,212,042	510,968	4,905,702
Acquisitions	—	7,364	—	359,766	—	367,130
Measurement period adjustments	—	4,677	—	(188)	—	4,489
Foreign currency translation	15,543	51,601	47,577	35,640	2,356	152,717
Balance at December 31, 2025	$430,807	$1,759,039	$1,119,608	$1,607,260	$513,324	$5,430,038
(1) Accumulated impairment loss as of December 31, 2025 is not subject to foreign currency translation.

During 2025 and 2024, the Company recognized additions of $367,130 and $337,251, respectively, to goodwill as a result of acquisitions as discussed in Note 3 — Acquisitions. During the year ended December 31, 2025, the Company recorded measurement period adjustments that increased goodwill by $4,489 primarily related to the MEC acquisition in the third quarter of 2024 under the Clean Energy & Fueling segment.

Annual impairment testing

The Company tests goodwill for impairment annually in the fourth quarter of each year, whenever events or circumstances indicate an impairment may have occurred, or when a change in the composition of reporting units occurs for other reasons, such as a change in segments.

The Company performed its annual goodwill impairment test during the fourth quarter of 2025 using a discounted cash flow analysis as discussed in Note 1 — Description of Business and Summary of Significant Accounting Policies. The Company performed a quantitative goodwill impairment test for each of its reporting units, concluding that the fair values of all of its reporting units were in excess of their carrying values. No impairment of goodwill was required. The discounted cash flow analysis includes management's current assumptions as to future cash flows and long-term growth rates. The discount rates utilized are based on a capital asset pricing model and published relevant industry rates, which take into consideration the risks and uncertainties inherent to the reporting units and in the internally developed forecasts. The discount rate used in the 2025 reporting unit valuations was 9.8%. Further, the Company assessed the current market capitalization, forecasts and the amount of headroom in the 2025 impairment test.

While the Company believes the assumptions used in the 2025 impairment analysis are reasonable and representative of expected results, actual results may differ from expectations.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
Intangible Assets
The Company's definite-lived and indefinite-lived intangible assets by major asset class were as follows:

	December 31, 2025			December 31, 2024
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Customer intangibles	$2,663,551	$1,369,528	$1,294,023	$2,343,823	$1,174,195	$1,169,628
Trademarks	311,501	180,564	130,937	283,216	156,745	126,471
Patents	197,671	148,694	48,977	201,828	146,271	55,557
Unpatented technologies	369,832	203,960	165,872	277,945	169,310	108,635
Distributor relationships	85,840	75,919	9,921	79,855	66,469	13,386
Other	28,301	15,147	13,154	22,100	11,400	10,700
Total	3,656,696	1,993,812	1,662,884	3,208,767	1,724,390	1,484,377
Unamortized intangible assets:
Trademarks	96,732	—	96,732	96,477	—	96,477
Total intangible assets, net	$3,753,428	$1,993,812	$1,759,616	$3,305,244	$1,724,390	$1,580,854

The Company recorded $340,958 of acquired intangible assets in 2025. See Note 3 — Acquisitions for further information.

For the years ended December 31, 2025, 2024 and 2023, amortization expense was $210,326, $183,393 and $153,775 respectively. Amortization expense is primarily comprised of acquisition-related intangible amortization.

Estimated future amortization expense related to intangible assets held at December 31, 2025 for the next five years is as follows:

Estimated Amortization
2026	$221,952
2027	215,867
2028	182,961
2029	171,082
2030	161,970

10. Other Accrued Expenses and Other Liabilities

The following table details the major components of other accrued expenses:

	December 31, 2025	December 31, 2024
Accrued rebates and volume discounts	$55,666	$52,067
Operating lease liabilities	52,366	49,646
Taxes other than income	45,136	39,486
Warranty	38,239	36,503
Accrued interest	22,363	20,620
Restructuring and exit costs	18,594	18,466
Accrued commissions (non-employee)	11,985	12,243
Other	107,704	106,295
Total other accrued expenses	$352,053	$335,326

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
The following table details the major components of other liabilities (non-current):

	December 31, 2025	December 31, 2024
Operating lease liabilities	$194,465	$174,905
Deferred compensation	84,272	88,464
Defined benefit and other postretirement benefit plans	84,019	87,019
Unrecognized tax benefits	57,427	53,927
Legal and environmental	26,167	26,045
Deferred revenue	4,427	4,452
Warranty	7,619	5,552
Other	24,669	30,763
Total other liabilities	$483,065	$471,127

Warranty
Estimated warranty program claims are provided for at the time of sale. Amounts provided for are based on historical costs and adjusted for new claims. The changes in the carrying amount of product warranties were as follows:

	Years Ended December 31,
	2025	2024	2023
Balance at January 1	$42,055	$42,243	$43,056
Provision for warranties	51,130	55,442	49,708
Settlements made	(51,596)	(52,562)	(50,769)
Other adjustments, including acquisitions and currency translation	4,269	(3,068)	248
Balance at December 31	$45,858	$42,055	$42,243

11. Restructuring Activities

The Company's restructuring charges by segment were as follows:

	Years Ended December 31,
	2025	2024	2023
Engineered Products	$4,983	$7,847	$8,976
Clean Energy & Fueling	13,755	30,858	20,336
Imaging & Identification	4,652	9,960	5,918
Pumps & Process Solutions	9,735	4,956	7,686
Climate & Sustainability Technologies	22,508	15,197	4,541
Corporate	1,110	992	2,444
Total	$56,743	$69,810	$49,901
These amounts are classified in the consolidated statements of earnings as follows:
Cost of goods and services	$32,092	$37,993	$19,352
Selling, general and administrative expenses	24,651	31,817	30,549
Total	$56,743	$69,810	$49,901

The restructuring expenses of $56,743 incurred during the year ended December 31, 2025 were primarily related to exit costs and headcount reductions across all segments, most notably within the Climate & Sustainability Technologies and Clean Energy & Fueling segments. These restructuring programs were initiated in 2024 and 2025 and the Company will continue to make proactive adjustments to its cost structure to align with current demand trends. Additional programs, beyond the scope of the announced programs, may be implemented during 2026 with related restructuring charges.

Restructuring expenses incurred in 2024 and 2023 were primarily comprised of headcount reductions and product line and other exit costs.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
The Company's severance and exit accrual activities were as follows:

	Severance	Exit		Total
Balance at January 1, 2023	$12,007	$2,468		$14,475
Restructuring charges	36,899	13,002		49,901
Payments	(31,133)	(9,910)		(41,043)
Other, including foreign currency translation	873	(2,447)		(1,574)
Balance at December 31, 2023	18,646	3,113		21,759
Restructuring charges	28,917	40,893	(1)	69,810
Payments	(33,514)	(10,481)		(43,995)
Other, including foreign currency translation	(505)	(27,634)	(1)	(28,139)
Balance at December 31, 2024	13,544	5,891		19,435
Restructuring charges	26,281	30,462	(1)	56,743
Payments	(27,044)	(16,824)		(43,868)
Other, including foreign currency translation	2,374	(16,090)	(1)	(13,716)
Balance at December 31, 2025	$15,155	$3,439		$18,594
(1) Exit reserves activity includes non-cash asset charges related to a product line exit within the Climate & Sustainability Technologies segment.

The restructuring accrual balances at December 31, 2025 primarily reflect restructuring plans initiated during the year.

12. Borrowings

Borrowings consist of the following:

	December 31, 2025	December 31, 2024
Short-term
Current portion of long-term debt	$706,677	$399,411
Other	—	645
Short-term borrowings and current portion of long-term debt	$706,677	$400,056

		Carrying amount (1)
	Principal	December 31, 2025	December 31, 2024
Long-term
3.15% 10-year notes due November 15, 2025	$400,000	$—	$399,411
1.25% 10-year notes due November 9, 2026 (euro-denominated)	€600,000	706,677	622,313
0.750% 8-year notes due November 4, 2027 (euro-denominated)	€500,000	588,082	517,863
6.65% 30-year debentures due June 1, 2028	$200,000	199,757	199,657
2.950% 10-year notes due November 4, 2029	$300,000	298,544	298,166
3.50% 8-year notes due November 12, 2033 (euro-denominated)	€550,000	642,927	—
5.375% 30-year debentures due October 15, 2035	$300,000	297,557	297,308
6.60% 30-year notes due March 15, 2038	$250,000	248,618	248,505
5.375% 30-year notes due March 1, 2041	$350,000	345,810	345,534
Total long-term debt		$3,327,972	$2,928,757
Less current portion of long-term debt		(706,677)	(399,411)
Net long-term debt		$2,621,295	$2,529,346
(1) Carrying amount is net of unamortized debt discount and deferred debt issuance costs. Total unamortized debt discounts were $8.6 million and $8.5 million as of December 31, 2025 and December 31, 2024, respectively. Total deferred debt issuance costs were $9.7 million and $6.8 million as of December 31, 2025 and December 31, 2024, respectively.

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

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
On November 12, 2025, the Company issued €550,000 of 3.50% euro-denominated notes due 2033 ("2033 Notes"). The proceeds of €546,552 from the issuance of the 2033 Notes, net of discounts and issuance costs, were used for general corporate purposes.

On November 15, 2025, the outstanding 3.150% notes with a principal value of $400,000 matured. The repayment of the notes at maturity was funded by the Company's existing cash balances.

On April 6, 2023, the Company entered into a $1.0 billion five-year unsecured revolving credit facility and on April 3, 2025, the Company entered into a new $500.0 million 364-day unsecured revolving credit facility (together, the "Credit Agreements") with a syndicate of banks. The current 364-day credit facility replaced the previous $500.0 million 364-day credit facility, which expired on April 3, 2025. The lenders' commitments under the Credit Agreements will terminate and any outstanding loans under the Credit Agreements will mature on April 6, 2028 and April 2, 2026, respectively. The Company may elect to extend the maturity date of any loans under the new 364-day credit facility until April 2, 2027, subject to conditions specified therein. The Credit Agreements are designated as a liquidity back-stop for the Company's commercial paper program and also are available for general corporate purposes. At the Company's election, loans under the Credit Agreements will bear interest at a base rate plus an applicable margin. The Credit Agreements require the Company to pay facility fees and impose various restrictions on the Company such as, among other things, a requirement to maintain a minimum interest coverage ratio of consolidated EBITDA to consolidated net interest expense of not less than 3.0 to 1. As of December 31, 2025 and December 31, 2024, there were no outstanding borrowings under the five-year, previous or current 364-day credit facilities.

The Company was in compliance with all covenants in the Credit Agreements and other long-term debt covenants at December 31, 2025 and had an interest coverage ratio of consolidated EBITDA to consolidated net interest expense of 48.8 to 1.

As of December 31, 2025, the future maturities of long-term debt were as follows:

Future Maturities
2026	$707,714
2027	589,762
2028	200,000
2029	300,000
2030	—
2031 and thereafter	1,548,738
Total	$3,346,214

Letters of Credit and other Guarantees

As of December 31, 2025, the Company had approximately $230.0 million outstanding in letters of credit, surety bonds, and performance and other guarantees which primarily expire on various dates through 2035. These letters of credit and bonds are primarily issued as security for insurance, warranty and other performance obligations. In general, we would only be liable for the amount of these guarantees in the event of default in the performance of our obligations, the probability of which is believed to be remote.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
13. Financial Instruments

Cash Flow Hedges

The Company is exposed to market risk for changes in foreign currency exchange rates due to the global nature of its operations and certain commodity risks. In order to manage these risks, the Company has hedged portions of its forecasted sales and purchases, which occur within the next twelve months that are denominated in non-functional currencies, with currency forward contracts designated as cash flow hedges. At December 31, 2025 and 2024, the Company had contracts with total notional amounts of $153,765 and $142,835, respectively, to exchange currencies, principally euro, pound sterling, Swedish krona, Canadian dollar, Chinese yuan, and Swiss franc. The Company believes it is probable that all forecasted cash flow transactions will occur.

In addition, the Company had outstanding contracts with a total notional amount of $74,403 and $75,784 as of December 31, 2025 and December 31, 2024, respectively, that are not designated as hedging instruments. These instruments are used to reduce the Company's exposure for operating receivables and payables that are denominated in non-functional currencies. Gains and losses on these contracts are recorded in other income, net in the consolidated statements of earnings.

The following table sets forth the fair values of derivative instruments held by the Company as of December 31, 2025 and 2024 and the balance sheet lines in which they are recorded:

	Fair Value Asset (Liability)
	December 31, 2025	December 31, 2024	Balance Sheet Caption
Foreign currency forward	$647	$2,258	Prepaid and other current assets
Foreign currency forward	(654)	(888)	Other accrued expenses

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

Net Investment Hedges

The Company designates derivative and non-derivative instruments as net investment hedges to hedge the net assets of certain foreign subsidiaries which are exposed to volatility in foreign currency exchange rates. The Company has designated the €600,000, €500,000, and €550,000 of euro-denominated notes issued November 9, 2016, November 4, 2019, and November 12, 2025, respectively, as hedges of its net investment in euro-denominated operations. In May of 2025, the Company entered into a €550,000 currency forward contract designated as a net investment hedge for the duration of the contract. The forward contract settled in December of 2025.

Changes in the value of the euro-denominated debt and currency forward contract, which are calculated using the spot method, are recognized in foreign currency translation adjustments within other comprehensive earnings (loss) in the consolidated statements of comprehensive earnings. These changes in fair value of the euro-denominated debt and currency forward contract resulting from exchange rate differences are offset by changes in the net investment due to the high degree of effectiveness between the hedging instruments and the exposure being hedged.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
Amounts recognized in other comprehensive earnings for the gains (losses) on net investment hedges were as follows:

	2025	2024	2023
(Loss) gain on euro-denominated debt	$(154,778)	$66,789	$(45,805)
Loss on currency forward contract	(14,768)	—	—
(Loss) gain on net investment hedges	(169,546)	66,789	(45,805)
Tax benefit (expense)	38,237	(14,996)	10,438
Net (loss) gain on net investment hedges, net of tax	$(131,309)	$51,793	$(35,367)
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

Level 3 inputs are unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
	Level 2	Level 2
Assets:
Foreign currency cash flow hedges	$647	$2,258
Liabilities:
Foreign currency cash flow hedges	654	888

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

The estimated fair value of long-term debt at December 31, 2025 and 2024 was $2,652,750 and $2,492,535, respectively. The estimated fair value of long-term debt is based on quoted market prices for similar instruments and is, therefore, classified as Level 2 within the fair value hierarchy.

The carrying values of cash and cash equivalents, trade receivables, accounts payable, short-term borrowings and current portion of long-term debt approximate their fair values as of December 31, 2025 and 2024 due to the short-term nature of these instruments.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
14. Income Taxes

Income taxes have been based on the following components of earnings before provision for income taxes and discontinued operations in the consolidated statements of earnings:

	Years Ended December 31,
	2025	2024	2023
Domestic	$844,403	$1,127,389	$608,423
Foreign	529,849	629,627	514,577
Total	$1,374,252	$1,757,016	$1,123,000

Income tax expense (benefit) related to continuing operations for the years ended December 31, 2025, 2024 and 2023 is comprised of the following:

	Years Ended December 31,
	2025	2024	2023
Current:
U.S. federal	$131,881	$233,348	$114,195
State and local	18,529	47,199	13,930
Foreign	155,029	168,151	143,216
Total current	305,439	448,698	271,341
Deferred:
U.S. federal	(8,707)	(35,304)	(28,471)
State and local	1,472	(12,362)	4,047
Foreign	(21,381)	(43,984)	(67,781)
Total deferred	(28,616)	(91,650)	(92,205)
Provision for income taxes	$276,823	$357,048	$179,136

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
Effective January 1, 2025, the Company adopted ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Taxes Disclosures prospectively. The following table is a reconciliation of the U.S. federal statutory rate of 21% to the Company’s effective rate for the year ended December 31, 2025 in accordance with the guidance in ASU No. 2023-09:

	Year Ended December 31,
	2025
	Amount	Percent
U.S. federal income tax rate	$288,578	21.0%
State and local taxes, net of federal income tax benefit(a)	15,611	1.1
Foreign tax effects
Switzerland:
Statutory tax rate differential	(15,059)	(1.1)
Other	10,135	0.7
Other jurisdictions	25,229	1.8
Enactment of new tax laws	4,414	0.3
Effect of cross-border tax laws
Foreign-derived intangible income	(15,814)	(1.2)
Other	1,467	0.1
Tax credits	(7,308)	(0.5)
Change in valuation allowance	—	—
Non-taxable or non-deductible items	(26)	—
Changes in unrecognized tax benefits	4,473	0.3
Other adjustments
Capital loss	(34,853)	(2.5)
Other	(24)	—
Total tax provision and effective tax rate	$276,823	20.1%
(a) State taxes in California, Illinois, Michigan, Minnesota, New Hampshire, and Pennsylvania comprised greater than 50% of the tax effect in this category.

The following table is a reconciliation of the U.S. federal statutory rate of 21% to the Company’s effective rate for the years ended December 31, 2024 and 2023 in accordance with the guidance prior to the adoption of ASU No. 2023-09:

	Years Ended December 31,
	2024	2023
U.S. federal income tax rate	21.0%	21.0%
State and local taxes, net of federal income tax benefit	1.0	1.5
Foreign operations tax effect	0.6	0.5
Foreign-derived intangible income	(1.0)	(1.5)
Share awards	(0.3)	(0.4)
Withholding tax	0.1	2.7
Change in valuation allowance	(0.4)	(6.2)
Dispositions	0.6	—
Tax credits	(0.4)	(0.6)
Audit resolutions	(0.2)	(0.7)
Other	(0.7)	(0.3)
Effective tax rate	20.3%	16.0%

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows:

	December 31, 2025	December 31, 2024
Deferred Tax Assets:
Accrued compensation, postretirement and other employee benefits	$38,722	$45,145
Accrued expenses	18,689	17,218
Net operating loss and other carryforwards	386,863	311,043
Inventories	31,632	31,583
Allowance for credit losses	7,938	8,428
Accrued insurance	1,569	2,340
Long-term liabilities, warranty and environmental costs	6,585	6,818
Lease obligations	54,357	51,837
Capitalized research and development	39,167	68,240
Other assets	17,821	—
Total gross deferred tax assets	603,343	542,652
Valuation allowance	(209,948)	(198,082)
Total deferred tax assets, net of valuation allowances	$393,395	$344,570
Deferred Tax Liabilities:
Intangible assets	$(523,317)	$(440,946)
Property, plant and equipment	(73,924)	(69,920)
Lease right-of-use assets	(50,356)	(48,088)
Other liabilities	(10,057)	(21,250)
Total deferred tax liabilities	(657,654)	(580,204)
Net deferred tax liability	$(264,259)	$(235,634)

Classified as follows in the Consolidated Balance Sheets:
Other assets and deferred charges	$130,109	$116,372
Deferred income taxes	(394,368)	(352,006)
	$(264,259)	$(235,634)

As of December 31, 2025, the Company has $304,941 of deferred tax assets recorded related to non-U.S. tax loss carryforwards primarily resulting from non-operating activities and tax credit carryforwards. The non-U.S. losses and credits as of December 31, 2025 are available to be carried forward, with $122,742 expiring during the years 2026 through 2045, and the remaining $182,199 carried forward indefinitely.

As of December 31, 2025, the Company has $81,922 of deferred tax assets recorded related to U.S. federal and state tax loss and tax credit carryforwards. The U.S. federal and state tax losses and credits as of December 31, 2025 are available to be carried forward, with $78,970 expiring during the years 2026 through 2045, and the remaining $2,952 carried forward indefinitely.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
The Company maintains valuation allowances by jurisdiction against the deferred tax assets related to certain of these carryforwards for which it is more likely than not that some portion or all will not be realized. The following table is a reconciliation of the beginning and ending balances of the Company's valuation allowance on deferred tax assets:

Total
Balance at January 1, 2023	$271,203
Additions	31,388
Reductions	(92,660)
Balance at December 31, 2023	209,931
Additions	27,192
Reductions	(39,041)
Balance at December 31, 2024	198,082
Additions	25,027
Reductions	(13,161)
Balance at December 31, 2025	$209,948

Unrecognized Tax Benefits

The Company files U.S federal, state, local and non-U.S. tax returns. The Company is routinely audited by the tax authorities in these jurisdictions, and a number of audits are currently underway. It is reasonably possible during the next twelve months that uncertain tax positions may be settled, which could result in a decrease in the gross amount of unrecognized tax benefits. This decrease may result in an income tax benefit. All significant U.S. federal, state, local and non-U.S. matters have been concluded through 2022. The Company believes adequate provision has been made for all income tax uncertainties.

The following table is a reconciliation of the beginning and ending balances of the Company's unrecognized tax benefits:

Total
Unrecognized tax benefits at January 1, 2023	$28,186
Additions based on tax positions related to the current year	1,235
Additions for tax positions of prior years	2,223
Reductions for tax positions of prior years	(3,361)
Cash settlements	(1,791)
Lapse of statutes	(3,983)
Unrecognized tax benefits at December 31, 2023	22,509
Additions based on tax positions related to the current year	33,688
Additions for tax positions of prior years	507
Reductions for tax positions of prior years	(337)
Cash settlements	(2,307)
Lapse of statutes	(4,314)
Unrecognized tax benefits at December 31, 2024	49,746
Additions based on tax positions related to the current year	3,783
Additions for tax positions of prior years	2,533
Reductions for tax positions of prior years	(1,122)
Cash settlements	(856)
Lapse of statutes	(3,344)
Unrecognized tax benefits at December 31, 2025	$50,740

If recognized, the net amount of potential tax benefits as of December 31, 2025 that would impact the Company's effective tax rate is $44,077. During the years ended December 31, 2025, 2024 and 2023, the Company recorded (expense)/income of $(2,506), $617 and $1,378, respectively, as a component of provision for income taxes for the accrued interest and penalties related to unrecognized tax benefits. The Company had accrued interest and penalties of $6,687 at December 31, 2025 and $4,181 at December 31, 2024, which are not included in the unrecognized tax benefits table above.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
Income Tax Payments

Disclosed below is a summary of income taxes paid by jurisdiction pursuant to the disclosure requirements of ASU No. 2023-09 for the year ended December 31, 2025:

Year Ended December 31, 2025
United States – federal	$131,106
United States - state and local	38,292
China	23,322
Other	114,348
Total	$307,068

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

Stock-based compensation costs are reported within selling, general and administrative expenses in the consolidated statements of earnings. The following table summarizes the Company's compensation expense relating to all stock-based incentive plans:

	Years Ended December 31,
	2025	2024	2023
Pre-tax stock-based compensation expense	$43,981	$40,359	$30,766
Tax benefit	(4,423)	(3,792)	(3,106)
Total stock-based compensation expense, net of tax	$39,558	$36,567	$27,660

Pre-tax stock-based compensation expense attributable to discontinued operations was $673 and $699 for the years ended December 31, 2024 and 2023, respectively. These expenses are included within stock-based compensation expense in the consolidated statements of stockholders' equity. See Note 4 — Discontinued and Disposed Operations for further details.

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

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
In 2025, 2024 and 2023, the Company issued SARs covering 283,837, 355,685 and 359,715 shares, respectively. The fair value of each SAR grant was estimated on the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	2025	2024	2023
Risk-free interest rate	4.35%	4.13%	3.91%
Dividend yield	1.02%	1.28%	1.32%
Expected life (years)	5.5	5.5	5.4
Volatility	30.50%	31.32%	30.65%
Grant price	$202.33	$160.11	$153.25
Fair value per share at date of grant	$66.39	$51.17	$47.27

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

A summary of activity relating to SARs granted under the 2021 Plan and the 2012 Plan for the year ended December 31, 2025 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2025	2,401,646	$119.11
Granted	283,837	202.33
Forfeited / expired	(32,034)	167.43
Exercised	(212,491)	80.28
Outstanding at December 31, 2025	2,440,958	131.53	5.4	$157,469

Exercisable at December 31, 2025	1,532,708	$108.33	3.8	$133,215

Unrecognized compensation expense related to SARs not yet exercisable was $7,276 at December 31, 2025. This cost is expected to be recognized over a weighted average period of 1.7 years.

Other information regarding the exercise of SARs is listed below:

	2025	2024	2023
Fair value of SARs that became exercisable	$11,733	$9,629	$7,492
Aggregate intrinsic value of SARs exercised	22,917	28,833	26,041

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

In 2025, 2024 and 2023, the Company issued PSAs covering 34,458, 43,602 and 43,656 shares, respectively.

The PSAs granted in 2025 and 2024 vest based on the attainment of two equally weighted measures: (i) Dover’s performance relative to established internal metrics (performance condition) and (ii) Dover's performance relative to its peer group (companies listed under the S&P 500 Industrials sector; market condition). The PSAs granted in 2023 vest solely on the attainment of Dover's performance relative to its peer group (same aforementioned market condition).

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
The grant date fair value of the performance condition portion is determined using Dover’s closing stock price at the date of grant and the amount of expense recognized over the vesting period is subject to adjustment based on the expected attainment of the performance condition. The fair value per share at the date of grant for the 2025 and 2024 performance condition portion were $202.33 and $177.19, respectively.

The grant date fair value of the 2025 and 2024 market condition portion, and all 2023 PSAs, is determined using the Monte Carlo simulation model. The amount of expense recognized over the vesting period is not subject to change based on future market conditions. The assumptions used in the Monte Carlo model to determine the fair value of the PSAs granted in the respective periods were as follows:

	2025	2024	2023
Risk-free interest rate	4.21%	4.37%	4.28%
Dividend yield	1.02%	1.15%	1.32%
Expected life (years)	2.9	2.8	2.9
Volatility	23.10%	23.30%	27.30%
Grant price	$202.33	$177.19	$153.25
Fair value per share at date of grant	$318.38	$287.62	$249.48

A summary of activity for PSAs for the year ended December 31, 2025 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2025	79,075	$240.59
Granted	34,458	260.36
Forfeited	—	—
Vested	(43,157)	247.38
Unvested at December 31, 2025	70,376	$246.09

Unrecognized compensation expense related to unvested PSAs as of December 31, 2025 was $11,889, which will be recognized over a weighted average period of 1.7 years.

RSUs

The Company also has restricted stock authorized for grant. Common stock of the Company may be granted at no cost to certain officers and key employees. In general, restrictions limit the sale or transfer of these shares during a three-year period, and restrictions lapse proportionately over the three-year period. The Company granted 66,762, 94,307 and 91,439 of RSUs in 2025, 2024 and 2023, respectively. The fair value of these awards was determined using Dover's closing stock price on the date of grant, which was $202.33, $160.11, and $153.25 in 2025, 2024 and 2023, respectively.

A summary of activity for RSUs for the year ended December 31, 2025 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2025	163,600	$155.62
Granted	66,762	202.33
Forfeited	(10,232)	175.77
Vested	(130,058)	166.10
Unvested at December 31, 2025	90,072	$172.82

Unrecognized compensation expense relating to unvested RSUs as of December 31, 2025 was $9,674, which will be recognized over a weighted average period of 1.4 years.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
Directors' Shares

The Company issued the following shares to its non-employee directors as partial compensation for serving as directors of the Company:

	Years ended December 31,
	2025	2024	2023
Aggregate shares granted	8,195	8,259	11,309
Deferred stock units	(3,888)	(5,242)	(7,487)
Net shares issued	4,307	3,017	3,822

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

Litigation

A few of the Company's subsidiaries are involved in legal proceedings relating to the cleanup of waste disposal sites identified under federal and state statutes which provide for the allocation of such costs among "potentially responsible parties." In each instance, the extent of the Company's liability appears to be relatively insignificant in relation to the total projected expenditures and the number of other "potentially responsible parties" involved and is anticipated to be immaterial to the Company. In addition, a few of the Company's subsidiaries are involved in ongoing remedial activities at certain current and former plant sites, in cooperation with regulatory agencies, and appropriate estimated liabilities have been established. At December 31, 2025 and December 31, 2024, these estimated liabilities for environmental and other matters, including private party claims for exposure to hazardous substances that are probable and estimable, were not significant. See Note 10 — Other Accrued Expenses and Other Liabilities for additional details.

The Company and some of its subsidiaries are also parties to a number of other legal proceedings incidental to their businesses. These proceedings primarily involve claims by private parties alleging injury arising out of use of the Company's products, patent infringement, employment matters and commercial disputes. Management and legal counsel, at least quarterly, review the probable outcome of such proceedings, the costs and expenses reasonably expected to be incurred and currently accrued to-date and consider the availability and extent of insurance coverage. The Company has estimated liabilities for these other legal matters that are probable and estimable, and at December 31, 2025 and 2024, these estimated liabilities were immaterial. While it is not possible at this time to predict the outcome of these legal actions, in the opinion of management, based on the aforementioned reviews, the Company is not currently involved in any legal proceedings which, individually or in the aggregate, could have a material effect on its financial position, results of operations, or cash flows. See also Note 4 — Discontinued and Disposed Operations for details on litigation related to a discontinued operation.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
17. Employee Benefit Plans

The Company offers defined contribution retirement plans which cover the majority of its U.S. employees, as well as employees in certain other countries. The Company’s expense relating to defined contribution plans was $69,776, $61,384 and $56,597 for the years ended December 31, 2025, 2024 and 2023, respectively.

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

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
Obligations and Funded Status

The following tables summarize the change in benefit obligations, change in plan assets, and funded status associated with the Company's significant defined benefit plans and the amounts recognized in the consolidated balance sheets at December 31, 2025 and 2024:

	Qualified Defined Benefits				Non-Qualified Supplemental Benefits
	U.S. Plan		Non-U.S. Plans
	2025	2024	2025	2024	2025	2024
Change in benefit obligation:
Benefit obligation at beginning of year	$290,756	$319,306	$241,431	$250,029	$23,042	$29,189
Service cost	—	—	6,409	4,853	—	—
Interest cost	15,669	15,810	6,231	6,091	1,078	1,359
Plan participants' contributions	—	—	2,751	2,481	—	—
Benefits paid	(31,970)	(27,725)	(11,344)	(8,477)	(5,523)	(4,188)
Actuarial loss (gain)(1)	9,402	(16,635)	(5,463)	3,288	634	(3,318)
Disposition	—	—	—	(4,226)	—	—
Amendments	—	—	—	(364)	—	—
Settlements and curtailments(2)	—	—	—	(2,118)	(739)	—
Currency translation and other	—	—	28,793	(10,126)	—	—
Benefit obligation at end of year	283,857	290,756	268,808	241,431	18,492	23,042
Change in plan assets:
Fair value of plan assets at beginning of year	371,966	392,519	176,230	175,765	—	—
Actual return on plan assets	34,397	7,172	13,761	6,770	—	—
Company contributions	—	—	10,017	8,594	6,262	4,188
Plan participants' contributions	—	—	2,751	2,481	—	—
Benefits paid	(31,970)	(27,725)	(11,344)	(8,477)	(5,523)	(4,188)
Settlements and curtailments(2)	—	—	—	(2,118)	(739)	—
Currency translation and other	—	—	21,349	(6,785)	—	—
Fair value of plan assets at end of year	374,393	371,966	212,764	176,230	—	—
Funded (unfunded) status	$90,536	$81,210	$(56,044)	$(65,201)	$(18,492)	$(23,042)
Amounts recognized in the consolidated balance sheets consist of:
Assets and Liabilities:
Other assets and deferred charges	$90,536	$81,210	$9,170	$2,080	$—	$—
Accrued compensation and employee benefits	—	—	(1,908)	(1,601)	(4,439)	(6,481)
Defined benefit and other post-retirement benefit plans	—	—	(63,306)	(65,680)	(14,053)	(16,561)
Total assets (liabilities)	90,536	81,210	(56,044)	(65,201)	(18,492)	(23,042)
Accumulated other comprehensive loss (earnings):
Net actuarial losses (gains)	62,656	61,715	33,755	45,986	(20,197)	(24,795)
Prior service cost (credit)	—	—	(984)	(1,825)	—	—
Tax (benefit) expense	(13,157)	(12,945)	(6,748)	(9,293)	4,359	5,395
Total accumulated other comprehensive loss (earnings), net of tax	49,499	48,770	26,023	34,868	(15,838)	(19,400)
Net amount recognized at December 31,	$140,035	$129,980	$(30,021)	$(30,333)	$(34,330)	$(42,442)

Accumulated benefit obligations	$283,857	$290,756	$260,636	$233,921	$18,492	$23,042
(1) The actuarial loss (gain) were primarily due to discount rate fluctuations and plan experience.
(2) The settlement gain recognized for a Non-Qualified Supplemental Benefit Plan was recorded within loss from discontinued operations, net in the consolidated statements of earnings. See Note 4 — Discontinued and Disposed Operations for further details.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
The Company's net unfunded status at December 31, 2025 and 2024 includes net liabilities of $56,044 and $65,201, respectively, relating to the Company's international qualified plans, some in locations where it is not economically advantageous to pre-fund the plans due to local regulations. The majority of the international obligations relate to defined pension plans operated by the Company's businesses in Germany, France, the United Kingdom, Switzerland, India, and Italy.

The accumulated benefit obligation for all defined benefit pension plans was $562,985 and $547,719 at December 31, 2025 and 2024, respectively.

Non-U.S. pension plans with accumulated benefit obligations in excess of plan assets consist of the following at December 31, 2025 and 2024:

	2025	2024
Accumulated benefit obligation	$139,343	$228,977
Fair value of plan assets	80,641	169,207

Non-U.S. pension plans with projected benefit obligations in excess of plan assets consist of the following at December 31, 2025 and 2024:

	2025	2024
Projected benefit obligation	$145,855	$236,488
Fair value of plan assets	80,641	169,207

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

Components of the net periodic benefit cost were as follows:

Defined Benefit Plans

	Qualified Defined Benefits						Non-Qualified Supplemental Benefits
	U.S. Plan			Non-U.S. Plans
	2025	2024	2023	2025	2024	2023	2025	2024	2023
Service cost	$—	$—	$2,867	$6,409	$4,853	$3,712	$—	$—	$970
Interest cost	15,669	15,810	17,203	6,231	6,091	10,591	1,078	1,359	1,636
Expected return on plan assets	(25,936)	(27,653)	(26,208)	(8,692)	(7,868)	(7,331)	—	—	—
Amortization of:
Prior service cost (credit)	—	—	—	(841)	(760)	(717)	—	—	1,874
Actuarial loss (gain)	—	—	—	1,693	1,069	656	(3,234)	(2,959)	(3,207)
Settlement and curtailment loss (gain) (1)	—	—	4,434	—	112	(801)	(729)	—	—
Net periodic (benefit) expense	$(10,267)	$(11,843)	$(1,704)	$4,800	$3,497	$6,110	$(2,885)	$(1,600)	$1,273
(1) The settlement gain recognized for a Non-Qualified Supplemental Benefit Plan was recorded within loss from discontinued operations, net in the consolidated statements of earnings. See Note 4 — Discontinued and Disposed Operations for further details.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
Assumptions

The Company determines actuarial assumptions on an annual basis. The weighted average assumptions used in determining the benefit obligations were as follows:

	Qualified Defined Benefits				Non-Qualified Supplemental Benefits
	U.S. Plan		Non-U.S. Plans
	2025	2024	2025	2024	2025	2024
Discount rate	5.40%	5.70%	2.89%	2.64%	5.10%	5.50%
Average wage increase	na	na	1.42%	1.36%	na	na

The weighted average assumptions used in determining the net periodic benefit cost were as follows:

	Qualified Defined Benefits						Non- Qualified Supplemental Benefits
	U.S. Plan			Non-U.S. Plans
	2025	2024	2023	2025	2024	2023	2025	2024	2023
Discount rate	5.70%	5.20%	5.55%	2.64%	2.80%	3.57%	5.50%	5.15%	5.50%
Average wage increase	na	4.00%	4.00%	1.36%	1.65%	1.67%	na	4.50%	4.50%
Expected return on plan assets	6.20%	6.30%	5.60%	4.66%	4.59%	4.69%	na	na	na

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

The Company's actual and target weighted average asset allocation for our U.S. Qualified Defined Benefits Plan was as follows:

	2025	2024	Current Target
Return-seeking investments	30%	30%	30%
Liability hedging investments	70%	70%	70%
Total	100%	100%	100%

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
Return-seeking investments include diversified foreign and domestic equities, U.S. high yield fixed income investments, and emerging market debt. Liability hedging investments primarily include a diversified portfolio of U.S. long and intermediate duration fixed income assets. While the non-U.S. investment policies are different for each country, the long-term objectives are generally the same as for the U.S. pension assets.

The fair values of both U.S. and non-U.S. pension plan assets by asset category within the fair value hierarchy (as defined in Note 13 — Financial Instruments) were as follows:

	U.S. Qualified Defined Benefits Plan
	December 31, 2025			December 31, 2024
	Level 1	Level 2	Total Fair Value	Level 1	Level 2	Total Fair Value
Corporate bonds	$—	$109,284	$109,284	$—	$196,492	$196,492
Government securities	—	86,784	86,784	—	52,880	52,880
Interest-bearing cash and short-term investments	3,292	—	3,292	3,189	—	3,189
Total investments at fair value	$3,292	$196,068	199,360	$3,189	$249,372	252,561
Investments measured at net asset value*
Collective funds			166,388			110,020
Short-term investment funds			8,645			9,385
Total investments			$374,393			$371,966

	Non-U.S. Plans
	December 31, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Common stocks	$73,330	$—	$—	$73,330	$56,976	$—	$—	$56,976
Fixed income investments	—	40,023	—	40,023	—	35,936	—	35,936
Mutual funds	13,457	—	—	13,457	12,118	—	—	12,118
Cash and cash equivalents	4,320	—	—	4,320	2,384	—	—	2,384
Other	—	3,399	30,704	34,103	—	3,570	21,658	25,228
Total investments at fair value	$91,107	$43,422	$30,704	165,233	$71,478	$39,506	$21,658	132,642
Investments measured at net asset value*
Collective funds				46,016				39,339
Other				1,515				4,249
Total investments				$212,764				$176,230
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

The fair value measurement of plan assets using significant unobservable inputs (Level 3) changed during 2024 and 2025, due to the following:

Level 3
Balance at December 31, 2023	$18,652
Actual return on plan assets:
Relating to assets still held at December 31, 2024	623
Relating to assets sold during the period	7
Purchases	2,154
Sales and settlements	1,090
Foreign currency translation	(868)
Balance at December 31, 2024	21,658
Actual return on plan assets:
Relating to assets still held at December 31, 2025	275
Relating to assets sold during the period	(2)
Purchases	5,263
Sales and settlements	131
Foreign currency translation	3,379
Balance at December 31, 2025	$30,704

Future Estimates

Benefit Payments

Estimated future benefit payments to retirees, which reflect expected future service except to the extent frozen, are as follows:

	Qualified Defined Benefits		Non-Qualified Supplemental Benefits
	U.S. Plan	Non-U.S. Plans
2026	$30,655	$14,790	$4,550
2027	25,389	16,565	1,887
2028	24,268	14,758	3,421
2029	23,553	14,190	1,679
2030	22,804	15,150	2,060
2031 - 2035	103,904	78,657	5,984

Contributions

In 2026, the Company expects to make payments of approximately $9.9 million to its non-US plans and $4.6 million to its non-qualified U.S. plan. No payments are expected for the qualified U.S. plan in 2026.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
18. Accumulated Other Comprehensive Earnings (Loss)

The components of accumulated other comprehensive earnings (loss) are as follows:

	December 31, 2025	December 31, 2024
Cumulative foreign currency translation adjustments	$(116,008)	$(265,815)
Pension and other postretirement benefit plans	(59,684)	(64,238)
Changes in fair value of cash flow hedges and other	738	2,277
	$(174,954)	$(327,776)

Amounts reclassified from accumulated other comprehensive earnings (loss) to earnings from continuing operations during the years ended December 31, 2025, 2024 and 2023 were as follows:

	Years Ended December 31,
	2025	2024	2023
Foreign currency translation:
Reclassification of foreign currency translation losses to earnings	$1,858	$13,931	$—
Tax benefit	—	—	—
Net of tax	$1,858	$13,931	$—
Pension and other postretirement benefit plans:
Amortization of actuarial gains	$(1,541)	$(1,890)	$(2,551)
Amortization of prior service (credits) costs	(841)	(760)	1,157
Settlement and curtailment	(729)	113	3,633
Total before tax	(3,111)	(2,537)	2,239
Tax expense (benefit)	682	522	(538)
Net of tax	$(2,429)	$(2,015)	$1,701
Cash flow hedges:
Net losses (gains) reclassified into earnings	$3,716	$(1,480)	$2,437
Tax (benefit) expense	(741)	290	(483)
Net of tax	$2,975	$(1,190)	$1,954

Foreign currency translation losses for the year ended December 31, 2025 were recognized in other income, net within the consolidated statement of earnings as a result of the substantial liquidation of certain businesses. Foreign currency translation losses for the year ended December 31, 2024 were recognized in gain on dispositions within the consolidated statement of earnings as a result of the disposition of De-Sta-Co.

The Company recognizes the amortization of net actuarial gains and losses and prior service costs in other income, net within the consolidated statements of earnings.

Cash flow hedges consist of foreign currency forward contracts. The Company recognizes the realized gains and losses on its cash flow hedges in the same line item as the hedged transaction, such as revenue or cost of goods and services.

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

The five reportable segments are as follows:

•Engineered Products segment provides a wide range of equipment, components, software, solutions and services to the vehicle aftermarket, aerospace and defense, industrial winch and hoist, precision soldering and fluid dispensing end-markets.

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

•Pumps & Process Solutions segment manufactures specialty pumps and flow meters, fluid transfer connectors, highly engineered precision components, instruments and digital controls for rotating and reciprocating machines, polymer processing equipment, measurement, inspection, and control technologies, serving single-use biopharmaceutical production, diversified industrial manufacturing applications, chemical production, plastics and polymer processing, midstream and downstream oil and gas, clean energy markets, thermal management, wire and cable, food and beverage, semiconductor production and medical applications and other end-markets.

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

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
Segment financial information and a reconciliation of segment results to consolidated results follows:

	Years Ended December 31,
	2025	2024	2023
Revenue:
Engineered Products	$1,085,844	$1,202,457	$1,250,925
Clean Energy & Fueling	2,130,507	1,936,784	1,788,277
Imaging & Identification	1,173,443	1,137,165	1,116,732
Pumps & Process Solutions	2,148,670	1,894,566	1,755,691
Climate & Sustainability Technologies	1,559,841	1,579,649	1,778,582
Total segment revenues	8,098,305	7,750,621	7,690,207
Intersegment eliminations	(5,734)	(4,712)	(5,731)
Total consolidated revenue	$8,092,571	$7,745,909	$7,684,476
Adjusted cost of goods and services:(1)
Engineered Products	$712,427	$806,133	$834,095
Clean Energy & Fueling	1,358,577	1,232,836	1,155,988
Imaging & Identification	540,988	520,748	531,194
Pumps & Process Solutions	1,097,401	1,016,622	955,472
Climate & Sustainability Technologies	1,083,352	1,130,736	1,281,593
Total adjusted segment cost of goods and services	$4,792,745	$4,707,075	$4,758,342
Adjusted selling, general and administrative expenses:(2)
Engineered Products	$156,151	$165,087	$192,779
Clean Energy & Fueling	353,860	343,955	303,685
Imaging & Identification	317,720	314,710	313,026
Pumps & Process Solutions	399,669	341,338	315,814
Climate & Sustainability Technologies	210,842	198,038	191,609
Total adjusted segment selling, general and administrative expenses	$1,438,242	$1,363,128	$1,316,913
Earnings from continuing operations:
Segment earnings:
Engineered Products	$217,266	$231,237	$224,051
Clean Energy & Fueling	418,070	359,993	328,604
Imaging & Identification	314,735	301,707	272,512
Pumps & Process Solutions	651,600	536,606	484,405
Climate & Sustainability Technologies	265,647	250,875	305,380
Total segment earnings	1,867,318	1,680,418	1,614,952
Purchase accounting expenses (3)	218,445	186,241	158,582
Restructuring and other costs (4)	77,986	84,983	62,927
Disposition costs (5)	—	—	1,302
Gain on dispositions (6)	(4,644)	(597,798)	—
Corporate expense / other (7)	164,539	155,963	151,333
Interest expense	109,772	131,171	131,304
Interest income	(73,032)	(37,158)	(13,496)
Earnings before provision for income taxes	1,374,252	1,757,016	1,123,000
Provision for income taxes	276,823	357,048	179,136
Earnings from continuing operations	$1,097,429	$1,399,968	$943,864
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

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
(4) Restructuring and other costs relate to actions taken for headcount reductions, facility consolidations and site closures, product line exits, and other asset charges. Restructuring and other costs consist of the following:

	Years Ended December 31,
	2025	2024	2023
Restructuring	$56,743	$69,810	$49,901
Other costs, net	21,243	15,173	13,026
Restructuring and other costs	$77,986	$84,983	$62,927
(5) Disposition costs related to the sale of De-Sta-Co in our Engineered Products segment.
(6) Gain on dispositions includes post-closing adjustments, see Note 4 — Discontinued and Disposed Operations.
(7) Certain expenses are maintained at the corporate level and not allocated to the segments. These expenses include executive and functional compensation costs, non-service pension costs, non-operating insurance expenses, shared business services and digital and IT overhead costs, deal related expenses and various administrative expenses relating to the corporate headquarters.

Segment margin and a reconciliation of segment depreciation and amortization to consolidated results follows:

	Years Ended December 31,
	2025	2024	2023
Segment margins:
Engineered Products	20.0%	19.2%	17.9%
Clean Energy & Fueling	19.6%	18.6%	18.4%
Imaging & Identification	26.8%	26.5%	24.4%
Pumps & Process Solutions	30.3%	28.3%	27.6%
Climate & Sustainability Technologies	17.0%	15.9%	17.2%
Total segments	23.1%	21.7%	21.0%

Depreciation and amortization:
Other depreciation and amortization:(8)
Engineered Products	$21,495	$19,259	$22,012
Clean Energy & Fueling	34,806	31,976	30,117
Imaging & Identification	17,568	14,648	15,293
Pumps & Process Solutions	54,226	50,050	46,344
Climate & Sustainability Technologies	30,344	29,139	27,557
Total other depreciation and amortization	158,439	145,072	141,323
Corporate depreciation and amortization	7,234	7,030	6,046
Depreciation and amortization included in purchase accounting expenses and restructuring and other	213,904	185,740	157,677
Consolidated depreciation and amortization total	$379,577	$337,842	$305,046
(8) Other depreciation and amortization relates to property, plant, and equipment and intangibles, and excludes amounts related to purchase accounting expenses and restructuring and other costs.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
Selected financial information by segment (continued):

	Years Ended December 31,
Capital expenditures:	2025	2024	2023
Engineered Products	$25,609	$21,353	$17,457
Clean Energy & Fueling	40,160	37,340	25,421
Imaging & Identification	40,842	13,173	11,598
Pumps & Process Solutions	57,218	55,397	60,860
Climate & Sustainability Technologies	49,501	35,445	61,790
Corporate	6,933	4,825	6,280
Total capital expenditures	$220,263	$167,533	$183,406

Total assets:	2025	2024
Engineered Products	$1,091,594	$1,063,292
Clean Energy & Fueling	3,607,567	3,601,573
Imaging & Identification	1,827,454	1,749,028
Pumps & Process Solutions (9)	3,479,147	2,613,405
Climate & Sustainability Technologies	1,426,174	1,293,132
Corporate (10)	1,990,487	2,188,730
Total assets	$13,422,423	$12,509,160
(9) Increase primarily driven by 2025 acquisitions. See Note 3 — Acquisitions for additional information.
(10) Corporate assets are comprised primarily of cash and cash equivalents.

	Revenue			Long-Lived Assets (11)
	Years Ended December 31,			At December 31,
	2025	2024	2023	2025	2024
United States	$4,400,499	$4,201,427	$3,970,828	$646,934	$599,090
Europe	1,768,813	1,676,209	1,756,999	381,436	302,129
Asia	900,210	832,764	923,890	56,427	57,113
Other Americas	707,520	729,709	671,162	31,733	26,431
Other	315,529	305,800	361,597	3,093	3,161
Consolidated total	$8,092,571	$7,745,909	$7,684,476	$1,119,623	$987,924
(11) Long-lived assets are comprised of net property, plant and equipment.

For the years ended December 31, 2025, 2024 and 2023, the U.S. was the largest geographical market for revenue for the Engineered Products, Clean Energy & Fueling, Pumps & Process Solutions, and Climate & Sustainability Technologies segments, and Europe was the largest market for the Imaging & Identification segment.

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

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
20. Earnings per Share

The following table sets forth a reconciliation of the information used in computing basic and diluted earnings per share:

	Years Ended December 31,
	2025	2024	2023
Earnings from continuing operations	$1,097,429	$1,399,968	$943,864
(Loss) earnings from discontinued operations, net	(3,473)	1,297,158	112,964
Net earnings	$1,093,956	$2,697,126	$1,056,828
Basic earnings per common share:
Earnings from continuing operations	$8.01	$10.16	$6.75
(Loss) earnings from discontinued operations, net	$(0.03)	$9.42	$0.81
Net earnings	$7.99	$19.58	$7.56
Weighted average basic shares outstanding	136,935,000	137,735,000	139,848,000
Diluted earnings per common share:
Earnings from continuing operations	$7.97	$10.09	$6.71
(Loss) earnings from discontinued operations, net	$(0.03)	$9.35	$0.80
Net earnings	$7.94	$19.45	$7.52
Weighted average shares outstanding	137,777,000	138,696,000	140,599,000

The following table is a reconciliation of the share amounts used in computing earnings per share:

	Years Ended December 31,
	2025	2024	2023
Weighted average shares outstanding - Basic	136,935,000	137,735,000	139,848,000
Dilutive effect of assumed exercise of SARs and vesting of PSAs and RSUs	842,000	961,000	751,000
Weighted average shares outstanding - Diluted	137,777,000	138,696,000	140,599,000

Diluted earnings per share amounts are computed using the weighted average number of common shares outstanding and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of SARs and vesting of PSAs and RSUs, as determined using the treasury stock method. For the years ended December 31, 2025, 2024 and 2023, the weighted average number of anti-dilutive potential common shares excluded from the calculation above totaled 41,000, 48,000 and 48,000, respectively.

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

On November 10, 2025, the Company entered into a $500,000 accelerated share repurchase agreement (the "2025 ASR Agreement") with JP Morgan Chase Bank, N.A. ("JP Morgan") to repurchase its shares in an accelerated share repurchase program (the "2025 ASR Program"). The 2025 ASR Program is classified as equity, initially recorded at fair value with no subsequent remeasurement. The Company is conducting the 2025 ASR Program under the current share repurchase authorization. The Company funded the 2025 ASR Program with cash on hand.

Under the terms of the 2025 ASR Agreement, the Company paid JP Morgan $500,000 on November 12, 2025, and on that date received initial delivery of 2,334,010 shares, representing a substantial majority of the shares expected to be retired over the course of the 2025 ASR Program. The total number of shares ultimately repurchased under the 2025 ASR Program will be based on the average of the daily volume-weighted average share price of Dover's common stock during the calculation period of the 2025 ASR Program, less a discount and subject to potential adjustments pursuant to the terms of the 2025 ASR Program. The 2025 ASR Program is scheduled to be completed in the second quarter of 2026, but is subject to early termination in certain circumstances. The impact of any shares that may be received at the completion of the 2025 ASR Program is anti-dilutive and therefore excluded from the calculation of diluted earnings per share. The actual number of shares repurchased will be determined at the completion of the 2025 ASR Program.

During the year ended December 31, 2025, exclusive of the 2025 ASR Program, the Company repurchased 200,000 shares of common stock at a total cost of $40,700 or $203.50 per share. During the years ended December 31, 2024, and 2023, exclusive of any ASR Programs, there were no share repurchases.

As of December 31, 2025, 14,596,708 shares remain authorized for repurchase under the August 2023 share repurchase authorization.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based on the evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act were effective as of December 31, 2025 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the fourth quarter of 2025, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

a.None.
b.During the three months ended December 31, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements as defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information with respect to the corporate governance matters required to be included pursuant to this Item 10 will be included in the 2026 Proxy Statement that will be filed with the Securities and Exchange Commission pursuant to Rule 14a-6 under the Exchange Act in accordance with applicable SEC deadlines, and is incorporated in this Item 10 by reference.

As set forth below is a list of the members of our Board of Directors as of February 13, 2026.

Deborah L. DeHaas1,3
Former Vice Chairman of Deloitte and Managing Partner of the Center for Board Effectiveness

H. John Gilbertson, Jr.3,4
Retired Managing Director, Goldman Sachs Group Inc.

Kristiane C. Graham2,3
Private Investor

Marc A. Howze1,2
Retired Senior Advisor, Office of the Chairman at Deere & Company

Michael Manley2,4
Chief Executive Officer of AutoNation, Inc.

Danita K. Ostling1,3
Former Partner and Senior Leader at Ernst & Young LLP

Eric A. Spiegel1,4
Former President and CEO of Siemens USA

Richard J. Tobin, Chairman of the Board
President and Chief Executive Officer, Dover Corporation

Keith E. Wandell, Lead Independent Director2,4
Retired President and Chief Executive Officer, Harley-Davidson, Inc.

1 Members of Audit Committee
2 Members of Compensation Committee
3 Members of Governance & Nominating Committee
4 Members of Finance Committee

The information with respect to Section 16(a) reporting compliance required to be included in this Item 10 will be included in our 2026 Proxy Statement and is incorporated in this Item 10 by reference.

The Company has adopted a code of ethics that applies to its chief executive officer and senior financial officers. A copy of this code of ethics can be found on our website at www.dovercorporation.com. In the event of any amendment to, or waiver from, the code of ethics, we will publicly disclose the amendment or waiver by posting the information on our website.

ITEM 11. EXECUTIVE COMPENSATION

The information with respect to executive compensation and the compensation committee required to be included pursuant to this Item 11 will be included in our 2026 Proxy Statement and is incorporated in this Item 11 by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information regarding security ownership of certain beneficial owners and management that is required to be included pursuant to this Item 12 will be included in our 2026 Proxy Statement and is incorporated in this Item 12 by reference.

Equity Compensation Plans

The Equity Compensation Plan Table below presents information regarding our equity compensation plans at December 31, 2025:

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (2)
Equity compensation plans approved by stockholders	2,667,849	$131.53	10,663,310
Equity compensation plans not approved by stockholders	—	—	—
Total	2,667,849	$131.53	10,663,310

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

As of December 31, 2025, equity securities have been authorized for issuance to employees and/or non-employee directors under the 2021 Plan and its predecessor plan (the "2012 Plan"). Although the 2012 Plan has expired and no further awards may be granted under the Plan, there remain outstanding SARs under the 2012 Plan, which are reflected in Column (a) of the table.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information with respect to any director independence, related party transaction policies and any reportable transaction, business relationship, or indebtedness between the Company and the beneficial owners of more than 5% of the Common Stock, the directors or nominees for director of the Company, the executive officers of the Company, or the members of the immediate families of such individuals that are required to be included pursuant to this Item 13 will be included in the 2026 Proxy Statement and is incorporated in this Item 13 by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information with respect to the Company's relationship with its independent registered public accounting firm and fees paid thereto required to be included pursuant to this Item 14 will be included in the 2026 Proxy Statement and is incorporated in this Item 14 by reference.

The information with respect to audit committee pre-approval policies and procedures required to be included pursuant to this Item 14 will be included in the 2026 Proxy Statement and is incorporated in this Item 14 by reference.

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

(4.6)
Second Supplemental Indenture, dated as of March 14, 2008, between the Company and The Bank of New York, as trustee, including forms of note, filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed March 14, 2008 (SEC File No. 001-04018), is incorporated by reference.

(4.7)
Third Supplemental Indenture, dated as of February 22, 2011, between the Company and The Bank of New York Mellon, as trustee, including forms of note, filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed February 22, 2011 (SEC File No. 001-04018), is incorporated by reference.

(4.8)
Sixth Supplemental Indenture, dated as of November 9, 2016, between the Company and J.P. Morgan Trust Company National Association, as trustee, including form of note, filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on November 9, 2016 (SEC File No. 001-04018), is incorporated by reference.

(4.9)
Seventh Supplemental Indenture, dated as of November 4, 2019, between the Company and the Bank of New York Mellon, including form of note, filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on November 4, 2019 (SEC File No. 001-04018), is incorporated by reference.

(4.10)
Eighth Supplemental Indenture, dated as of November 4, 2019, between the Company and the Bank of New York Mellon, as trustee, including form of note, filed as Exhibit 4.3 to the Company's Current Report on Form 8-K filed on November 4, 2019 (SEC File No. 001-04018), is incorporated by reference.

(4.11)
Ninth Supplemental Indenture, dated as of November 12, 2025, between the Company and the Bank of New York Mellon, as trustee, including form of note, filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on November 12, 2025 (SEC File No. 001-04018), is incorporated by reference.

(4.12)	Description of Dover Corporation's securities registered pursuant to Section 12 of the Exchange Act.(1)
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

(10.3)
364-Day Credit Agreement dated as of April 3, 2025 among Dover Corporation, the Lenders party thereto, the Borrowing Subsidiaries party thereto from time to time and JPMorgan Chase Bank, N.A. as Administrative Agent, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 8-K filed April 3, 2025 (SEC File No. 001-04018), is incorporated by reference.

(10.4)
Dover Corporation Executive Officer Annual Incentive Plan, as amended and restated as of January 1, 2009, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed May 13, 2009 (SEC File No. 001-04018), is incorporated by reference.*

(10.5)
First Amendment to the Dover Corporation Executive Officer Annual Incentive Plan, as amended November 7, 2019, filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019 (SEC File No. 001-04018), is incorporated by reference.*

(10.6)
Dover Corporation Deferred Compensation Plan, as amended and restated as of September 21, 2020, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2020 (SEC File No. 001-04018), is incorporated by reference.*

(10.7)
First Amendment, dated as of November 23, 2021, to the Dover Corporation Deferred Compensation Plan, filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022 (SEC File No. 001-04018), is incorporated by reference.*

(10.8)
Dover Corporation Pension Replacement Plan (formerly the Supplemental Executive Retirement Plan), as amended and restated as of January 1, 2010, filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009 (SEC File No. 001-04018), is incorporated by reference.*

(10.9)
First Amendment to the Dover Corporation Pension Replacement Plan, as amended and restated as of January 1, 2010, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2013 (SEC File No. 001-04018), is incorporated by reference.*

(10.10)
Second Amendment, dated as of November 28, 2016, to the Dover Corporation Pension Replacement Plan, as amended and restated as of January 1, 2010, filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the period ended December 31, 2016 (SEC File No. 001-04018), is incorporated by reference.*

(10.11)
Third Amendment, dated as of May 8, 2018, to the Dover Corporation Pension Replacement Plan, as amended and restated as of January 1, 2010, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2018 (SEC File No. 001-04018), is incorporated by reference.*

(10.12)
Dover Corporation Executive Severance Plan (as amended and restated effective August 5, 2021), filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 11, 2021 (SEC File No. 001-04018) is incorporated by reference.*

(10.13)
Dover Corporation Senior Executive Change-in-Control Severance Plan (as amended and restated effective August 5, 2021), filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed August 11, 2021 (SEC File No. 001-04018) is incorporated by reference.*

(10.14)
Dover Corporation 2012 Equity and Cash Incentive Plan, effective as of May 3, 2012, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2012 (SEC File No. 001-04018), is incorporated by reference.*

(10.15)
Amendment No. 1 to the Dover Corporation 2012 Equity and Cash Incentive Plan, filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013 (SEC File No. 001-04018), is incorporated by reference.*

(10.16)
Amendment No. 2, adopted and effective as of August 6, 2014, to the Dover Corporation 2012 Equity and Cash Incentive Plan, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2014 (SEC File No. 001-04018), is incorporated by reference.*

(10.17)
Amendment Number 3, adopted and effective as of February 12, 2021, to the Dover Corporation 2012 Equity and Cash Incentive Plan, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2021 (SEC File No. 001-04018), is incorporated by reference.*

(10.18)
Form of award grant letter for SSAR grants made under the Dover Corporation 2012 Equity and Cash Incentive Plan, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2016 (SEC File No. 001-04018), is incorporated by reference.*

(10.19)
Form of award grant letter for SSAR grants made under the Dover Corporation 2012 Equity and Cash Incentive Plan, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2017 (SEC File No. 001-04018), is incorporated by reference.*

(10.20)
Form of award grant letter for SSAR grants made under the Dover Corporation 2012 Equity and Cash Incentive Plan, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2018 (SEC File No. 001-04018), is incorporated by reference.*

(10.21)
Form of award grant letter for SSAR grants made under the Dover Corporation 2012 Equity and Cash Incentive Plan, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2019 (SEC File No. 001-04019), is incorporated by reference.*

(10.22)
Form of award grant letter for SSAR grants made under the Dover Corporation 2012 Equity and Cash Incentive Plan, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2020 (SEC File No. 001-04019), is incorporated by reference.*

(10.23)
Form of 2021 award grant letter for SSAR grants made under the Dover Corporation 2012 Equity and Cash Incentive Plan filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2021 (SEC File No. 001-04018), is incorporated by reference.*

(10.24)	Dover Corporation 2021 Omnibus Incentive Plan, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 10, 2021 (SEC File No. 001-04018), is incorporated by reference.*
(10.25)
Form of 2022 award grant letter for SSAR grants made under the Dover Corporation 2021 Omnibus Incentive Plan filed as Exhibit 10.43 to the Company's Annual Report on Form 10-K for the year ended December 31, 2021 (SEC File No. 001-04018), is incorporated by reference.*

(10.26)
Form of 2023 award grant letter for SSAR grants made under the Dover Corporation 2021 Omnibus Incentive Plan filed as Exhibit 10.37 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022 (SEC File No. 001-04018), is incorporated by reference.*

(10.27)
Form of 2023 award grant letter for RSU awards made under the Dover Corporation 2021 Omnibus Incentive Plan filed as Exhibit 10.38 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022 (SEC File No. 001-04018), is incorporated by reference.*

(10.28)
Form of 2023 award grant letter for performance share awards made under the Dover Corporation 2021 Omnibus Incentive Plan filed as Exhibit 10.39 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022 (SEC File No. 001-04018), is incorporated by reference.*

(10.29)
Form of 2024 award grant letter for SSAR grants made under the Dover Corporation 2021 Omnibus Incentive Plan filed as Exhibit 10.38 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023 (SEC File No. 001-04018), is incorporated by reference.*

(10.30)
Form of 2024 award grant letter for RSU awards made under the Dover Corporation 2021 Omnibus Incentive Plan filed as Exhibit 10.39 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023 (SEC File No. 001-04018), is incorporated by reference.*

(10.31)
Form of 2024 award grant letter for performance share awards made under the Dover Corporation 2021 Omnibus Incentive Plan, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2024 (SEC File No. 001-04018), is incorporated by reference.*

(10.32)
Form of 2025 award grant letter for SSAR grants made under the Dover Corporation 2021 Omnibus Incentive Plan filed as Exhibit 10.37 to the Company's Annual Report on Form 10-K for the year ended December 31, 2024 (SEC File No. 001-04018), is incorporated by reference.*

(10.33)
Form of 2025 award grant letter for RSU awards made under the Dover Corporation 2021 Omnibus Incentive Plan filed as Exhibit 10.38 to the Company's Annual Report on Form 10-K for the year ended December 31, 2024 (SEC File No. 001-04018), is incorporated by reference.*

(10.34)
Form of 2025 award grant letter for performance share awards made under the Dover Corporation 2021 Omnibus Incentive Plan filed as Exhibit 10.39 to the Company's Annual Report on Form 10-K for the year ended December 31, 2024 (SEC File No. 001-04018), is incorporated by reference.*

(10.35)	Form of 2026 award grant letter for SSAR grants made under the Dover Corporation 2021 Omnibus Incentive Plan.*(1)
(10.36)	Form of 2026 award grant letter for RSU awards made under the Dover Corporation 2021 Omnibus Incentive Plan.*(1)
(10.37)	Form of 2026 award grant letter for performance share awards made under the Dover Corporation 2021 Omnibus Incentive Plan.*(1)
(10.38)
Employment Agreement of Richard J. Tobin dated March 16, 2018, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 20, 2018 (SEC File No. 001-04018), is incorporated by reference.*

(10.39)
Amendment to Employment Agreement of Richard J. Tobin, dated as of March 5, 2024, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2024 (SEC File No. 001-04018), is incorporated by reference.*

(19)	Insider trading policies and procedures, filed as Exhibit 19 to the Company's Annual Report on Form 10-K for the year ended December 31, 2024 (SEC File No. 001-04018), is incorporated by reference.
(21)	Subsidiaries of Dover. (1)
(23)	Consent of Independent Registered Public Accounting Firm. (1)
(24)	Power of Attorney (included in signature page). (1)
(31.1)	Certification pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, signed and dated by Christopher B. Woenker. (1)
(31.2)	Certification pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, signed and dated by Richard J. Tobin. (1)
(32)	Certification pursuant to 18 U.S.C. Section 1350, signed and dated by Richard J. Tobin and Christopher B. Woenker. (1)
(97.1)	Dover Corporation Clawback Policy, filed as Exhibit 97.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023 (SEC File No. 001-04018), is incorporated by reference.
(101)
The following materials from Dover Corporation's Annual Report on Form 10-K for the year ended December 31, 2025 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Earnings, (ii) Consolidated Statements of Comprehensive Earnings (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements. (1)

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

DOVER CORPORATION

/s/ Richard J. Tobin
Richard J. Tobin
President and Chief Executive Officer
Date:	February 13, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated. Each of the undersigned, being a director or officer of Dover Corporation (the "Company"), hereby constitutes and appoints Richard J. Tobin, Christopher B. Woenker and Ivonne M. Cabrera and each of them (with full power to each of them to act alone), his or her true and lawful attorney-in-fact and agent for him or her and in his or her name, place and stead in any and all capacities, to sign the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025 under the Securities Exchange Act of 1934, as amended, and any and all amendments thereto, and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission and any other appropriate authority, granting unto such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing required and necessary to be done in and about the premises in order to effectuate the same as fully to all intents and purposes as he or she might or could do if personally present, hereby ratifying and confirming all that such attorneys-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ Richard J. Tobin	Chairman, Chief Executive Officer and President	February 13, 2026
Richard J. Tobin

/s/ Christopher B. Woenker	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 13, 2026
Christopher B. Woenker

/s/ Ryan W. Paulson	Vice President, Controller (Principal Accounting Officer)	February 13, 2026
Ryan W. Paulson

/s/ Deborah L. DeHaas	Director	February 13, 2026
Deborah L. DeHaas

/s/ H. John Gilbertson, Jr.	Director	February 13, 2026
H. John Gilbertson, Jr.

/s/ Kristiane C. Graham	Director	February 13, 2026
Kristiane C. Graham

Signature	Title	Date

/s/ Marc A. Howze	Director	February 13, 2026
Marc A. Howze

/s/ Michael Manley	Director	February 13, 2026
Michael Manley

/s/ Danita K. Ostling	Director	February 13, 2026
Danita K. Ostling

/s/ Eric A. Spiegel	Director	February 13, 2026
Eric A. Spiegel

/s/ Keith E. Wandell	Lead Independent Director	February 13, 2026
Keith E. Wandell