Form 10-Q
period 2026-03-31
DOVER Corp
filed 2026-04-23
CIK 29905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☑
The number of shares outstanding of the Registrant’s common stock as of April 17, 2026 was 134,661,414.

Dover Corporation
Form 10-Q

Item 1. Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue	$2,053,623	$1,866,059
Cost of goods and services	1,255,488	1,120,559
Gross profit	798,135	745,500
Selling, general and administrative expenses	492,226	449,191
Operating earnings	305,909	296,309
Interest expense	29,522	27,608
Interest income	(14,060)	(20,254)
Gain on dispositions	—	(2,468)
Other income, net	(8,455)	(3,958)
Earnings before provision for income taxes	298,902	295,381
Provision for income taxes	60,153	56,140
Earnings from continuing operations	238,749	239,241
Loss from discontinued operations, net	(316)	(8,420)
Net earnings	$238,433	$230,821

Earnings per share from continuing operations:
Basic	$1.77	$1.74
Diluted	$1.76	$1.73
Loss per share from discontinued operations:
Basic	$—	$(0.06)
Diluted	$—	$(0.06)
Net earnings per share:
Basic	$1.77	$1.68
Diluted	$1.75	$1.67
Weighted average shares outstanding:
Basic	134,977	137,267
Diluted	135,895	138,260

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net earnings	$238,433	$230,821
Other comprehensive (loss) earnings, net of tax
Foreign currency translation adjustments:
Foreign currency translation (loss) gain	(21,757)	52,006
Total foreign currency translation adjustments (net of $(8,760) and $9,588 tax (provision) benefit, respectively)	(21,757)	52,006
Pension and other post-retirement benefit plans:
Amortization of actuarial gain included in net periodic pension cost	(394)	(312)
Amortization of prior service credits included in net periodic pension cost	(54)	(159)
Total pension and other post-retirement benefit plans (net of $122 and $132 tax benefit, respectively)	(448)	(471)
Changes in fair value of cash flow hedges:
Unrealized net earnings (loss) arising during the period	1,781	(956)
Net gain reclassified into earnings	(202)	(401)
Total cash flow hedges (net of $(461) and $396 tax (provision) benefit, respectively)	1,579	(1,357)
Other comprehensive (loss) earnings, net of tax	(20,626)	50,178
Comprehensive earnings	$217,807	$280,999

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$1,641,916	$1,676,808
Receivables, net	1,444,558	1,371,352
Inventories, net	1,370,836	1,272,784
Prepaid and other current assets	219,425	185,996
Total current assets	4,676,735	4,506,940
Property, plant and equipment, net	1,114,380	1,119,623
Goodwill	5,401,395	5,430,038
Intangible assets, net	1,702,328	1,759,616
Other assets and deferred charges	611,842	606,206
Total assets	$13,506,680	$13,422,423

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$692,848	$706,677
Accounts payable	975,514	875,678
Accrued compensation and employee benefits	186,315	280,737
Deferred revenue	163,428	155,025
Accrued insurance	84,354	87,596
Other accrued expenses	361,786	352,053
Federal and other income taxes	42,875	60,723
Total current liabilities	2,507,120	2,518,489
Long-term debt	2,597,265	2,621,295
Deferred income taxes	443,032	394,368
Other liabilities	469,377	483,065
Stockholders' equity:
Total stockholders' equity	7,489,886	7,405,206
Total liabilities and stockholders' equity	$13,506,680	$13,422,423

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except per share data)
(Unaudited)

	Common stock $1 par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings (loss)	Treasury stock	Total stockholders' equity
Balance at January 1, 2026	$260,195	$850,763	$14,220,582	$(174,954)	$(7,751,380)	$7,405,206
Net earnings	—	—	238,433	—	—	238,433
Dividends paid ($0.52 per share)	—	—	(70,446)	—	—	(70,446)
Common stock issued for the exercise of share-based awards	210	(29,914)	—	—	—	(29,704)
Stock-based compensation expense	—	20,960	—	—	—	20,960
Common stock acquired	—	—	—	—	(53,937)	(53,937)
Other comprehensive loss, net of tax	—	—	—	(20,626)	—	(20,626)
Balance at March 31, 2026	$260,405	$841,809	$14,388,569	$(195,580)	$(7,805,317)	$7,489,886

	Common stock $1 par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings (loss)	Treasury stock	Total stockholders' equity
Balance at January 1, 2025	$260,031	$892,686	$13,409,633	$(327,776)	$(7,280,578)	$6,953,996
Net earnings	—	—	230,821	—	—	230,821
Dividends paid ($0.515 per share)	—	—	(71,399)	—	—	(71,399)
Common stock issued for the exercise of share-based awards	86	(9,089)	—	—	—	(9,003)
Stock-based compensation expense	—	23,874	—	—	—	23,874
Common stock acquired	—	—	—	—	(40,700)	(40,700)
Other comprehensive earnings, net of tax	—	—	—	50,178	—	50,178
Balance at March 31, 2025	$260,117	$907,471	$13,569,055	$(277,598)	$(7,321,278)	$7,137,767

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Operating Activities:
Net earnings	$238,433	$230,821
Adjustments to reconcile net earnings to cash provided by operating activities:
Loss from discontinued operations, net	316	8,420
Depreciation and amortization	97,421	87,418
Stock-based compensation expense	20,960	23,874
Gain on dispositions	—	(2,468)
Other, net	5,061	1,547
Cash effect of changes in assets and liabilities:
Accounts receivable, net	(78,959)	(5,475)
Inventories	(105,517)	(49,277)
Prepaid expenses and other assets	(31,797)	(11,582)
Accounts payable	107,984	(18,522)
Accrued compensation and employee benefits	(104,233)	(127,826)
Accrued expenses and other liabilities	19,245	7,851
Accrued and deferred taxes, net	22,083	12,693
Net cash provided by operating activities	190,997	157,474
Investing Activities:
Additions to property, plant and equipment	(59,808)	(48,192)
Acquisitions, net of cash and cash equivalents acquired	(665)	(29,287)
Proceeds from dispositions, net of cash transferred	—	3,804
Other	(1,187)	(511)
Net cash used in investing activities	(61,660)	(74,186)
Financing Activities:
Repurchase of common stock	(53,937)	(40,700)
Dividends paid to stockholders	(70,446)	(71,399)
Payments to settle employee tax obligations on exercise of share-based awards	(29,704)	(9,003)
Other	(7,364)	(1,132)
Net cash used in financing activities	(161,451)	(122,234)
Cash Flows from Discontinued Operations:
Net cash used in operating activities of discontinued operations	(400)	(862)
Net cash used in discontinued operations	(400)	(862)

Effect of exchange rate changes on cash and cash equivalents	(2,378)	251
Net decrease in cash and cash equivalents	(34,892)	(39,557)
Cash and cash equivalents at beginning of period	1,676,808	1,844,877
Cash and cash equivalents at end of period	$1,641,916	$1,805,320

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

1. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim periods and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America ("GAAP") for complete financial statements. These unaudited interim condensed consolidated financial statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes for Dover Corporation ("Dover" or the "Company") for the year ended December 31, 2025, included in the Company's Annual Report on Form 10-K filed with the SEC on February 13, 2026. The year-end consolidated balance sheet was derived from audited financial statements.

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

The Environmental Solutions Group ("ESG") business, an operating company within the Engineered Products segment, was sold during the fourth quarter of 2024 and reported as discontinued operations. Therefore, the Company has classified the results of operations related to the disposal of ESG as discontinued operations in the condensed consolidated statements of earnings and the condensed consolidated statements of cash flows. The discussion in the notes to these condensed consolidated financial statements, unless otherwise noted, relates solely to our continuing operations. See Note 4 — Discontinued and Disposed Operations for further details.

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

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
At March 31, 2026, we estimated that $325,426 in revenue is expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. We expect to recognize approximately 73.5% of the Company's unsatisfied (or partially unsatisfied) performance obligations as revenue through 2027, 14.7% in 2028, with the remaining balance to be recognized in 2029 and thereafter.

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

The following table provides information about contract assets and contract liabilities from contracts with customers:

	March 31, 2026	December 31, 2025	December 31, 2024
Contract assets - current	$38,780	$36,018	$22,413
Contract liabilities - current	163,428	155,025	198,629
Contract liabilities - non-current	6,087	4,427	4,452

The revenue recognized during the three months ended March 31, 2026 and 2025 that was included in contract liabilities at the beginning of the period amounted to $80,543 and $74,189, respectively.

3. Acquisitions

2026 Acquisitions

One immaterial acquisition was completed during the three months ended March 31, 2026, within the Engineered Products segment.

2025 Acquisitions

During the three months ended March 31, 2025, the Company acquired one business. On January 17, 2025, the Company acquired 100% of the equity interest in Cryogenic Machinery Corp. ("Cryo-Mach"), a provider of cryogenic centrifugal pumps, mechanical seals and accessories, for total consideration of $28,909, net of cash acquired and inclusive of measurement period adjustments. The Cryo-Mach business was acquired to expand the Company's participation in cryogenic applications within the Pumps & Process Solutions segment. In connection with this acquisition, the Company recorded tax-deductible goodwill of $9,250 and intangible assets of $21,020, primarily related to customer intangibles. The goodwill recorded as a result of the acquisition represents economic benefits expected to be derived from product line expansions and operational synergies.

4. Discontinued and Disposed Operations

Discontinued Operations

On October 8, 2024, the Company completed the sale of the ESG business, an operating company within the Engineered Products segment, to Terex Corporation for total consideration, net of cash transferred, of $2.0 billion. The ESG sale qualifies for discontinued operations reporting because its disposal represented a strategic shift with a major effect on the Company's operations and financial results. As a result, the Company has classified the results of operations as discontinued operations in the condensed consolidated statements of earnings and the condensed consolidated statements of cash flows for the three months ended March 31, 2026 and 2025. During the three months ended March 31, 2026, other post-closing adjustments of $400 ($316 after-tax) were recorded resulting in a loss from discontinued operations in the condensed consolidated statements of earnings. During the three months ended March 31, 2025, net working capital adjustments of $9,796 ($7,739 after-tax) and other post-closing adjustments of $862 ($681 after-tax) were recorded resulting in a loss from discontinued operations, net of $8,420 in the condensed consolidated statements of earnings.

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

Dispositions

There were no dispositions in 2025 or 2026.

5. Inventories, net

	March 31, 2026	December 31, 2025
Raw materials	$840,868	$765,453
Work in progress	258,015	235,523
Finished goods	422,539	422,229
Subtotal	1,521,422	1,423,205
Less reserves	(150,586)	(150,421)
Total	$1,370,836	$1,272,784

6. Property, Plant and Equipment, net

	March 31, 2026	December 31, 2025
Land	$67,929	$68,650
Buildings and improvements	715,340	705,756
Machinery, equipment and other	2,180,818	2,170,149
Property, plant and equipment, gross	2,964,087	2,944,555
Accumulated depreciation	(1,849,707)	(1,824,932)
Property, plant and equipment, net	$1,114,380	$1,119,623

Depreciation expense totaled $43,718 and $38,669 for the three months ended March 31, 2026 and 2025, respectively.

7. Credit Losses

The Company is exposed to credit losses primarily through sales of products and services. Due to the short-term nature of such receivables, the estimated amount of accounts receivable that may not be collected is based on the aging of the accounts receivable balances and other historical information on the financial condition of customers adjusted for current conditions. The Company has elected the practical expedient to assume that current conditions as of the balance sheet date do not change for the remaining life of the assets. Balances are written off when determined to be uncollectible.

The following table provides a rollforward of the allowance for credit losses deducted from accounts receivable that represent the net amount expected to be collected.

	2026	2025
Balance at January 1	$35,418	$28,794
Provision for expected credit losses, net of recoveries	2,452	1,773
Amounts written off charged against the allowance	(754)	(892)
Other, including foreign currency translation	323	5,031
Balance at March 31	$37,439	$34,706

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
8. Goodwill and Other Intangible Assets

The changes in the carrying value of goodwill by reportable segments were as follows:

	Engineered Products	Clean Energy & Fueling	Imaging & Identification	Pumps & Process Solutions	Climate & Sustainability Technologies	Total
Balance at January 1, 2026	$430,807	$1,759,039	$1,119,608	$1,607,260	$513,324	$5,430,038
Measurement period adjustments	—	—	—	415	—	415
Foreign currency translation	(2,635)	(7,923)	(7,919)	(10,117)	(464)	(29,058)
Balance at March 31, 2026	$428,172	$1,751,116	$1,111,689	$1,597,558	$512,860	$5,401,395

The Company’s definite-lived and indefinite-lived intangible assets by major asset class were as follows:

	March 31, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Customer intangibles	$2,648,589	$1,401,323	$1,247,266	$2,663,551	$1,369,528	$1,294,023
Trademarks	309,675	183,987	125,688	311,501	180,564	130,937
Patents	196,774	150,014	46,760	197,671	148,694	48,977
Unpatented technologies	366,510	208,929	157,581	369,832	203,960	165,872
Distributor relationships	84,850	76,314	8,536	85,840	75,919	9,921
Other	37,719	17,910	19,809	28,301	15,147	13,154
Total	3,644,117	2,038,477	1,605,640	3,656,696	1,993,812	1,662,884
Unamortized intangible assets:
Trademarks	96,688	—	96,688	96,732	—	96,732
Total intangible assets, net	$3,740,805	$2,038,477	$1,702,328	$3,753,428	$1,993,812	$1,759,616

For the three months ended March 31, 2026 and 2025, amortization expense was $53,703 and $48,749, respectively. Amortization expense is primarily comprised of acquisition-related intangible amortization.

9. Restructuring Activities

The Company's restructuring charges by segment were as follows:

	Three Months Ended March 31,
	2026	2025
Engineered Products	$1,724	$2,468
Clean Energy & Fueling	7,542	1,768
Imaging & Identification	1,036	169
Pumps & Process Solutions	10,971	1,945
Climate & Sustainability Technologies	8,526	1,666
Corporate	412	294
Total	$30,211	$8,310

These amounts are classified in the condensed consolidated statements of earnings as follows:
Cost of goods and services	$16,889	$4,320
Selling, general and administrative expenses	13,322	3,990
Total	$30,211	$8,310

The restructuring expenses of $30,211 incurred during the three months ended March 31, 2026 were primarily related to headcount reductions and exit costs in the Pumps & Process Solutions, Climate & Sustainability Technologies and Clean

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
Energy & Fueling segments. These restructuring programs were initiated in 2025 and 2026 and the Company will continue to make proactive adjustments to its cost structure to align with current demand trends.

The Company’s severance and exit accrual activities were as follows:

	Severance	Exit		Total
Balance at January 1, 2026	$15,155	$3,439		$18,594
Restructuring charges	20,600	9,611	(1)	30,211
Payments	(8,192)	(5,300)		(13,492)
Other, including foreign currency translation	(243)	(4,454)	(1)	(4,697)
Balance at March 31, 2026	$27,320	$3,296		$30,616
(1) Exit reserves activity includes non-cash asset charges within the Climate & Sustainability Technologies and Clean Energy & Fueling segments.

10. Borrowings

Borrowings consist of the following:

		Carrying amount (1)
	Principal	March 31, 2026	December 31, 2025
Long-term
1.25% 10-year notes due November 9, 2026 (euro-denominated)	€600,000	692,848	706,677
0.750% 8-year notes due November 4, 2027 (euro-denominated)	€500,000	576,532	588,082
6.65% 30-year debentures due June 1, 2028	$200,000	199,782	199,757
2.950% 10-year notes due November 4, 2029	$300,000	298,639	298,544
3.50% 8-year notes due November 12, 2033 (euro-denominated)	€550,000	630,167	642,927
5.375% 30-year debentures due October 15, 2035	$300,000	297,619	297,557
6.60% 30-year notes due March 15, 2038	$250,000	248,647	248,618
5.375% 30-year notes due March 1, 2041	$350,000	345,879	345,810
Total long-term debt		3,290,113	3,327,972
Less long-term debt current portion		(692,848)	(706,677)
Net long-term debt		$2,597,265	$2,621,295
(1) Carrying amount is net of unamortized debt discount and deferred debt issuance costs. Total unamortized debt discounts on total long-term debt were $8.0 million and $8.6 million as of March 31, 2026 and December 31, 2025, respectively. Total deferred debt issuance costs on total long-term debt were $9.2 million and $9.7 million as of March 31, 2026 and December 31, 2025, respectively.

The discounts are being amortized to interest expense using the effective interest method over the life of the issuances. The deferred issuance costs are amortized on a straight-line basis over the life of the debt, as this approximates the effective interest method.

As of March 31, 2026, the Company maintained a $1.0 billion five-year unsecured revolving credit facility and a $500.0 million 364-day unsecured revolving credit facility (together, the "Credit Agreements") with a syndicate of banks. The 364-day credit facility expired on April 2, 2026. The Credit Agreements are designated as a liquidity back-stop for the Company's commercial paper program and also are available for general corporate purposes. At the Company's election, loans under the Credit Agreements will bear interest at a base rate plus an applicable margin. The Credit Agreements require the Company to pay facility fees and impose various restrictions on the Company such as, among other things, a requirement to maintain a minimum interest coverage ratio of consolidated EBITDA to consolidated net interest expense of not less than 3.0 to 1. As of March 31, 2026 and December 31, 2025, there were no outstanding borrowings under the five-year or 364-day credit facilities.

On April 2, 2026, the Company entered into a new $1.5 billion five-year unsecured revolving credit facility with a syndicate of banks on substantially similar terms as the existing Credit Agreements. The new five-year credit facility replaced the existing Credit Agreements. See Note 20 — Subsequent Events for additional details.

The Company was in compliance with all covenants in the Credit Agreements and other long-term debt covenants at March 31, 2026 and had an interest coverage ratio of consolidated EBITDA to consolidated net interest expense of 40.8 to 1.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
Letters of Credit and other Guarantees

As of March 31, 2026, the Company had approximately $230.0 million outstanding in letters of credit, surety bonds, and performance and other guarantees which primarily expire on various dates through 2035. These letters of credit and bonds are primarily issued as security for insurance, warranty and other performance obligations. In general, we would only be liable for the amount of these guarantees in the event of default in the performance of our obligations, the probability of which is believed to be remote.

11. Financial Instruments

Cash Flow Hedges

The Company is exposed to market risk for changes in foreign currency exchange rates due to the global nature of its operations and certain commodity risks. In order to manage these risks, the Company has hedged portions of its forecasted sales and purchases which occur within the next twelve months that are denominated in non-functional currencies, with currency forward contracts designated as cash flow hedges. At March 31, 2026 and December 31, 2025, the Company had contracts with total notional amounts of $131,207 and $153,765, respectively, to exchange currencies, principally euro, pound sterling, Swedish krona, Canadian dollar, Chinese yuan, and Swiss franc. The Company believes it is probable that all forecasted cash flow transactions will occur.

In addition, the Company had outstanding contracts with a total notional amount of $88,363 and $74,403 as of March 31, 2026 and December 31, 2025, respectively, that are not designated as hedging instruments. These instruments are used to reduce the Company's exposure for operating receivables and payables that are denominated in non-functional currencies. Gains and losses on these contracts are recorded in other income, net in the condensed consolidated statements of earnings.

The following table sets forth the fair values of derivative instruments designated as cash flow hedges held by the Company as of March 31, 2026 and December 31, 2025 and the balance sheet lines in which they are recorded:

	Fair Value Asset (Liability)
	March 31, 2026	December 31, 2025	Balance Sheet Caption
Foreign currency forward	$1,630	$647	Prepaid and other current assets
Foreign currency forward	(177)	(654)	Other accrued expenses

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

Net Investment Hedges

The Company designates certain non-derivative instruments as net investment hedges to hedge the net assets of certain foreign subsidiaries which are exposed to volatility in foreign currency exchange rates. The Company has designated the €600,000, €500,000, and €550,000 of euro-denominated notes issued November 9, 2016, November 4, 2019, and November 12, 2025, respectively, as hedges of its net investment in euro-denominated operations.

Changes in the value of the euro-denominated debt, which are calculated using the spot method, are recognized in foreign currency translation adjustments within other comprehensive earnings (loss) of the condensed consolidated statements of comprehensive earnings. These changes in fair value of the euro-denominated debt resulting from exchange rate differences are

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
offset by changes in the net investment due to the high degree of effectiveness between the hedging instruments and the exposure being hedged.

Amounts recognized in other comprehensive earnings (loss) for the gains (losses) on net investment hedges were as follows:

	Three Months Ended March 31,
	2026	2025
Gain (loss) on euro-denominated debt	$38,865	$(42,413)
Tax (expense) benefit	(8,760)	9,588
Net gain (loss) on net investment hedges, net of tax	$30,105	$(32,825)

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

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
	Level 2	Level 2
Assets:
Foreign currency cash flow hedges	$1,630	$647
Liabilities:
Foreign currency cash flow hedges	177	654

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

The estimated fair value of long-term debt at March 31, 2026 and December 31, 2025, was $2,600,274 and $2,652,750, respectively. The estimated fair value of long-term debt is based on quoted market prices for similar instruments and is, therefore, classified as Level 2 within the fair value hierarchy.

The carrying values of cash and cash equivalents, trade receivables, accounts payable, and current portion of long-term debt approximate their fair values as of March 31, 2026 and December 31, 2025 due to the short-term nature of these instruments.

12. Income Taxes

The effective tax rates for the three months ended March 31, 2026 and 2025 were 20.1% and 19.0%, respectively. The increase in the effective tax rate for the three months ended March 31, 2026 relative to the prior year comparable period was primarily due to a prior year reorganization.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

Dover and its subsidiaries file tax returns in the U.S., including various state and local returns, and in other foreign jurisdictions. The Company is routinely audited by taxing authorities in its filing jurisdictions, and a number of these audits are currently underway. We believe adequate provision has been made for all income tax uncertainties.

13. Equity Incentive Program

The Company typically makes its annual grants of equity awards pursuant to actions taken by the Compensation Committee of the Board of Directors at its regularly scheduled first quarter meeting. During the three months ended March 31, 2026, the Company issued stock-settled appreciation rights ("SARs") covering 266,199 shares, performance share awards ("PSAs") of 32,294 and restricted stock units ("RSUs") of 56,039. During the three months ended March 31, 2025, the Company issued SARs covering 282,917 shares, PSAs of 34,458 and RSUs of 57,614.

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

The assumptions used in determining the fair value of the SARs awarded during the respective periods were as follows:

	SARs
	2026	2025
Risk-free interest rate	3.66%	4.35%
Dividend yield	0.90%	1.02%
Expected life (years)	5.5	5.5
Volatility	23.47%	30.50%
Grant price	$231.63	$202.33
Fair value per share at date of grant	$61.59	$66.39

The PSAs granted in 2026 and 2025 vest based on the attainment of two equally weighted measures: (i) Dover’s performance relative to established internal metrics (performance condition) and (ii) Dover's performance relative to its peer group (companies listed under the S&P 500 Industrials sector; market condition).

The grant date fair value of the performance condition portion is determined using Dover’s closing stock price at the date of grant and the amount of expense recognized over the vesting period is subject to adjustment based on the expected attainment of the performance condition. The grant date fair value per share of the 2026 and 2025 PSAs' performance condition portion were $231.63 and $202.33, respectively.

The grant date fair value of the 2026 and 2025 market condition portion is determined using the Monte Carlo simulation model. The amount of expense recognized over the vesting period is not subject to change based on future market conditions. The assumptions used in the Monte Carlo model to determine the fair value of the PSAs granted in the respective periods were as follows:

	PSAs
	2026	2025
Risk-free interest rate	3.39%	4.21%
Dividend yield	0.90%	1.02%
Expected life (years)	2.9	2.9
Volatility	25.10%	23.10%
Grant price	$231.63	$202.33
Fair value per share at date of grant	$403.67	$318.38

The performance and vesting period for all 2026 and 2025 PSAs is three years.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
The Company also has granted RSUs, and the fair value of these awards was determined using Dover's closing stock price on the date of grant, which was $231.63 and $202.33 for RSUs granted in 2026 and 2025, respectively.

Stock-based compensation is reported within selling, general and administrative expenses in the condensed consolidated statements of earnings. The following table summarizes the Company’s compensation expense relating to all stock-based incentive plans:

	Three Months Ended March 31,
	2026	2025
Pre-tax stock-based compensation expense	$20,960	$23,874
Tax benefit	(2,195)	(2,504)
Total stock-based compensation expense, net of tax	$18,765	$21,370

14. Commitments and Contingent Liabilities

Litigation

A few of the Company’s subsidiaries are involved in legal proceedings relating to the cleanup of waste disposal sites identified under federal and state statutes which provide for the allocation of such costs among "potentially responsible parties." In each instance, the extent of the Company’s liability appears to be relatively insignificant in relation to the total projected expenditures and the number of other "potentially responsible parties" involved and is anticipated to be immaterial to the Company. In addition, a few of the Company’s subsidiaries are involved in ongoing remedial activities at certain current and former plant sites, in cooperation with regulatory agencies, and appropriate estimated liabilities have been established. At March 31, 2026 and December 31, 2025, these estimated liabilities for environmental and other matters, including private party claims for exposure to hazardous substances that are probable and estimable, were not significant.

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

The Company has estimated liabilities for these other legal matters that are probable and estimable, and at March 31, 2026 and December 31, 2025, these estimated liabilities were immaterial. While it is not possible at this time to predict the outcome of these legal actions, in the opinion of management, based on the aforementioned reviews, the Company is not currently involved in any legal proceedings which, individually or in the aggregate, could have a material effect on its financial position, results of operations, or cash flows.

See also Note 4 — Discontinued and Disposed Operations for details on litigation related to a discontinued operation.

Warranty Accruals

Estimated warranty program claims are provided for at the time of sale of the Company's products. Amounts provided for are based on historical costs and adjusted for new claims and are included within other accrued expenses and other liabilities in the condensed consolidated balance sheets. The changes in the carrying amount of product warranties through March 31, 2026 and 2025, were as follows:

	2026	2025
Balance at January 1	$45,858	$42,055
Provision for warranties	14,241	12,267
Settlements made	(13,145)	(12,961)
Other adjustments, including acquisitions and currency translation	(584)	740
Balance at March 31	$46,370	$42,101

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
Supply Chain Financing

Outstanding payments related to Supply Chain Financing ("SCF") programs are recorded within accounts payable in our condensed consolidated balance sheets. Amounts due to the SCF programs financial institutions as of March 31, 2026 and December 31, 2025 were approximately $126,694 and $117,884, respectively.

15. Accumulated Other Comprehensive Earnings (Loss)

Amounts reclassified from accumulated other comprehensive earnings (loss) to earnings during the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	2026	2025
Pension plans:
Amortization of actuarial gain	$(506)	$(408)
Amortization of prior service credits	(64)	(195)
Total before tax	(570)	(603)
Tax provision	122	132
Net of tax	$(448)	$(471)
Cash flow hedges:
Net gain reclassified into earnings	$(263)	$(479)
Tax provision	61	78
Net of tax	$(202)	$(401)

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

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
Segment financial information and a reconciliation of segment results to consolidated results were as follows:

	Three Months Ended March 31,
	2026	2025
Revenue:
Engineered Products	$266,639	$254,646
Clean Energy & Fueling	554,809	491,148
Imaging & Identification	285,420	280,090
Pumps & Process Solutions	537,810	493,573
Climate & Sustainability Technologies	411,060	347,888
Total segment revenues	2,055,738	1,867,345
Intersegment eliminations	(2,115)	(1,286)
Total consolidated revenue	$2,053,623	$1,866,059
Adjusted cost of goods and services:(1)
Engineered Products	$182,548	$173,080
Clean Energy & Fueling	359,439	315,194
Imaging & Identification	130,709	123,625
Pumps & Process Solutions	264,099	252,164
Climate & Sustainability Technologies	288,899	244,700
Total adjusted segment cost of goods and services	$1,225,694	$1,108,763
Adjusted selling, general and administrative expenses:(2)
Engineered Products	$39,100	$37,452
Clean Energy & Fueling	96,329	90,310
Imaging & Identification	77,254	78,890
Pumps & Process Solutions	104,219	90,134
Climate & Sustainability Technologies	58,166	51,069
Total adjusted segment selling, general and administrative expenses	$375,068	$347,855
Earnings from continuing operations:
Segment earnings:
Engineered Products	$44,991	$44,114
Clean Energy & Fueling	99,041	85,644
Imaging & Identification	77,457	77,575
Pumps & Process Solutions	169,492	151,275
Climate & Sustainability Technologies	63,995	52,119
Total segment earnings	454,976	410,727
Purchase accounting expenses (3)	54,579	49,104
Restructuring and other costs (4)	36,795	9,397
Gain on dispositions (5)	—	(2,468)
Corporate expense / other (6)	49,238	51,959
Interest expense	29,522	27,608
Interest income	(14,060)	(20,254)
Earnings before provision for income taxes	298,902	295,381
Provision for income taxes	60,153	56,140
Earnings from continuing operations	$238,749	$239,241
(1) Adjusted cost of goods and services exclude expenses related to purchase accounting and restructuring and other costs.
(2) Adjusted selling, general and administrative expenses exclude expenses related to purchase accounting, restructuring and other costs, and gain on dispositions and include other income, net.
(3) Purchase accounting expenses are primarily comprised of amortization of intangible assets.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
(4) Restructuring and other costs relate to actions taken for headcount reductions, facility consolidations and site closures, product line exits, and other asset charges. Restructuring and other costs consist of the following:

	Three Months Ended March 31,
	2026	2025
Restructuring	$30,211	$8,310
Other costs, net	6,584	1,087
Restructuring and other costs	$36,795	$9,397
(5) Gain on dispositions, including post-closing adjustments.
(6) Certain expenses are maintained at the corporate level and not allocated to the segments. These expenses include executive and functional compensation costs, non-service pension costs, non-operating insurance expenses, shared business services and digital and IT overhead costs, deal related expenses and various administrative expenses relating to the corporate headquarters.

	Three Months Ended March 31,
	2026	2025
Segment earnings margins:
Engineered Products	16.9%	17.3%
Clean Energy & Fueling	17.9%	17.4%
Imaging & Identification	27.1%	27.7%
Pumps & Process Solutions	31.5%	30.6%
Climate & Sustainability Technologies	15.6%	15.0%
Total segments	22.2%	22.0%

Depreciation and amortization:
Other depreciation and amortization:(7)
Engineered Products	$5,486	$4,800
Clean Energy & Fueling	8,552	8,578
Imaging & Identification	4,208	4,093
Pumps & Process Solutions	14,012	12,601
Climate & Sustainability Technologies	8,069	7,325
Total other depreciation and amortization	40,327	37,397
Corporate depreciation and amortization	1,928	1,840
Depreciation and amortization included in purchase accounting expenses and restructuring and other	55,166	48,181
Consolidated depreciation and amortization total	$97,421	$87,418
(7) Other depreciation and amortization relates to property, plant, and equipment and intangibles, and excludes amounts related to purchase accounting expenses and restructuring and other costs.

	Three Months Ended March 31,
Capital expenditures:	2026	2025
Engineered Products	$5,615	$5,822
Clean Energy & Fueling	12,123	11,093
Imaging & Identification	9,479	9,656
Pumps & Process Solutions	13,879	12,467
Climate & Sustainability Technologies	17,878	8,598
Corporate	834	556
Total capital expenditures	$59,808	$48,192

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

Selected financial information by segment (continued):

Total assets:	March 31, 2026	December 31, 2025
Engineered Products	$1,102,991	$1,091,594
Clean Energy & Fueling	3,619,224	3,607,567
Imaging & Identification	1,840,238	1,827,454
Pumps & Process Solutions	3,443,584	3,479,147
Climate & Sustainability Technologies	1,525,201	1,426,174
Corporate (8)	1,975,442	1,990,487
Total assets	$13,506,680	$13,422,423
(8) Corporate assets are comprised primarily of cash and cash equivalents.

The following table presents revenue disaggregated by geography based on the location of the Company's customers:

	Three Months Ended March 31,
Revenue by geography:	2026	2025
United States	$1,142,717	$1,023,117
Europe	447,773	397,291
Asia	216,073	208,732
Other Americas	169,581	159,896
Other	77,479	77,023
Total	$2,053,623	$1,866,059

For the three months ended March 31, 2026 and 2025, the U.S. was the largest geographical market for revenue for the Engineered Products, Clean Energy & Fueling, Pumps & Process Solutions, and Climate & Sustainability Technologies segments, and Europe was the largest market for the Imaging & Identification segment.

17. Stockholders' Equity

Share Repurchases

In August 2023, the Company's Board of Directors approved a new standing share repurchase authorization whereby the Company may repurchase up to 20 million shares beginning on January 1, 2024 through December 31, 2026.

On November 10, 2025, the Company entered into a $500,000 accelerated share repurchase agreement (the "ASR Agreement") with JP Morgan Chase Bank, N.A. ("JP Morgan") to repurchase its shares in an accelerated share repurchase program (the "ASR Program"). The ASR Program is classified as equity, initially recorded at fair value with no subsequent remeasurement. The Company conducted the ASR Program under the current share repurchase authorization. The Company funded the ASR Program with cash on hand.

Under the terms of the ASR Agreement, the Company paid JP Morgan $500,000 on November 12, 2025, and on that date received initial delivery of 2,334,010 shares, representing a substantial majority of the shares expected to be retired over the course of the ASR Program. The ASR Program completed in April 2026. The impact of the shares that were received at the completion of the ASR Program is anti-dilutive and therefore excluded from the calculation of diluted earnings per share. See Note 20 — Subsequent Events for additional details.

In the three months ended March 31, 2026, exclusive of the ASR Agreement, the Company repurchased 250,000 shares at a total cost of $53,937, or $215.75 per share. In the three months ended March 31, 2025, the Company repurchased 200,000 shares at a total cost of $40,700, or $203.50 per share.

As of March 31, 2026, 14,346,708 shares remain authorized for repurchase under the August 2023 share repurchase authorization.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
18. Earnings per Share

The following table sets forth a reconciliation of the information used in computing basic and diluted earnings per share:

	Three Months Ended March 31,
	2026	2025
Earnings from continuing operations	$238,749	$239,241
Loss from discontinued operations, net	(316)	(8,420)
Net earnings	$238,433	$230,821
Basic earnings per common share:
Earnings from continuing operations	$1.77	$1.74
Loss from discontinued operations, net	$—	$(0.06)
Net earnings	$1.77	$1.68
Weighted average shares outstanding	134,977,000	137,267,000
Diluted earnings per common share:
Earnings from continuing operations	$1.76	$1.73
Loss from discontinued operations, net	$—	$(0.06)
Net earnings	$1.75	$1.67
Weighted average shares outstanding	135,895,000	138,260,000

The following table is a reconciliation of the share amounts used in computing earnings per share:

	Three Months Ended March 31,
	2026	2025
Weighted average shares outstanding - basic	134,977,000	137,267,000
Dilutive effect of assumed exercise of SARs and vesting of performance shares and RSUs	918,000	993,000
Weighted average shares outstanding - diluted	135,895,000	138,260,000

Diluted earnings per share amounts are computed using the weighted average number of common shares outstanding and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of SARs and vesting of performance shares and RSUs, as determined using the treasury stock method.

The number of anti-dilutive potential common shares excluded from the calculation above were approximately 60,000 and 42,000 for the three months ended March 31, 2026 and 2025, respectively.

19. Recent Accounting Pronouncements

Recently Issued Accounting Standards

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

Recently Adopted Accounting Standard

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

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides entities the option of a practical expedient in the estimation of credit losses. The amendments are effective for fiscal years beginning after December 15, 2025, and interim periods within those annual reporting periods. Early adoption is permitted. The Company adopted the guidance as of January 1, 2026. The adoption did not have a material impact on the Company's condensed consolidated financial statements. See Note 7 — Credit Losses for further details.

In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which changes the requirements for when entities may begin capitalizing costs for internal-use software. The amendments are effective for fiscal years beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The Company adopted the guidance on January 1, 2026. The adoption did not have a material impact on the Company's condensed consolidated financial statements.

20. Subsequent Events

In April 2026, JP Morgan delivered 153,652 additional shares which completed the ASR Program. Over the course of the ASR Program, the Company received a total of 2,487,662 shares. The total number of shares ultimately repurchased under the ASR Agreement was based on the average of the daily volume-weighted average share price of Dover's common stock during the calculation period of the ASR Program, less a discount, which was $200.99.

On April 2, 2026, the Company entered into a new $1.5 billion five-year unsecured revolving credit facility with a syndicate of banks on substantially similar terms as the existing Credit Agreements. The $1.0 billion five-year unsecured revolving credit facility was terminated upon execution of the new credit facility and the $500.0 million 364-day unsecured revolving credit facility expired on the same day. The lenders' commitments under the new five-year credit agreement will terminate, and the loans under that credit agreement will mature, on April 2, 2031. As of April 23, 2026, there are no outstanding loans under the new revolving credit facility.

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

In the first quarter of 2026, revenue was $2.1 billion, which increased $187.6 million, or 10.1%, as compared to the first quarter of 2025. This increase was driven by organic revenue growth of 5.3%, a favorable impact from foreign currency translation of 2.9% and acquisition-related revenue growth of 1.9%. Revenue growth was primarily driven by continued demand strength in our secular-growth-exposed end markets and pricing actions. The acquisition-related growth was primarily driven by our acquisitions in the Pumps & Process Solutions segment.

The 5.3% organic revenue growth for the first quarter of 2026 was driven by our Climate & Sustainability Technologies, Clean Energy & Fueling, and Engineered Products segments which grew 15.2%, 11.1%, and 2.1%, respectively. The growth was partially offset by the Imaging & Identification and Pumps & Process Solutions segments which declined 3.3% and 0.8%, respectively. For further information, see "Segment Results of Operations" within this Item 2.

From a geographic perspective, organic revenue for the U.S., our largest market, increased 12.1% in the first quarter of 2026 compared to the prior year comparable quarter, primarily driven by an increase in organic revenue in the Clean Energy & Fueling, Climate & Sustainability Technologies and Pumps & Process Solutions segments. Organic revenue increased for the Other Americas by 3.0% and decreased for Asia, Europe, and all other geographic markets by 4.7%, 4.2%, and 3.3%, respectively.

Bookings were $2.5 billion for the three months ended March 31, 2026, an increase of $474.1 million or 23.8% compared to the prior year comparable quarter. Bookings increased across all segments and most notably in the Climate & Sustainability Technologies segment.

Restructuring and other costs for the three months ended March 31, 2026 were $36.8 million, which included restructuring charges of $30.2 million and other costs of $6.6 million. Restructuring and other costs were primarily related to headcount reductions and exit costs in the Pumps & Process Solutions, Climate & Sustainability Technologies and Clean Energy & Fueling segments. For further discussion related to our restructuring and other costs, see "Restructuring and Other Costs (Benefits)," within this Item 2.

In the three months ended March 31, 2026, the Company repurchased 250,000 shares at a total cost of $53.9 million, or $215.75 per share. As of March 31, 2026, 14,346,708 shares remain authorized for repurchase under the August 2023 share repurchase authorization.

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended March 31,
(dollars in thousands, except per share figures)	2026	2025	% / Point Change
Revenue	$2,053,623	$1,866,059	10.1%
Cost of goods and services	1,255,488	1,120,559	12.0%
Gross profit	798,135	745,500	7.1%
Gross profit margin	38.9%	40.0%	(1.1)
Selling, general and administrative expenses	492,226	449,191	9.6%
Selling, general and administrative expenses as a percent of revenue	24.0%	24.1%	(0.1)
Operating earnings	305,909	296,309	3.2%
Interest expense	29,522	27,608	6.9%
Interest income	(14,060)	(20,254)	(30.6)%
Gain on dispositions	—	(2,468)	nm*
Other income, net	(8,455)	(3,958)	nm*
Earnings before provision for income taxes	298,902	295,381	1.2%
Provision for income taxes	60,153	56,140	7.1%
Effective tax rate	20.1%	19.0%	1.1
Earnings from continuing operations	238,749	239,241	(0.2)%
Loss from discontinued operations, net	(316)	(8,420)	nm*
Net earnings	$238,433	$230,821	3.3%
Earnings per common share from continuing operations - diluted	$1.76	$1.73	1.7%
* nm - not meaningful

Revenue

Revenue for the three months ended March 31, 2026 increased $187.6 million, or 10.1%, from the prior year comparable quarter. The increase in revenue was driven by organic revenue growth of 5.3%, primarily in our Climate & Sustainability Technologies, Clean Energy & Fueling and Engineered Products segments, a favorable impact from foreign currency translation of 2.9% and acquisition-related growth of 1.9%. Customer pricing favorably impacted revenue by approximately 1.8% in the first quarter of 2026 and by 1.3% in the prior year comparable quarter.

Gross Profit

Gross profit for the three months ended March 31, 2026 increased $52.6 million, or 7.1%, and gross profit margin decreased 110 basis points to 38.9%, versus the prior year comparable quarter. The gross profit margin decrease was primarily due to an unfavorable portfolio mix, partially offset by by productivity initiatives and benefits from restructuring actions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2026 increased $43.0 million, or 9.6%, from the prior year comparable quarter, primarily due to increases in employee compensation and benefits and acquisition-related amortization expense. As a percentage of revenue, selling, general and administrative expenses decreased 10 basis points as compared to the prior year comparable quarter to 24.0%.

Research and development costs, including qualifying engineering costs, are expensed when incurred and amounted to $39.6 million and $37.5 million for the three months ended March 31, 2026 and 2025, respectively. The costs as a percentage of revenue were 1.9% and 2.0% for the three months ended March 31, 2026 and 2025, respectively.

Non-Operating Items

Interest Expense, net

For the three months ended March 31, 2026, interest expense, net of interest income, increased $8.1 million, or 110.3%, to $15.5 million compared to the prior year comparable quarter. The increase was primarily due to lower interest income from highly liquid short-term investments and higher interest expense incurred from the issuance of the €550.0 million 3.50% euro-denominated notes in the fourth quarter of 2025.

Income Taxes

The effective tax rates for the three months ended March 31, 2026 and 2025 were 20.1% and 19.0%, respectively. The increase in the effective tax rate for the three months ended March 31, 2026 relative to the prior year comparable quarter was primarily due to a prior year reorganization.

On July 4, 2025, the One Big Beautiful Bill was enacted into law, introducing changes to the U.S. tax code, including making permanent certain provisions originally enacted under the Tax Cuts and Jobs Act, such as 100% bonus depreciation and the immediate expensing of domestic research and development costs. The changes do not have a material impact to our condensed consolidated financial statements.

The Company is continuing to monitor the changes in tax laws resulting from the Organization for Economic Cooperation and Development’s multi-jurisdictional plan of action to address base erosion and profit shifting. We do not expect this to have a material impact on our effective tax rate.

Earnings from Continuing Operations

Earnings from continuing operations for the three months ended March 31, 2026 remained flat at $238.7 million, or $1.76 diluted earnings per share from continuing operations, compared to $239.2 million, or $1.73 diluted earnings per share from continuing operations in the prior year comparable quarter. The increases in employee compensation and benefits expense, acquisition-related amortization expense, and interest expense, net were offset by the increase in gross profit primarily driven by strong revenue growth.

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

We report organic revenue growth (a non-GAAP measure) which excludes the impact of foreign currency exchange rates and the impact of acquisitions and divestitures. We believe that reporting organic revenue growth provides a useful comparison of our revenue performance and trends between periods. See "Non-GAAP Disclosures" at the end of this Item 2.

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

	Three Months Ended March 31,
(dollars in thousands)	2026	2025	% Change
Revenue	$266,639	$254,646	4.7%

Segment earnings	$44,991	$44,114	2.0%

Segment earnings margin	16.9%	17.3%

Operational metrics:
Bookings	$294,009	$264,538	11.1%

Components of revenue growth:
Organic growth			2.1%
Foreign currency translation			2.6%
Total revenue growth			4.7%

First Quarter 2026 Compared to the First Quarter 2025

Engineered Products revenue for the first quarter of 2026 increased $12.0 million, or 4.7%, as compared to the first quarter of 2025, driven by a favorable impact from foreign currency translation of 2.6% and organic growth of 2.1%. Customer pricing favorably impacted revenue by approximately 2.1% in the first quarter of 2026 and 1.3% in the prior year comparable quarter.

The organic revenue growth was primarily driven by pricing actions and solid demand trends across end markets. The growth outlook is favorable for the remainder of the year as we expect improvement in vehicle service business demand and constructive demand conditions across key end markets, most notably in aerospace and defense.

Engineered Products segment earnings increased $0.9 million, or 2.0%, compared to the first quarter of 2025. The increase was primarily driven by pricing actions, productivity initiatives and carry-over benefits from restructuring actions taken in 2025, partially offset by inflationary impacts and unfavorable mix. Segment earnings margin decreased to 16.9% from 17.3% as compared to the prior year comparable quarter.

Overall bookings increased 11.1% as compared to the prior year comparable quarter. The bookings increase was driven by strength in our aerospace and defense business and winch and hoist demand. Segment book-to-bill was 1.10.

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

	Three Months Ended March 31,
(dollars in thousands)	2026	2025	% Change
Revenue	$554,809	$491,148	13.0%

Segment earnings	$99,041	$85,644	15.6%

Segment earnings margin	17.9%	17.4%

Operational metrics:
Bookings	$615,197	$543,859	13.1%

Components of revenue growth:
Organic growth			11.1%
Acquisitions			0.1%
Foreign currency translation			1.8%
Total revenue growth			13.0%

First Quarter 2026 Compared to the First Quarter 2025

Clean Energy & Fueling revenue for the first quarter of 2026 increased $63.7 million, or 13.0%, as compared to the first quarter of 2025, driven by organic growth of 11.1%, a favorable foreign currency translation impact of 1.8% and acquisition-related growth of 0.1%. Acquisition-related growth was primarily driven by the acquisition of Site IQ, LLC in the third quarter of 2025. Customer pricing favorably impacted revenue in the first quarter of 2026 by approximately 2.1% and by 1.4% in the prior year comparable quarter.

The organic revenue growth was primarily driven by pricing actions and favorable demand trends in our above and below-ground retail fueling, fluid transport, and clean energy components businesses. We expect positive demand trends to continue in the rest of year driven by a favorable demand outlook across major end markets.

Clean Energy & Fueling segment earnings increased $13.4 million, or 15.6%, over the prior year comparable quarter. The increase was primarily driven by higher volumes, benefits from restructuring actions, and favorable pricing offsetting cost headwinds. Segment earnings margin increased to 17.9% from 17.4% as compared to prior year comparable quarter.

Overall bookings increased 13.1% as compared to the prior year comparable quarter. The bookings increase was primarily driven by demand in clean energy components and North America above and below-ground retail fueling equipment. Segment book-to-bill was 1.11.

Imaging & Identification

Our Imaging & Identification segment supplies precision marking and coding, product traceability, brand protection and digital textile printing equipment, as well as related consumables, software and services to the global packaged and consumer goods, pharmaceutical, industrial manufacturing, textile and other end-markets.

	Three Months Ended March 31,
(dollars in thousands)	2026	2025	% Change
Revenue	$285,420	$280,090	1.9%

Segment earnings	$77,457	$77,575	(0.2)%

Segment earnings margin	27.1%	27.7%

Operational metrics:
Bookings	$312,646	$288,169	8.5%

Components of revenue growth:
Organic decline			(3.3)%
Foreign currency translation			5.2%
Total revenue growth			1.9%

First Quarter 2026 Compared to the First Quarter 2025

Imaging & Identification revenue for the first quarter of 2026 increased $5.3 million, or 1.9%, as compared to the first quarter of 2025, driven by a favorable impact from foreign currency translation of 5.2%, partially offset by an organic revenue decline of 3.3%. Customer pricing favorably impacted revenue in the first quarter of 2026 by approximately 1.2% and by approximately 2.3% in the prior year comparable quarter.

The organic revenue decline was primarily due to shipment timing for marking and coding equipment, partially offset by pricing actions. We expect organic revenue growth to inflect positively as we move through the year driven by pricing and constructive demand trends across the segment.

Imaging & Identification segment earnings decreased $0.1 million, or 0.2%, over the prior year comparable quarter. The decrease was primarily due to lower volumes, mostly offset by favorable pricing actions and productivity initiatives. Segment earnings margin decreased to 27.1% from 27.7% in the prior year comparable quarter.

Overall bookings increased 8.5% as compared to the prior year comparable quarter. The bookings increase was primarily driven by order strength in our core marking and coding business. Segment book-to-bill was 1.10.

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

	Three Months Ended March 31,
(dollars in thousands)	2026	2025	% Change
Revenue	$537,810	$493,573	9.0%

Segment earnings	$169,492	$151,275	12.0%

Segment earnings margin	31.5%	30.6%

Operational metrics:
Bookings	$597,578	$499,287	19.7%

Components of revenue growth:
Organic decline			(0.8)%
Acquisitions			7.0%
Foreign currency translation			2.8%
Total revenue growth			9.0%

First Quarter 2026 Compared to the First Quarter 2025

Pumps & Process Solutions revenue for the first quarter of 2026 increased $44.2 million, or 9.0%, as compared to the first quarter of 2025, driven by acquisition-related growth of 7.0% and a favorable impact from foreign currency translation of 2.8%, partially offset by an organic revenue decline of 0.8%. Acquisition-related growth was driven by the acquisitions of Sikora AG and ipp Pump Products GmbH in the second quarter of 2025. Customer pricing favorably impacted revenue in the first quarter of 2026 by approximately 1.6% and by approximately 1.3% in the prior year comparable quarter.

The organic revenue decline was primarily due to anticipated revenue declines in our plastics and polymer processing solutions business as customers continue to focus on optimizing the significant capacity investments made over the last several years, partially offset by robust demand for single-use biopharma components and precision components for midstream natural gas compression and power generation. We expect organic growth to trend positively as we move through the year.

Pumps & Process Solutions segment earnings increased $18.2 million, or 12.0%, over the prior year comparable quarter. The increase was driven by favorable price vs. cost dynamics, favorable portfolio mix and the impact from acquisitions, partially offset by lower polymer processing volumes. Segment earnings margin increased to 31.5% from 30.6% in the prior year comparable quarter.

Overall bookings increased 19.7% as compared to the prior year comparable quarter. The bookings increase was primarily driven by positive demand trends in biopharmaceutical and power generation end markets, as well as the favorable impact from acquisitions. Segment book-to-bill was 1.11.

Climate & Sustainability Technologies

Our Climate & Sustainability Technologies segment is a provider of innovative and energy-efficient equipment, components, solutions, services and parts for the commercial refrigeration, heating and cooling and beverage can-making equipment end-markets.

	Three Months Ended March 31,
(dollars in thousands)	2026	2025	% Change
Revenue	$411,060	$347,888	18.2%

Segment earnings	$63,995	$52,119	22.8%

Segment earnings margin	15.6%	15.0%

Operational metrics:
Bookings	$646,960	$395,623	63.5%

Components of revenue growth:
Organic growth			15.2%
Foreign currency translation			3.0%
Total revenue growth			18.2%

First Quarter 2026 Compared to the First Quarter 2025

Climate & Sustainability Technologies revenue increased $63.2 million, or 18.2%, as compared to the first quarter of 2025, driven by an organic revenue growth of 15.2% and a favorable impact from foreign currency translation of 3.0%. Customer pricing favorably impacted revenue in the first quarter of 2026 by approximately 2.0% and by approximately 0.2% in the prior year comparable quarter.

The organic revenue growth was primarily driven by continued strong demand in CO2 refrigerant systems and recovery in refrigerated door case volumes, as well as accelerating demand for heat exchangers used in data center cooling and other applications. We expect organic growth trends to remain constructive as we progress throughout the year.

Climate & Sustainability Technologies segment earnings increased $11.9 million, or 22.8%, over the prior year comparable quarter. The increase in segment earnings was primarily driven by the favorable impact from higher volumes, productivity initiatives and the favorable mix impact from CO2 refrigerant systems growth in retail refrigeration. Segment earnings margin increased to 15.6% from 15.0% in the prior year comparable quarter.

Bookings in the first quarter of 2026 increased 63.5% from the prior year comparable quarter. The bookings increase was primarily driven by demand strength in retail refrigeration and heat exchanger demand trends, including longer lead-time orders. Segment book-to-bill was 1.57.

Reconciliation of Segment Earnings to Earnings from Continuing Operations

	Three Months Ended March 31,
(in thousands)	2026	2025
Earnings from Continuing Operations:
Segment earnings:
Engineered Products	$44,991	$44,114
Clean Energy & Fueling	99,041	85,644
Imaging & Identification	77,457	77,575
Pumps & Process Solutions	169,492	151,275
Climate & Sustainability Technologies	63,995	52,119
Total segment earnings	454,976	410,727
Purchase accounting expenses (1)	54,579	49,104
Restructuring and other costs (2)	36,795	9,397
Gain on dispositions (3)	—	(2,468)
Corporate expense / other (4)	49,238	51,959
Interest expense	29,522	27,608
Interest income	(14,060)	(20,254)
Earnings before provision for income taxes	298,902	295,381
Provision for income taxes	60,153	56,140
Earnings from continuing operations	$238,749	$239,241
(1) Purchase accounting expenses are primarily comprised of amortization of acquired intangible assets.
(2) Restructuring and other costs relate to actions taken for headcount reductions, facility consolidations and site closures, product line exits, and other asset charges.
(3) Gain on dispositions, including post-closing adjustments.
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

Restructuring and Other Costs (Benefits)

Restructuring and other costs are not presented in our segment earnings because these costs are excluded from the segment operating performance measure reviewed by management. During the three months ended March 31, 2026, we incurred restructuring charges of $30.2 million and other costs, net of $6.6 million. Restructuring charges for the three months ended March 31, 2026 were primarily related to headcount reductions and exit costs in the Pumps & Process Solutions, Climate & Sustainability Technologies and Clean Energy & Fueling segments. These restructuring programs were initiated in 2025 and 2026 and the Company will continue to make proactive adjustments to its cost structure to align with current demand trends. Other costs, net of $6.6 million for the three months ended March 31, 2026 include $3.0 million in costs associated with a footprint reduction in our Climate & Sustainability Technologies segment. These restructuring and other charges were recorded in cost of goods and services and selling, general and administrative expenses in the condensed consolidated statements of earnings. Additional programs beyond the scope of the announced programs may be implemented during 2026 with related restructuring and other cost charges.

We recorded the following restructuring and other costs for the three months ended March 31, 2026:

	Three Months Ended March 31, 2026
(in thousands)	Engineered Products	Clean Energy & Fueling	Imaging & Identification	Pumps & Process Solutions	Climate & Sustainability Technologies	Corporate	Total
Restructuring	$1,724	$7,542	$1,036	$10,971	$8,526	$412	$30,211
Other costs, net	10	1,764	1,039	393	2,960	418	6,584
Restructuring and other costs	$1,734	$9,306	$2,075	$11,364	$11,486	$830	$36,795

Restructuring and other costs for the three months ended March 31, 2025 include restructuring charges of $8.3 million and other costs, net of $1.1 million. Restructuring charges for the three months ended March 31, 2025 were primarily related to headcount reductions and exit costs across the segments. These restructuring programs were initiated in 2024 and 2025. These restructuring and other charges were recorded in cost of goods and services and selling, general and administrative expenses in the condensed consolidated statement of earnings.

We recorded the following restructuring and other costs for the three months ended March 31, 2025:

	Three Months Ended March 31, 2025
(in thousands)	Engineered Products	Clean Energy & Fueling	Imaging & Identification	Pumps & Process Solutions	Climate & Sustainability Technologies	Corporate	Total
Restructuring	$2,468	$1,768	$169	$1,945	$1,666	$294	$8,310
Other costs (benefits), net	61	115	415	(43)	401	138	1,087
Restructuring and other costs	$2,529	$1,883	$584	$1,902	$2,067	$432	$9,397

Purchase Accounting Expenses

Purchase accounting expenses primarily relate to amortization of acquired intangible assets. These expenses are not presented in our segment earnings because they are excluded from the segment operating performance measure reviewed by management. These expenses reconcile to segment earnings as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Purchase Accounting Expenses
Engineered Products	$2,849	$2,657
Clean Energy & Fueling	24,946	25,621
Imaging & Identification	5,109	5,610
Pumps & Process Solutions	17,250	10,808
Climate & Sustainability Technologies	4,425	4,408
Total	$54,579	$49,104

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

Cash Flow Summary

The following table is derived from our condensed consolidated statements of cash flows:

	Three Months Ended March 31,
Cash Flows from Operations (in thousands)	2026	2025
Net cash flows provided by (used in):
Operating activities	$190,997	$157,474
Investing activities	(61,660)	(74,186)
Financing activities	(161,451)	(122,234)

Operating Activities

Cash flow from operating activities for the three months ended March 31, 2026 increased by $33.5 million compared to March 31, 2025, primarily driven by compensation payment timing and higher operating earnings during the period for the first quarter of 2026 as compared to the first quarter of 2025.

Adjusted Working Capital: We believe adjusted working capital (a non-GAAP measure calculated as receivables, plus inventory, less accounts payable) provides a meaningful measure of liquidity by showing changes caused by operational results.

The following table provides a calculation of adjusted working capital:

Adjusted Working Capital (in thousands)	March 31, 2026	December 31, 2025
Receivables, net	$1,444,558	$1,371,352
Inventories, net	1,370,836	1,272,784
Less: Accounts payable	975,514	875,678
Adjusted working capital	$1,839,880	$1,768,458

Adjusted working capital has increased by $71.4 million, or 4.0%, for the three months ended March 31, 2026, driven by an increase of $73.2 million in net receivables and an increase of $98.1 million in net inventory, partially offset by an increase in accounts payable of $99.8 million. These amounts include the effects of acquisitions and foreign currency translation. Accounts receivable increased compared to the prior year as a result of higher revenue generation in the quarter. Inventories increased to support higher volume deliveries expected over the next several quarters, as supported by the order book and in line with historical seasonality. These factors also led to an increase in accounts payable.

Investing Activities

Cash flow from investing activities is derived from cash outflows for capital expenditures and acquisitions. The majority of the activity in investing activities was comprised of the following:

•Capital spending: Capital expenditures increased $11.6 million during the three months ended March 31, 2026, compared to the three months ended March 31, 2025, in line with our planned capital expenditures for the year, primarily driven by investments in growth and productivity.

•Acquisitions: During the three months ended March 31, 2026, we deployed approximately $0.7 million to acquire one business within the Engineered Products segment. In comparison, during the three months ended March 31, 2025, we deployed approximately $29.3 million, net to acquire one business within the Pumps & Process Solutions segment. See Note 3 — Acquisitions in the condensed consolidated financial statements in Item 1 of this Form 10-Q for further details.

We anticipate that capital expenditures and any additional acquisitions we make through the remainder of 2026 will be funded from available cash and internally generated funds and, if necessary, through the issuance of commercial paper, or by accessing the public debt or equity markets. We estimate capital expenditures in 2026 to range from $190.0 million to $210.0 million.

Financing Activities

Cash flow from financing activities generally relates to the use of cash for payment of dividends, purchases of our common stock, and cash payments related to the settlement of tax obligations for exercises of share-based awards. The majority of financing activity was attributed to the following:

•Repurchase of common stock: The Company repurchased a total of 250,000 shares for $53.9 million during the three months ended March 31, 2026 and 200,000 shares for $40.7 million during the same period in 2025. See Note 17 — Stockholders' Equity in the condensed consolidated financial statements in Item 1 of this Form 10-Q for further details.

•Dividend payments: Total dividend payments to common shareholders were $70.4 million during the three months ended March 31, 2026, as compared to $71.4 million during the same period in 2025. Our dividends paid per common share increased 1.0% to $0.52 during the three months ended March 31, 2026 compared to $0.515 during the same period in 2025.

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

The following table reconciles our free cash flow to cash flow provided by operating activities:

	Three Months Ended March 31,
Free Cash Flow (dollars in thousands)	2026	2025
Cash flow provided by operating activities	$190,997	$157,474
Less: Capital expenditures	(59,808)	(48,192)
Free cash flow	$131,189	$109,282
Cash flow from operating activities as a percentage of revenue	9.3%	8.4%
Cash flow from operating activities as a percentage of earnings from continuing operations	80.0%	65.8%
Free cash flow as a percentage of revenue	6.4%	5.9%
Free cash flow as a percentage of earnings from continuing operations	54.9%	45.7%

For the three months ended March 31, 2026, we generated free cash flow of $131.2 million, representing 6.4% of revenue and 54.9% of earnings from continuing operations. Free cash flow for the three months ended March 31, 2026 increased $21.9 million, compared to March 31, 2025, primarily driven by compensation payment timing and higher operating earnings, partially offset by higher capital expenditures.

Capitalization

We use commercial paper borrowings for general corporate purposes, including the funding of acquisitions and the repurchase of our common stock. As of March 31, 2026, we maintained $1.0 billion five-year and $500.0 million 364-day unsecured revolving credit facilities (together, the "Credit Agreements") with a syndicate of banks which expire April 6, 2028 and April 2, 2026, respectively. The Credit Agreements are designated as a liquidity back-stop for the Company's commercial paper program and also are available for general corporate purposes. As of March 31, 2026 and December 31, 2025, there were no outstanding borrowings under the five-year or 364-day credit facilities.

At the Company's election, loans under the Credit Agreements will bear interest at a base rate plus an applicable margin. The Credit Agreements require the Company to pay facility fees and impose various restrictions on the Company such as, among other things, a requirement to maintain an interest coverage ratio of consolidated EBITDA to consolidated net interest expense of not less than 3.0 to 1. The Company was in compliance with all covenants in the Credit Agreements and other long-term debt covenants at March 31, 2026 and had an interest coverage ratio of consolidated EBITDA to consolidated net interest expense of 40.8 to 1. We are not aware of any potential impairment to our liquidity and expect to remain in compliance with all of our debt covenants.

On April 2, 2026, the Company entered into a new $1.5 billion five-year unsecured revolving credit facility with a syndicate of banks on substantially similar terms as the existing Credit Agreements. The new five-year credit facility replaced the existing Credit Agreements. See Note 20 — Subsequent Events in the condensed consolidated financial statements in Item 1 of this Form 10-Q for additional details.

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

At March 31, 2026, our cash and cash equivalents totaled $1.6 billion, of which approximately $512.1 million was held outside the United States. At December 31, 2025, our cash and cash equivalents totaled $1.7 billion, of which approximately $447.8 million was held outside the United States. Cash and cash equivalents are held primarily in bank deposits with highly rated banks. We regularly hold cash in excess of near-term requirements in bank deposits or invest the funds in government money market instruments or short-term investments, which consist of investment grade time deposits with original maturity dates at the time of purchase of no greater than three months.

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

Net Debt to Net Capitalization Ratio (dollars in thousands)	March 31, 2026	December 31, 2025
Current portion of long-term debt	$692,848	$706,677
Long-term debt	2,597,265	2,621,295
Total debt	3,290,113	3,327,972
Less: Cash and cash equivalents	(1,641,916)	(1,676,808)
Net debt	1,648,197	1,651,164
Add: Stockholders' equity	7,489,886	7,405,206
Net capitalization	$9,138,083	$9,056,370
Net debt to net capitalization	18.0%	18.2%

Our net debt to net capitalization ratio decreased to 18.0% at March 31, 2026 compared to 18.2% at December 31, 2025. Net debt decreased $3.0 million during the period primarily due to the decrease in value of the euro-denominated debt resulting from foreign currency translation adjustments, partially offset by a decrease in cash and cash equivalents. Stockholders' equity increased for the period primarily driven by current earnings of $238.4 million, partially offset by dividends paid and share repurchases for the period.

In April 2026, JP Morgan delivered 153,652 additional shares upon completion of the accelerated share repurchase program ("ASR Program") initiated in the fourth quarter 2025. The Company received a total of 2,487,662 shares over the course of the ASR program. See Note 20 — Subsequent Events in the condensed consolidated financial statements in Item 1 of this Form 10-Q for additional details.

Operating cash flow and access to capital markets are expected to satisfy our various cash flow requirements, including acquisitions, capital expenditures, purchase obligations, debt maturities, and lease obligations. Acquisition spending and/or share repurchases could potentially increase our debt.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, especially MD&A, contains "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. All statements in this document other than statements of historical fact are statements that are, or could be deemed, "forward-looking" statements. Some of these statements may be indicated by words such as "may", "anticipate", "expect", "believe", "intend", "continue", "guidance", "estimates", "suggest", "will", "plan", "should", "would", "could", "forecast" and other words and terms that use the future tense or have a similar meaning. Forward-looking statements are based on current expectations and are subject to numerous important risks, uncertainties, and assumptions, including those described in our Annual Report on Form 10-K for the year ended December 31, 2025. Factors that could cause actual results to differ materially from current expectations include, among other things: general economic conditions and conditions in the particular markets in which we operate; supply chain constraints and labor shortages that could result in production stoppages, inflation in material input costs and freight logistics; the impacts of natural or human induced disasters, acts of war, terrorism, international conflicts, and public health crises or other future pandemics on the global economy and on our customers, suppliers, employees, business and cash flows; changes in customer demand and capital spending; competitive factors and pricing pressures; our ability to develop and launch new products in a cost-effective manner; changes in law, including the effect of tax laws and developments with respect to trade policy and tariffs; our ability to identify and complete acquisitions and integrate and realize synergies from newly acquired businesses; acquisition valuation levels; the impact of interest rate and currency exchange rate fluctuations; capital allocation plans and changes in those plans, including with respect to dividends, share repurchases, investments in research and development, capital expenditures and acquisitions; our ability to effectively deploy capital resulting from dispositions; our ability to derive expected benefits from restructurings, productivity initiatives and other cost reduction actions; the impact of legal compliance risks and litigation, including with respect to product quality and safety, cybersecurity and privacy; and our ability to capture and protect intellectual property rights, and various other factors that are described in our periodic reports filed with or furnished to the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2025. The Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the three months ended March 31, 2026. For a discussion of our exposure to market risk, refer to Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Item 4. Controls and Procedures

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2026.

During the first quarter of 2026, there were no changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

See Note 14 — Commitments and Contingent Liabilities in the condensed consolidated financial statements in Item 1 of this Form 10-Q.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

a.Not applicable.

b.Not applicable.

c.The below table presents shares of Dover Stock that we acquired during the quarter

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs (1)
January 1 to January 31	—	$—	—	14,596,708
February 1 to February 28	—	—	—	14,596,708
March 1 to March 31	250,000	215.75	—	14,346,708
For the First Quarter	250,000	$215.75	—	14,346,708

(1) In August 2023, the Company's Board of Directors approved a new standing share repurchase authorization whereby the Company may repurchase up to 20 million shares beginning on January 1, 2024 through December 31, 2026. The Company repurchased 250,000 shares under the August 2023 authorization during the three months ended March 31, 2026. As of March 31, 2026, the number of shares still available for repurchase under the current share repurchase authorization was 14,346,708.

(2) On November 10, 2025, the Company entered into a $500.0 million accelerated share repurchase agreement (the "ASR Agreement") with JP Morgan Chase Bank, N.A. ("JP Morgan") to repurchase its shares in an accelerated share repurchase program (the "ASR Program"). The Company funded the ASR Program with cash on hand. Under the terms of the ASR Agreement, the Company paid JP Morgan $500.0 million on November 12, 2025, and on that date received initial delivery of 2,334,010 shares, representing a substantial majority of the shares expected to be retired over the course of the ASR Program. In April 2026, JP Morgan delivered 153,652 additional shares which completed the ASR Program. Over the course of the ASR Program, the Company received a total of 2,487,662 shares. The total number of shares ultimately repurchased under the ASR Agreement was based on the average of the daily volume-weighted average share price of Dover's common stock during the calculation period of the ASR Program, less a discount, which was $200.99.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

a.- b. None.

c. During the three months ended March 31, 2026, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements as defined in Item 408 of Regulation S-K.

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

101
The following materials from Dover Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page formatted in Inline XBRL and contained in Exhibit 101.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

DOVER CORPORATION

Date:	April 23, 2026	/s/ Christopher B. Woenker
Christopher B. Woenker
Senior Vice President & Chief Financial Officer
(Principal Financial Officer)

Date:	April 23, 2026	/s/ Ryan W. Paulson
Ryan W. Paulson
Vice President, Controller
(Principal Accounting Officer)