Form 10-Q
period 2026-06-30
DOVER Corp
filed 2026-07-23
CIK 29905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☑
The number of shares outstanding of the Registrant’s common stock as of July 17, 2026 was 134,680,225.

Dover Corporation
Form 10-Q

Item 1. Financial Statements
DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$2,190,021	$2,049,592	$4,243,644	$3,915,651
Cost of goods and services	1,309,415	1,231,330	2,564,903	2,351,889
Gross profit	880,606	818,262	1,678,741	1,563,762
Selling, general and administrative expenses	488,819	463,665	981,045	912,856
Operating earnings	391,787	354,597	697,696	650,906
Interest expense	29,058	26,791	58,580	54,399
Interest income	(14,522)	(17,935)	(28,582)	(38,189)
Gain on dispositions	—	(2,176)	—	(4,644)
Other income, net	(10,447)	(4,180)	(18,902)	(8,138)
Earnings before provision for income taxes	387,698	352,097	686,600	647,478
Provision for income taxes	75,153	71,967	135,306	128,107
Earnings from continuing operations	312,545	280,130	551,294	519,371
Loss from discontinued operations, net	(299)	(1,066)	(615)	(9,486)
Net earnings	$312,246	$279,064	$550,679	$509,885

Earnings per share from continuing operations:
Basic	$2.32	$2.04	$4.09	$3.78
Diluted	$2.31	$2.03	$4.06	$3.76
Loss per share from discontinued operations:
Basic	$—	$(0.01)	$—	$(0.07)
Diluted	$—	$(0.01)	$—	$(0.07)
Net earnings per share:
Basic	$2.32	$2.03	$4.08	$3.71
Diluted	$2.30	$2.02	$4.06	$3.69
Weighted average shares outstanding:
Basic	134,759	137,226	134,869	137,261
Diluted	135,553	137,974	135,725	138,132

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net earnings	$312,246	$279,064	$550,679	$509,885
Other comprehensive (loss) earnings, net of tax
Foreign currency translation adjustments:
Foreign currency translation (loss) gain	(32,017)	88,106	(53,774)	140,112
Reclassification of foreign currency translation (gains) losses to earnings	(37)	1,858	(37)	1,858
Total foreign currency translation adjustments (net of $(7,031), $25,212, $(15,791) and $34,800 tax (provision) benefit, respectively)	(32,054)	89,964	(53,811)	141,970
Pension and other post-retirement benefit plans:
Amortization of actuarial gain included in net periodic pension cost	(396)	(293)	(790)	(605)
Amortization of prior service credits included in net periodic pension cost	(54)	(172)	(108)	(331)
Settlement and curtailment impact(1)	—	(565)	—	(565)
Total pension and other post-retirement benefit plans (net of $120, $293, $242 and $425 tax benefit, respectively)	(450)	(1,030)	(898)	(1,501)
Changes in fair value of cash flow hedges:
Unrealized net gain (loss) arising during the period	370	(3,967)	2,151	(4,923)
Net (gain) loss reclassified into earnings	(603)	965	(805)	564
Total cash flow hedges (net of $69, $877, $(392) and $1,273 tax benefit (provision), respectively)	(233)	(3,002)	1,346	(4,359)
Other comprehensive (loss) earnings, net of tax	(32,737)	85,932	(53,363)	136,110
Comprehensive earnings	$279,509	$364,996	$497,316	$645,995
(1) Included in loss from discontinued operations, net in the condensed consolidated statement of earnings.

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$1,755,971	$1,676,808
Receivables, net	1,522,327	1,371,352
Inventories, net	1,421,297	1,272,784
Prepaid and other current assets	252,220	185,996
Total current assets	4,951,815	4,506,940
Property, plant and equipment, net	1,114,018	1,119,623
Goodwill	5,376,664	5,430,038
Intangible assets, net	1,642,517	1,759,616
Other assets and deferred charges	609,202	606,206
Total assets	$13,694,216	$13,422,423

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$681,792	$706,677
Accounts payable	955,735	875,678
Accrued compensation and employee benefits	231,510	280,737
Deferred revenue	164,945	155,025
Accrued insurance	93,117	87,596
Other accrued expenses	339,207	352,053
Federal and other income taxes	36,270	60,723
Total current liabilities	2,502,576	2,518,489
Long-term debt	2,578,196	2,621,295
Deferred income taxes	450,093	394,368
Other liabilities	459,347	483,065
Stockholders' equity:
Common stock - $1 par value; 260,421,433 and 260,194,888 shares issued at June 30, 2026 and December 31, 2025	260,421	260,195
Additional paid-in capital	878,427	850,763
Retained earnings	14,630,819	14,220,582
Accumulated other comprehensive loss	(228,317)	(174,954)
Treasury stock	(7,837,346)	(7,751,380)
Total stockholders' equity	7,704,004	7,405,206
Total liabilities and stockholders' equity	$13,694,216	$13,422,423

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except per share data)
(Unaudited)

	Common stock $1 par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total stockholders' equity
Balance at April 1, 2026	$260,405	$841,809	$14,388,569	$(195,580)	$(7,805,317)	$7,489,886
Net earnings	—	—	312,246	—	—	312,246
Dividends paid ($0.52 per share)	—	—	(69,996)	—	—	(69,996)
Common stock issued for the exercise of share-based awards	16	(2,210)	—	—	—	(2,194)
Stock-based compensation expense	—	6,799	—	—	—	6,799
Common stock acquired, including accelerated share repurchase program and excise tax	—	32,029	—	—	(32,029)	—
Other comprehensive loss, net of tax	—	—	—	(32,737)	—	(32,737)
Balance at June 30, 2026	$260,421	$878,427	$14,630,819	$(228,317)	$(7,837,346)	$7,704,004

	Common stock $1 par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings (loss)	Treasury stock	Total stockholders' equity
Balance at April 1, 2025	$260,117	$907,471	$13,569,055	$(277,598)	$(7,321,278)	$7,137,767
Net earnings	—	—	279,064	—	—	279,064
Dividends paid ($0.515 per share)	—	—	(70,620)	—	—	(70,620)
Common stock issued for the exercise of share-based awards	32	2,127	—	—	—	2,159
Stock-based compensation expense	—	7,003	—	—	—	7,003
Other comprehensive earnings, net of tax	—	—	—	85,932	—	85,932
Balance at June 30, 2025	$260,149	$916,601	$13,777,499	$(191,666)	$(7,321,278)	$7,441,305

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except per share data)
(Unaudited)

	Common stock $1 par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total stockholders' equity
Balance at January 1, 2026	$260,195	$850,763	$14,220,582	$(174,954)	$(7,751,380)	$7,405,206
Net earnings	—	—	550,679	—	—	550,679
Dividends paid ($1.04 per share)	—	—	(140,442)	—	—	(140,442)
Common stock issued for the exercise of share-based awards	226	(32,124)	—	—	—	(31,898)
Stock-based compensation expense	—	27,759	—	—	—	27,759
Common stock acquired, including accelerated share repurchase program and excise tax	—	32,029	—	—	(85,966)	(53,937)
Other comprehensive loss, net of tax	—	—	—	(53,363)	—	(53,363)
Balance at June 30, 2026	$260,421	$878,427	$14,630,819	$(228,317)	$(7,837,346)	$7,704,004

	Common stock $1 par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings (loss)	Treasury stock	Total stockholders' equity
Balance at January 1, 2025	$260,031	$892,686	$13,409,633	$(327,776)	$(7,280,578)	$6,953,996
Net earnings	—	—	509,885	—	—	509,885
Dividends paid ($1.03 per share)	—	—	(142,019)	—	—	(142,019)
Common stock issued for the exercise of share-based awards	118	(6,962)	—	—	—	(6,844)
Stock-based compensation expense	—	30,877	—	—	—	30,877
Common stock acquired	—	—	—	—	(40,700)	(40,700)
Other comprehensive earnings, net of tax	—	—	—	136,110	—	136,110
Balance at June 30, 2025	$260,149	$916,601	$13,777,499	$(191,666)	$(7,321,278)	$7,441,305

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Operating Activities:
Net earnings	$550,679	$509,885
Adjustments to reconcile net earnings to cash provided by operating activities:
Loss from discontinued operations, net	615	9,486
Depreciation and amortization	194,233	181,801
Stock-based compensation expense	27,759	30,877
Gain on dispositions	—	(4,644)
Other, net	(5,197)	(12,068)
Cash effect of changes in assets and liabilities:
Accounts receivable, net	(163,949)	(62,914)
Inventories	(167,613)	(77,568)
Prepaid expenses and other assets	(36,780)	1,817
Accounts payable	91,604	(7,485)
Accrued compensation and employee benefits	(70,319)	(93,931)
Accrued expenses and other liabilities	21,996	(30,430)
Accrued and deferred taxes, net	(15,860)	(75,012)
Net cash provided by operating activities	427,168	369,814
Investing Activities:
Additions to property, plant and equipment	(107,591)	(109,124)
Acquisitions, net of cash and cash equivalents acquired	(665)	(658,480)
Proceeds from dispositions, net of cash transferred	—	5,998
Other	2,415	5,836
Net cash used in investing activities	(105,841)	(755,770)
Financing Activities:
Repurchase of common stock	(53,937)	(40,700)
Dividends paid to stockholders	(140,442)	(142,019)
Payments to settle employee tax obligations on exercise of share-based awards	(31,898)	(10,292)
Other	(8,760)	(13,458)
Net cash used in financing activities	(235,037)	(206,469)
Cash Flows from Discontinued Operations:
Net cash used in operating activities of discontinued operations	(778)	(255)
Net cash used in investing activities of discontinued operations	—	(9,796)
Net cash used in discontinued operations	(778)	(10,051)

Effect of exchange rate changes on cash and cash equivalents	(6,349)	22,492
Net increase (decrease) in cash and cash equivalents	79,163	(579,984)
Cash and cash equivalents at beginning of period	1,676,808	1,844,877
Cash and cash equivalents at end of period	$1,755,971	$1,264,893

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

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
At June 30, 2026, we estimated that $331,237 in revenue is expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. We expect to recognize approximately 65.6% of the Company's unsatisfied (or partially unsatisfied) performance obligations as revenue through 2027, 19.4% in 2028, with the remaining balance to be recognized in 2029 and thereafter.

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

The following table provides information about contract assets and contract liabilities from contracts with customers:

	June 30, 2026	December 31, 2025	December 31, 2024
Contract assets - current	$50,956	$36,018	$22,413
Contract liabilities - current	164,945	155,025	198,629
Contract liabilities - non-current	6,096	4,427	4,452

The revenue recognized during the six months ended June 30, 2026 and 2025 that was included in contract liabilities at the beginning of the period amounted to $106,586 and $116,466, respectively.

3. Acquisitions

2026 Acquisitions

One immaterial acquisition was completed during the six months ended June 30, 2026, within the Engineered Products segment.

2025 Acquisitions

During the six months ended June 30, 2025, the Company acquired three businesses in separate transactions for total consideration of $653,891, net of cash acquired and inclusive of measurement period adjustments. These businesses were acquired to complement and expand upon existing operations within the Pumps & Process Solutions Segment. The goodwill recorded as a result of these acquisitions represents the economic benefits expected to be derived from product line expansions and operational synergies. Goodwill of $9,250 is deductible for income tax purposes and $350,516 is non-deductible for income tax purposes for these acquisitions.

Sikora

On June 11, 2025, the Company acquired 99.8% of the equity interest in Sikora AG ("Sikora"), a provider of precision measurement, inspection and control solutions for production processes in the wires and cables, hoses, optical fibers and plastic industries for $608,459, net of cash acquired and inclusive of measurement period adjustments. The Sikora acquisition strengthens the Company's offerings in the Pumps & Process Solutions segment. In connection with this acquisition, the Company recorded goodwill of $340,478 and intangible assets of $219,058 for customer intangibles, $72,942 for unpatented technology and $17,690 for trademarks. The fair value for customer intangibles at the acquisition date was determined using the multi-period excess earnings method under the income approach. The fair value measurements of intangible assets are based on significant unobservable inputs, and thus represent Level 3 inputs. Significant assumptions used in assessing the fair value of intangible assets include discounted future cash flows, customer attrition rates and discount rates.

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

During the six months ended June 30, 2026, the Company recorded additional measurement period adjustments resulting in an increase to goodwill of $5,592. These adjustments are based on facts and circumstances that existed, but were not known, as of the acquisition date.

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

On June 18, 2025, the Company acquired 100% of the equity interest in ipp Pump Products GmbH ("ipp"), a specialized manufacturer of sanitary pump technologies, including hygienic lobe, progressive, and other processing equipment for $16,523, net of cash acquired and inclusive of measurement period adjustments. ipp's products expand the Company's capabilities in critical hygienic applications within the Pumps & Process Solutions segment. In connection with this acquisition, the Company recorded goodwill of $10,038 and intangible assets of $5,648, related to customer intangibles.

The amounts assigned to goodwill and major intangible asset classifications for acquisitions during the six months ended June 30, 2025 were as follows:

	Amount allocated	Weighted Average Useful Life (in years)
Goodwill	$9,250	na
Goodwill - non-deductible	350,516	na
Customer intangibles	242,626	15
Unpatented technologies	75,202	11
Trademarks	18,530	15
	$696,124	14

4. Discontinued and Disposed Operations

Discontinued Operations

On October 8, 2024, the Company completed the sale of the ESG business, an operating company within the Engineered Products segment, to Terex Corporation for total consideration, net of cash transferred, of $2.0 billion. The ESG sale qualifies for discontinued operations reporting because its disposal represented a strategic shift with a major effect on the Company's operations and financial results. As a result, the Company has classified the results of operations as discontinued operations in the condensed consolidated statements of earnings and the condensed consolidated statements of cash flows for the periods presented. During the three and six months ended June 30, 2026, other post-closing adjustments of $378 ($299 after-tax) and $778 ($615 after-tax), respectively, were recorded resulting in a loss from discontinued operations in the condensed

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
consolidated statements of earnings. During the three and six months ended June 30, 2025, other post-closing adjustments of $1,335 ($1,066 after-tax) and net working capital adjustments and other post-closing adjustments of $11,993 ($9,486 after-tax), respectively, were recorded resulting in a loss from discontinued operations in the condensed consolidated statements of earnings.

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

Dispositions

There were no material dispositions in 2025 or 2026.

5. Inventories, net

	June 30, 2026	December 31, 2025
Raw materials	$855,244	$765,453
Work in progress	277,735	235,523
Finished goods	434,889	422,229
Subtotal	1,567,868	1,423,205
Less reserves	(146,571)	(150,421)
Total	$1,421,297	$1,272,784

6. Property, Plant and Equipment, net

	June 30, 2026	December 31, 2025
Land	$69,733	$68,650
Buildings and improvements	717,390	705,756
Machinery, equipment and other	2,199,580	2,170,149
Property, plant and equipment, gross	2,986,703	2,944,555
Accumulated depreciation	(1,872,685)	(1,824,932)
Property, plant and equipment, net	$1,114,018	$1,119,623

Depreciation expense totaled $43,363 and $43,157 for the three months ended June 30, 2026 and 2025, respectively. For the six months ended June 30, 2026 and 2025, depreciation expense totaled $87,081 and $81,826, respectively.

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

	2026	2025
Balance at January 1	$35,418	$28,794
Provision for expected credit losses, net of recoveries	3,796	5,017
Amounts written off charged against the allowance	(1,239)	(2,441)
Other, including foreign currency translation	(587)	6,543
Balance at June 30	$37,388	$37,913

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
8. Goodwill and Other Intangible Assets

The changes in the carrying value of goodwill by reportable segment were as follows:

	Engineered Products	Clean Energy & Fueling	Imaging & Identification	Pumps & Process Solutions	Climate & Sustainability Technologies	Total
Balance at January 1, 2026	$430,807	$1,759,039	$1,119,608	$1,607,260	$513,324	$5,430,038
Measurement period adjustments	—	—	—	5,592	—	5,592
Foreign currency translation	(5,035)	(18,838)	(14,752)	(19,539)	(802)	(58,966)
Balance at June 30, 2026	$425,772	$1,740,201	$1,104,856	$1,593,313	$512,522	$5,376,664

During the six months ended June 30, 2026, the Company recognized measurement period adjustments of $5,592 related to the Sikora acquisition in the second quarter of 2025 in the Pumps & Process Solutions segment.

The Company’s definite-lived and indefinite-lived intangible assets by major asset class were as follows:

	June 30, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Customer intangibles	$2,634,594	$1,431,499	$1,203,095	$2,663,551	$1,369,528	$1,294,023
Trademarks	307,912	187,348	120,564	311,501	180,564	130,937
Patents	195,994	151,422	44,572	197,671	148,694	48,977
Unpatented technologies	363,957	213,845	150,112	369,832	203,960	165,872
Distributor relationships	83,966	76,759	7,207	85,840	75,919	9,921
Other	35,019	14,690	20,329	28,301	15,147	13,154
Total	3,621,442	2,075,563	1,545,879	3,656,696	1,993,812	1,662,884
Unamortized intangible assets:
Trademarks	96,638	—	96,638	96,732	—	96,732
Total intangible assets, net	$3,718,080	$2,075,563	$1,642,517	$3,753,428	$1,993,812	$1,759,616

For the three months ended June 30, 2026 and 2025, amortization expense was $53,449 and $51,226, respectively. For the six months ended June 30, 2026 and 2025, amortization expense was $107,152 and $99,975, respectively. Amortization expense is primarily comprised of acquisition-related intangible amortization.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
9. Restructuring Activities

The Company's restructuring charges by segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Engineered Products	$5,087	$563	$6,811	$3,031
Clean Energy & Fueling	1,453	2,676	8,995	4,444
Imaging & Identification	1,789	319	2,825	488
Pumps & Process Solutions	2,754	2,646	13,725	4,591
Climate & Sustainability Technologies	5,826	7,144	14,352	8,810
Corporate	103	181	515	475
Total	$17,012	$13,529	$47,223	$21,839

These amounts are classified in the condensed consolidated statements of earnings as follows:
Cost of goods and services	$8,282	$10,136	$25,171	$14,456
Selling, general and administrative expenses	8,730	3,393	22,052	7,383
Total	$17,012	$13,529	$47,223	$21,839

The restructuring expenses of $17,012 and $47,223 incurred during the three and six months ended June 30, 2026 were primarily related to headcount reductions and exit costs in the Climate & Sustainability Technologies, Pumps & Process Solutions, Clean Energy & Fueling and Engineered Products segments. These restructuring programs were initiated in 2025 and 2026 and the Company will continue to make proactive adjustments to its cost structure to align with current demand trends.

The Company’s severance and exit accrual activities were as follows:

	Severance	Exit		Total
Balance at January 1, 2026	$15,155	$3,439		$18,594
Restructuring charges	31,322	15,901	(1)	47,223
Payments	(21,964)	(11,447)		(33,411)
Other, including foreign currency translation	(101)	(5,454)	(1)	(5,555)
Balance at June 30, 2026	$24,412	$2,439		$26,851
(1) Exit reserves activity includes non-cash asset charges within the Climate & Sustainability Technologies and Clean Energy & Fueling segments.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
10. Borrowings

Borrowings consist of the following:

		Carrying amount (1)
	Principal	June 30, 2026	December 31, 2025
Long-term
1.25% 10-year notes due November 9, 2026 (euro-denominated)	€600,000	681,792	706,677
0.750% 8-year notes due November 4, 2027 (euro-denominated)	€500,000	567,305	588,082
6.65% 30-year debentures due June 1, 2028	$200,000	199,808	199,757
2.950% 10-year notes due November 4, 2029	$300,000	298,734	298,544
3.50% 8-year notes due November 12, 2033 (euro-denominated)	€550,000	620,043	642,927
5.375% 30-year debentures due October 15, 2035	$300,000	297,682	297,557
6.60% 30-year notes due March 15, 2038	$250,000	248,675	248,618
5.375% 30-year notes due March 1, 2041	$350,000	345,949	345,810
Total long-term debt		3,259,988	3,327,972
Less long-term debt current portion		(681,792)	(706,677)
Net long-term debt		$2,578,196	$2,621,295
(1) Carrying amount is net of unamortized debt discount and deferred debt issuance costs. Total unamortized debt discounts on total long-term debt were $7.5 million and $8.6 million as of June 30, 2026 and December 31, 2025, respectively. Total deferred debt issuance costs on total long-term debt were $8.6 million and $9.7 million as of June 30, 2026 and December 31, 2025, respectively.

The discounts are being amortized to interest expense using the effective interest method over the life of the issuances. The deferred issuance costs are amortized on a straight-line basis over the life of the debt, as this approximates the effective interest method.

On April 2, 2026, the Company entered into a new $1.5 billion five-year unsecured revolving credit facility (the "Credit Agreement") with a syndicate of banks. The previous $1.0 billion five-year unsecured revolving credit facility was terminated upon execution of the new credit facility and the previous $500.0 million 364-day unsecured revolving credit facility expired on the same day. The lenders' commitments under the five-year Credit Agreement will terminate and the loans under the Credit Agreement will mature on April 2, 2031. The Credit Agreement is designated as a liquidity back-stop for the Company's commercial paper program and also is available for general corporate purposes. At the Company's election, loans under the Credit Agreement will bear interest at a base rate plus an applicable margin. The Credit Agreement requires the Company to pay facility fees and imposes various restrictions on the Company such as, among other things, a requirement to maintain a minimum interest coverage ratio of consolidated EBITDA to consolidated net interest expense of not less than 3.0 to 1. There were no outstanding borrowings under the new Credit Agreement as of June 30, 2026 or previous five-year and 364-day credit facilities as of December 31, 2025.

The Company was in compliance with all covenants in the Credit Agreement and other long-term debt covenants at June 30, 2026 and had an interest coverage ratio of consolidated EBITDA to consolidated net interest expense of 36.9 to 1.

Letters of Credit and other Guarantees

As of June 30, 2026, the Company had approximately $230.0 million outstanding in letters of credit, surety bonds, and performance and other guarantees which primarily expire on various dates through 2035. These letters of credit and bonds are primarily issued as security for insurance, warranty and other performance obligations. In general, we would only be liable for the amount of these guarantees in the event of default in the performance of our obligations, the probability of which is believed to be remote.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
11. Financial Instruments

Cash Flow Hedges

The Company is exposed to market risk for changes in foreign currency exchange rates due to the global nature of its operations and certain commodity risks. In order to manage these risks, the Company has hedged portions of its forecasted sales and purchases which occur within the next twelve months that are denominated in non-functional currencies, with currency forward contracts designated as cash flow hedges. At June 30, 2026 and December 31, 2025, the Company had contracts with total notional amounts of $150,105 and $153,765, respectively, to exchange currencies, principally euro, pound sterling, Swedish krona, Canadian dollar, Chinese yuan, and Swiss franc. The Company believes it is probable that all forecasted cash flow transactions will occur.

In addition, the Company had outstanding contracts with a total notional amount of $104,950 and $74,403 as of June 30, 2026 and December 31, 2025, respectively, that are not designated as hedging instruments. These instruments are used to reduce the Company's exposure for operating receivables and payables that are denominated in non-functional currencies. Gains and losses on these contracts are recorded in other income, net in the condensed consolidated statements of earnings.

The following table sets forth the fair values of derivative instruments designated as cash flow hedges held by the Company as of June 30, 2026 and December 31, 2025 and the balance sheet lines in which they are recorded:

	Fair Value Asset (Liability)
	June 30, 2026	December 31, 2025	Balance Sheet Caption
Foreign currency forward	$1,663	$647	Prepaid and other current assets
Foreign currency forward	(350)	(654)	Other accrued expenses

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

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
Amounts recognized in other comprehensive earnings (loss) for the gains (losses) on net investment hedges were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Gain (loss) on euro-denominated debt	$31,194	$(95,347)	$70,059	$(137,760)
Loss on currency forward contract	—	(16,177)	—	(16,177)
Gain (loss) on net investment hedges	31,194	(111,524)	70,059	(153,937)
Tax (expense) benefit	(7,031)	25,212	(15,791)	34,800
Net gain (loss) on net investment hedges, net of tax	$24,163	$(86,312)	$54,268	$(119,137)

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

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
	Level 2	Level 2
Assets:
Foreign currency cash flow hedges	$1,663	$647
Liabilities:
Foreign currency cash flow hedges	350	654

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

The estimated fair value of long-term debt at June 30, 2026 and December 31, 2025, was $2,593,030 and $2,652,750, respectively. The estimated fair value of long-term debt is based on quoted market prices for similar instruments and is, therefore, classified as Level 2 within the fair value hierarchy.

The carrying values of cash and cash equivalents, trade receivables, accounts payable, and current portion of long-term debt approximate their fair values as of June 30, 2026 and December 31, 2025 due to the short-term nature of these instruments.

12. Income Taxes

The effective tax rates for the three months ended June 30, 2026 and 2025 were 19.4% and 20.4%, respectively. The decrease in the effective tax rate for the three months ended June 30, 2026 relative to the prior year comparable period was primarily driven by an internal reorganization in 2026.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
The effective tax rates for the six months ended June 30, 2026 and 2025 were 19.7% and 19.8%, respectively.

Dover and its subsidiaries file tax returns in the U.S., including various state and local returns, and in other foreign jurisdictions. The Company is routinely audited by taxing authorities in its filing jurisdictions, and a number of these audits are currently underway. We believe adequate provision has been made for all income tax uncertainties.

13. Equity Incentive Program

The Company typically makes its annual grants of equity awards pursuant to actions taken by the Compensation Committee of the Board of Directors at its regularly scheduled first quarter meeting. During the six months ended June 30, 2026, the Company issued stock-settled appreciation rights ("SARs") covering 266,199 shares, performance share awards ("PSAs") of 32,294 and restricted stock units ("RSUs") of 56,039. During the six months ended June 30, 2025, the Company issued SARs covering 283,082 shares, PSAs of 34,458 and RSUs of 57,625.

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

Stock-based compensation is reported within selling, general and administrative expenses in the condensed consolidated statements of earnings. The following table summarizes the Company’s compensation expense relating to all stock-based incentive plans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Pre-tax stock-based compensation expense	$6,799	$7,003	$27,759	$30,877
Tax benefit	(700)	(723)	(2,895)	(3,227)
Total stock-based compensation expense, net of tax	$6,099	$6,280	$24,864	$27,650

14. Commitments and Contingent Liabilities

Litigation

A few of the Company’s subsidiaries are involved in legal proceedings relating to the cleanup of waste disposal sites identified under federal and state statutes which provide for the allocation of such costs among "potentially responsible parties." In each instance, the extent of the Company’s liability appears to be relatively insignificant in relation to the total projected expenditures and the number of other "potentially responsible parties" involved and is anticipated to be immaterial to the Company. In addition, a few of the Company’s subsidiaries are involved in ongoing remedial activities at certain current and former plant sites, in cooperation with regulatory agencies, and appropriate estimated liabilities have been established. At June 30, 2026 and December 31, 2025, these estimated liabilities for environmental and other matters, including private party claims for exposure to hazardous substances that are probable and estimable, were not significant.

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

The Company has estimated liabilities for these other legal matters that are probable and estimable, and at June 30, 2026 and December 31, 2025, these estimated liabilities were immaterial. While it is not possible at this time to predict the outcome of these legal actions, in the opinion of management, based on the aforementioned reviews, the Company is not currently involved in any legal proceedings which, individually or in the aggregate, could have a material effect on its financial position, results of operations, or cash flows.

See also Note 4 — Discontinued and Disposed Operations for details on litigation related to a discontinued operation.

Warranty Accruals

Estimated warranty program claims are provided for at the time of sale of the Company's products. Amounts provided for are based on historical costs and adjusted for new claims and are included within other accrued expenses and other liabilities in the condensed consolidated balance sheets. The changes in the carrying amount of product warranties through June 30, 2026 and 2025, were as follows:

	2026	2025
Balance at January 1	$45,858	$42,055
Provision for warranties	27,688	24,559
Settlements made	(27,525)	(25,822)
Other adjustments, including acquisitions and currency translation	(933)	3,043
Balance at June 30	$45,088	$43,835

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
Supply Chain Financing

Outstanding payments related to Supply Chain Financing ("SCF") programs are recorded within accounts payable in our condensed consolidated balance sheets. Amounts due that are confirmed as valid to the SCF programs financial institutions as of June 30, 2026 and December 31, 2025 were approximately $135,801 and $117,884, respectively.

15. Accumulated Other Comprehensive Earnings (Loss)

Amounts reclassified from accumulated other comprehensive earnings (loss) to earnings during the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Foreign currency translation:
Reclassification of foreign currency translation (gains) losses to earnings	$(37)	$1,858	$(37)	$1,858
Tax benefit	—	—	—	—
Net of tax	$(37)	$1,858	$(37)	$1,858
Pension plans:
Amortization of actuarial gain	$(507)	$(384)	$(1,013)	$(792)
Amortization of prior service credits	(63)	(210)	(127)	(405)
Settlement and curtailment costs(1)	—	(729)	—	(729)
Total before tax	(570)	(1,323)	(1,140)	(1,926)
Tax provision	120	293	242	425
Net of tax	$(450)	$(1,030)	$(898)	$(1,501)
Cash flow hedges:
Net (gain) loss reclassified into earnings	$(768)	$1,184	$(1,031)	$705
Tax provision (benefit)	165	(219)	226	(141)
Net of tax	$(603)	$965	$(805)	$564
(1) Included in loss from discontinued operations, net in the condensed consolidated statement of earnings.

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

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
16. Segment Information

The Company categorizes its operating companies into five reportable segments: Engineered Products, Clean Energy & Fueling, Imaging & Identification, Pumps & Process Solutions, and Climate & Sustainability Technologies. The Company's businesses are structured around similar business models, go-to market strategies, manufacturing practices and product categories which increases management efficiency and better aligns Dover's operations with its strategic initiatives and capital allocation priorities, and provides greater transparency about performance. Operating segments are defined as the components of an enterprise for which separate financial information is available, that engage in business activities from which they may recognize revenues and incur expenses, and that are regularly evaluated by the entity's chief operating decision maker or decision-making group, which is composed of Dover's Group Executive Committee, in making resource allocation decisions and evaluating performance.

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

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
Segment financial information and a reconciliation of segment results to consolidated results were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Engineered Products	$283,481	$275,944	$550,120	$530,590
Clean Energy & Fueling	594,959	546,097	1,149,768	1,037,245
Imaging & Identification	305,101	292,009	590,521	572,099
Pumps & Process Solutions	552,709	520,554	1,090,519	1,014,127
Climate & Sustainability Technologies	455,097	416,151	866,157	764,039
Total segment revenues	2,191,347	2,050,755	4,247,085	3,918,100
Intersegment eliminations	(1,326)	(1,163)	(3,441)	(2,449)
Total consolidated revenue	$2,190,021	$2,049,592	$4,243,644	$3,915,651
Adjusted cost of goods and services:(1)
Engineered Products	$184,653	$182,576	$367,201	$355,656
Clean Energy & Fueling	370,885	343,893	730,324	659,087
Imaging & Identification	140,654	135,804	271,363	259,429
Pumps & Process Solutions	269,723	263,190	533,822	515,354
Climate & Sustainability Technologies	325,167	285,537	614,066	530,237
Total adjusted segment cost of goods and services	$1,291,082	$1,211,000	$2,516,776	$2,319,763
Adjusted selling, general and administrative expenses:(2)
Engineered Products	$41,030	$39,857	$80,130	$77,309
Clean Energy & Fueling	95,528	94,433	191,857	184,743
Imaging & Identification	79,471	79,268	156,725	158,158
Pumps & Process Solutions	104,138	97,860	208,357	187,994
Climate & Sustainability Technologies	54,104	53,352	112,270	104,421
Total adjusted segment selling, general and administrative expenses	$374,271	$364,770	$749,339	$712,625
Earnings from continuing operations:
Segment earnings:
Engineered Products	$57,798	$53,511	$102,789	$97,625
Clean Energy & Fueling	128,546	107,771	227,587	193,415
Imaging & Identification	84,976	76,937	162,433	154,512
Pumps & Process Solutions	178,848	159,504	348,340	310,779
Climate & Sustainability Technologies	75,826	77,262	139,821	129,381
Total segment earnings	525,994	474,985	980,970	885,712
Purchase accounting expenses (3)	51,591	51,123	106,170	100,227
Restructuring and other costs (4)	24,635	23,210	61,430	32,607
Gain on dispositions (5)	—	(2,176)	—	(4,644)
Corporate expense / other (6)	47,534	41,875	96,772	93,834
Interest expense	29,058	26,791	58,580	54,399
Interest income	(14,522)	(17,935)	(28,582)	(38,189)
Earnings before provision for income taxes	387,698	352,097	686,600	647,478
Provision for income taxes	75,153	71,967	135,306	128,107
Earnings from continuing operations	$312,545	$280,130	$551,294	$519,371
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

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
(4) Restructuring and other costs relate to actions taken for headcount reductions, facility consolidations and site closures, product line exits, and other asset charges. Restructuring and other costs consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Restructuring	$17,012	$13,529	$47,223	$21,839
Other costs, net	7,623	9,681	14,207	10,768
Restructuring and other costs	$24,635	$23,210	$61,430	$32,607
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Segment earnings margins:
Engineered Products	20.4%	19.4%	18.7%	18.4%
Clean Energy & Fueling	21.6%	19.7%	19.8%	18.6%
Imaging & Identification	27.9%	26.3%	27.5%	27.0%
Pumps & Process Solutions	32.4%	30.6%	31.9%	30.6%
Climate & Sustainability Technologies	16.7%	18.6%	16.1%	16.9%
Total segments	24.0%	23.2%	23.1%	22.6%

Depreciation and amortization:
Other depreciation and amortization:(7)
Engineered Products	$5,447	$5,141	$10,933	$9,941
Clean Energy & Fueling	9,111	8,961	17,663	17,539
Imaging & Identification	4,373	4,229	8,581	8,322
Pumps & Process Solutions	14,004	13,131	28,016	25,732
Climate & Sustainability Technologies	8,001	7,605	16,070	14,930
Total other depreciation and amortization	40,936	39,067	81,263	76,464
Corporate depreciation and amortization	1,877	1,850	3,805	3,690
Depreciation and amortization included in purchase accounting expenses and restructuring and other	53,999	53,466	109,165	101,647
Consolidated depreciation and amortization total	$96,812	$94,383	$194,233	$181,801
(7) Other depreciation and amortization relates to property, plant, and equipment and intangibles, and excludes amounts related to purchase accounting expenses and restructuring and other costs.

	Three Months Ended June 30,		Six Months Ended June 30,
Capital expenditures:	2026	2025	2026	2025
Engineered Products	$4,935	$6,175	$10,550	$11,997
Clean Energy & Fueling	11,250	11,687	23,373	22,780
Imaging & Identification	10,420	9,786	19,899	19,442
Pumps & Process Solutions	11,653	12,969	25,532	25,436
Climate & Sustainability Technologies	7,551	16,039	25,429	24,637
Corporate	1,974	4,276	2,808	4,832
Total capital expenditures	$47,783	$60,932	$107,591	$109,124

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

Selected financial information by segment (continued):

Total assets:	June 30, 2026	December 31, 2025
Engineered Products	$1,106,276	$1,091,594
Clean Energy & Fueling	3,626,163	3,607,567
Imaging & Identification	1,843,976	1,827,454
Pumps & Process Solutions	3,410,760	3,479,147
Climate & Sustainability Technologies	1,599,190	1,426,174
Corporate (8)	2,107,851	1,990,487
Total assets	$13,694,216	$13,422,423
(8) Corporate assets are comprised primarily of cash and cash equivalents.

The following table presents revenue disaggregated by geography based on the location of the Company's customers:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue by geography:	2026	2025	2026	2025
United States	$1,217,390	$1,146,736	$2,360,107	$2,169,853
Europe	458,206	433,469	905,979	830,760
Asia	243,873	213,546	459,946	422,278
Other Americas	182,243	168,105	351,824	328,001
Other	88,309	87,736	165,788	164,759
Total	$2,190,021	$2,049,592	$4,243,644	$3,915,651

For the three and six months ended June 30, 2026 and 2025, the U.S. was the largest geographical market for revenue for the Engineered Products, Clean Energy & Fueling, Pumps & Process Solutions, and Climate & Sustainability Technologies segments, and Europe was the largest market for the Imaging & Identification segment.

17. Stockholders' Equity

Share Repurchases

In August 2023, the Company's Board of Directors approved a new standing share repurchase authorization whereby the Company may repurchase up to 20 million shares beginning on January 1, 2024 through December 31, 2026.

On November 10, 2025, the Company entered into a $500,000 accelerated share repurchase agreement (the "ASR Agreement") with JPMorgan Chase Bank, N.A. ("JPMorgan") to repurchase its shares in an accelerated share repurchase program (the "ASR Program"). The ASR Program is classified as equity, initially recorded at fair value with no subsequent remeasurement. The Company conducted the ASR Program under the current share repurchase authorization. The Company funded the ASR Program with cash on hand.

Under the terms of the ASR Agreement, the Company paid JPMorgan $500,000 on November 12, 2025, and on that date received initial delivery of 2,334,010 shares, representing a substantial majority of the shares expected to be retired over the course of the ASR Program. In April 2026, JPMorgan delivered 153,652 additional shares which completed the ASR Program, totaling 2,487,662 repurchased shares under the ASR Agreement. The total number of shares repurchased under the ASR Agreement was based on the average of the daily volume-weighted average share price of Dover's common stock during the calculation period of the ASR Program, less a discount, which was $200.99 over the term of the ASR Program.

In the three months ended June 30, 2026 and 2025, exclusive of the ASR Agreement, there were no share repurchases. In the six months ended June 30, 2026 and 2025, exclusive of the ASR Agreement, the Company repurchased 250,000 shares at a total cost of $53,937, or $215.75 per share and 200,000 shares at a total cost of $40,700, or $203.50 per share, respectively.

As of June 30, 2026, 14,193,056 shares remain authorized for repurchase under the August 2023 share repurchase authorization.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
18. Earnings per Share

The following table sets forth a reconciliation of the information used in computing basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Earnings from continuing operations	$312,545	$280,130	$551,294	$519,371
Loss from discontinued operations, net	(299)	(1,066)	(615)	(9,486)
Net earnings	$312,246	$279,064	$550,679	$509,885
Basic earnings per common share:
Earnings from continuing operations	$2.32	$2.04	$4.09	$3.78
Loss from discontinued operations, net	$—	$(0.01)	$—	$(0.07)
Net earnings	$2.32	$2.03	$4.08	$3.71
Weighted average shares outstanding	134,759,000	137,226,000	134,869,000	137,261,000
Diluted earnings per common share:
Earnings from continuing operations	$2.31	$2.03	$4.06	$3.76
Loss from discontinued operations, net	$—	$(0.01)	$—	$(0.07)
Net earnings	$2.30	$2.02	$4.06	$3.69
Weighted average shares outstanding	135,553,000	137,974,000	135,725,000	138,132,000

The following table is a reconciliation of the share amounts used in computing earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Weighted average shares outstanding - basic	134,759,000	137,226,000	134,869,000	137,261,000
Dilutive effect of assumed exercise of SARs and vesting of performance shares and RSUs	794,000	748,000	856,000	871,000
Weighted average shares outstanding - diluted	135,553,000	137,974,000	135,725,000	138,132,000

Diluted earnings per share amounts are computed using the weighted average number of common shares outstanding and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of SARs and vesting of performance shares and RSUs, as determined using the treasury stock method.

The number of anti-dilutive potential common shares excluded from the calculation above were approximately 46,000 and 61,000 for the three months ended June 30, 2026 and 2025, respectively and 53,000 and 51,000 for the six months ended June 30, 2026 and 2025, respectively.

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

In May 2026, the FASB issued ASU No. 2026-02, Environmental Credits and Environmental Credit Obligations, which provides specific guidelines for the recognition, measurement, presentation, and disclosure requirements of environmental credits and environmental credit obligations. The amendments are effective for fiscal years beginning after December 15, 2027, and interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating this ASU to determine its impact on the Company's disclosures.

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

In the second quarter of 2026, revenue was $2.2 billion, which increased $140.4 million, or 6.9%, as compared to the second quarter of 2025. This increase was driven by organic revenue growth of 4.8%, acquisition-related revenue growth of 1.2%, and a favorable impact from foreign currency translation of 0.9%. Revenue growth was primarily led by robust demand in our secular-growth-exposed end markets as well as broad-based, constructive trading conditions across most of our businesses. The acquisition-related growth was primarily driven by our acquisitions in the Pumps & Process Solutions segment.

The 4.8% organic revenue growth for the second quarter of 2026 was driven by increases across all of our segments. For further information, see "Segment Results of Operations" within this Item 2.

From a geographic perspective, organic revenue for the U.S., our largest market, increased 7.9% in the second quarter of 2026 compared to the prior year comparable quarter, primarily driven by an increase in organic revenue in the Clean Energy & Fueling, Climate & Sustainability Technologies, and Pumps & Process Solutions segments. Organic revenue increased for the Other Americas and Asia by 8.8% and 8.5%, respectively, and decreased for Europe and all other geographic markets by 5.0%, and 0.9%, respectively.

Bookings were $2.3 billion for the three months ended June 30, 2026, an increase of $322.8 million or 16.1% compared to the prior year comparable quarter. Bookings increased across all segments and most notably in the Climate & Sustainability Technologies segment.

Restructuring and other costs for the three months ended June 30, 2026 were $24.6 million, which included restructuring charges of $17.0 million and other costs of $7.6 million. Restructuring and other costs were primarily related to headcount reductions and exit costs in the Climate & Sustainability Technologies and Engineered Products segments. For further discussion related to our restructuring and other costs, see "Restructuring and Other Costs (Benefits)," within this Item 2.

During the three months ended June 30, 2026, the Company received a total of 153,652 shares upon completion of the $500.0 million accelerated repurchase program (the "ASR Program"), totaling 2,487,662. The total number of shares repurchased was based on the average of the daily volume-weighted average share price of Dover's common stock during the calculation period of the ASR Program, less a discount, which was $200.99.

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands, except per share figures)	2026	2025	% / Point Change	2026	2025	% / Point Change
Revenue	$2,190,021	$2,049,592	6.9%	$4,243,644	$3,915,651	8.4%
Cost of goods and services	1,309,415	1,231,330	6.3%	2,564,903	2,351,889	9.1%
Gross profit	880,606	818,262	7.6%	1,678,741	1,563,762	7.4%
Gross profit margin	40.2%	39.9%	0.3	39.6%	39.9%	(0.3)
Selling, general and administrative expenses	488,819	463,665	5.4%	981,045	912,856	7.5%
Selling, general and administrative expenses as a percent of revenue	22.3%	22.6%	(0.3)	23.1%	23.3%	(0.2)
Operating earnings	391,787	354,597	10.5%	697,696	650,906	7.2%
Interest expense	29,058	26,791	8.5%	58,580	54,399	7.7%
Interest income	(14,522)	(17,935)	(19.0)%	(28,582)	(38,189)	(25.2)%
Gain on dispositions	—	(2,176)	nm*	—	(4,644)	nm*
Other income, net	(10,447)	(4,180)	nm*	(18,902)	(8,138)	nm*
Earnings before provision for income taxes	387,698	352,097	10.1%	686,600	647,478	6.0%
Provision for income taxes	75,153	71,967	4.4%	135,306	128,107	5.6%
Effective tax rate	19.4%	20.4%	(1.0)	19.7%	19.8%	(0.1)
Earnings from continuing operations	312,545	280,130	11.6%	551,294	519,371	6.1%
Loss from discontinued operations, net	(299)	(1,066)	nm*	(615)	(9,486)	nm*
Net earnings	$312,246	$279,064	11.9%	$550,679	$509,885	8.0%
Earnings per common share from continuing operations - diluted	$2.31	$2.03	13.8%	$4.06	$3.76	8.0%
* nm - not meaningful

Revenue

Revenue for the three months ended June 30, 2026 increased $140.4 million, or 6.9%, from the prior year comparable quarter. The increase in revenue was driven by organic revenue growth of 4.8%, with organic growth across all five segments, acquisition-related growth of 1.2%, and a favorable impact from foreign currency translation of 0.9%. Customer pricing favorably impacted revenue by approximately 2.2% in the second quarter of 2026 and by 1.9% in the prior year comparable quarter.

Revenue for the six months ended June 30, 2026 increased $328.0 million, or 8.4%, from the prior year comparable period. The increase in revenue was driven by organic revenue growth of 5.0%, primarily in our Clean Energy & Fueling and Climate & Sustainability Technologies segments, a favorable impact from foreign currency translation of 1.9%, and acquisition-related growth of 1.5%, primarily in our Pumps & Process Solutions segment. Customer pricing favorably impacted revenue by approximately 2.0% for the six months ended June 30, 2026 and by 1.6% in the prior year comparable period.

Gross Profit

Gross profit for the three months ended June 30, 2026 increased $62.3 million, or 7.6%, and gross profit margin increased 30 basis points to 40.2%, versus the prior year comparable quarter. The gross profit margin increase was primarily driven by favorable price versus cost dynamics, operating leverage from volume growth and benefits from restructuring actions.

Gross profit for the six months ended June 30, 2026 increased $115.0 million, or 7.4%, and gross profit margin decreased by 30 basis points to 39.6%, from the prior year comparable period. The gross profit margin decrease was due to an unfavorable portfolio mix, partially offset by productivity initiatives and benefits from restructuring actions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2026 increased $25.2 million, or 5.4%, from the prior year comparable quarter, primarily due to increases in employee compensation and benefits. As a percentage of revenue, selling, general and administrative expenses decreased 30 basis points as compared to the prior year comparable quarter to 22.3%.

Selling, general and administrative expenses for the six months ended June 30, 2026 increased $68.2 million, or 7.5%, from the prior year comparable period, primarily due to increased employee compensation and benefits. Selling, general and administrative expenses as a percentage of revenue decreased 20 basis points as compared to the prior year comparable period to 23.1%.

Research and development costs, including qualifying engineering costs, are expensed when incurred and amounted to $40.4 million and $40.8 million for the three months ended June 30, 2026 and 2025, respectively, and $80.0 million and $78.3 million for the six months ended June 30, 2026 and 2025, respectively. The costs as a percentage of revenue were 1.8% and 1.9% for the three and six months ended June 30, 2026, respectively, and 2.0% for both the three and six months ended June 30, 2025.

Non-Operating Items

Interest Expense, net

For the three and six months ended June 30, 2026, interest expense, net of interest income, increased $5.7 million, or 64.1%, to $14.5 million and $13.8 million, or 85.1%, to $30.0 million, respectively, compared to the prior year comparable period. The increases were primarily due to lower interest income from redemption of highly liquid short-term investments and higher interest expense incurred from the issuance of the €550.0 million 3.50% euro-denominated notes in the fourth quarter of 2025.

Income Taxes

The effective tax rates for the three months ended June 30, 2026 and 2025 were 19.4% and 20.4%, respectively. The decrease in the effective tax rate for the three months ended June 30, 2026 relative to the prior year comparable quarter was primarily driven by an internal reorganization in 2026.

The effective tax rates for the six months ended June 30, 2026 and 2025 were 19.7% and 19.8%, respectively.

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

Earnings from Continuing Operations

Earnings from continuing operations for the three months ended June 30, 2026 increased 11.6% to $312.5 million, or $2.31 diluted earnings per share from continuing operations, compared to $280.1 million, or $2.03 diluted earnings per share from continuing operations in the prior year comparable quarter. The increase in earnings from continuing operations was driven by higher operating earnings primarily as a result of strong revenue growth, favorable price versus cost dynamics, and benefits from restructuring actions, partially offset by an increase in employee compensation and benefits expense.

Earnings from continuing operations for the six months ended June 30, 2026 increased 6.1% to $551.3 million, or $4.06 diluted earnings per share from continuing operations, from $519.4 million, or $3.76 diluted earnings per share from continuing operations, in the prior year comparable period. The increase in earnings from continuing operations is driven by strong revenue growth in the current period partially offset by unfavorable portfolio mix, and increases in employee compensation and benefits expense and interest expense, net.

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

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2026	2025	% Change	2026	2025	% Change
Revenue	$283,481	$275,944	2.7%	$550,120	$530,590	3.7%

Segment earnings	$57,798	$53,511	8.0%	$102,789	$97,625	5.3%

Segment earnings margin	20.4%	19.4%		18.7%	18.4%

Operational metrics:
Bookings	$277,148	$276,571	0.2%	$571,157	$541,109	5.6%

Components of revenue growth:
Organic growth			2.1%			2.1%
Foreign currency translation			0.6%			1.6%
Total revenue growth			2.7%			3.7%

Second Quarter 2026 Compared to the Second Quarter 2025

Engineered Products revenue for the second quarter of 2026 increased $7.5 million, or 2.7%, as compared to the second quarter of 2025, driven by organic growth of 2.1% and a favorable impact from foreign currency translation of 0.6%. Customer pricing favorably impacted revenue by approximately 3.0% in the second quarter of 2026 and in the prior year comparable quarter.

The organic revenue growth was primarily driven by pricing actions and solid demand trends in aerospace and defense components, fluid dispensing, and industrial winches, partially offset by lower vehicle service demand in Europe. The growth outlook is favorable for the second half of the year as we expect stable volumes in vehicle services and constructive demand conditions across key end markets, most notably in aerospace and defense.

Engineered Products segment earnings increased $4.3 million, or 8.0%, compared to the second quarter of 2025. The increase was primarily driven by pricing actions, volume leverage, productivity initiatives and carry-over benefits from restructuring actions taken in 2025, partially offset by inflationary impacts, and lower vehicle service volume. Segment earnings margin increased to 20.4% from 19.4% as compared to the prior year comparable quarter.

Overall bookings increased 0.2% as compared to the prior year comparable quarter. The bookings increase was driven by strength in our aerospace and defense business and precision soldering and fluid dispensing demand. Segment book-to-bill was 0.98.

Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025

Engineered Products revenue for the six months ended June 30, 2026 increased $19.5 million, or 3.7%, compared to the prior year comparable period. This was comprised of organic revenue growth of 2.1% and a favorable impact from foreign currency translation of 1.6%. The organic revenue growth was primarily driven by pricing actions and solid demand trends in aerospace and defense components, fluid dispensing, and industrial winches, partially offset by lower vehicle service demand in Europe. Customer pricing favorably impacted revenue by approximately 2.6% and by 2.1% in the prior year comparable period.

Segment earnings for the six months ended June 30, 2026 increased $5.2 million, or 5.3%, as compared to the 2025 comparable period. The increase was primarily driven by pricing actions, productivity initiatives and carry-over benefits from restructuring actions taken in 2025, partially offset by inflationary impacts and lower volumes in vehicle service. Segment earnings margin increased to 18.7% from 18.4% as compared to the prior year comparable period.

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

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2026	2025	% Change	2026	2025	% Change
Revenue	$594,959	$546,097	8.9%	$1,149,768	$1,037,245	10.8%

Segment earnings	$128,546	$107,771	19.3%	$227,587	$193,415	17.7%

Segment earnings margin	21.6%	19.7%		19.8%	18.6%

Operational metrics:
Bookings	$602,624	$526,819	14.4%	$1,217,821	$1,070,678	13.7%

Components of revenue growth:
Organic growth			8.6%			9.8%
Acquisitions			0.1%			0.1%
Foreign currency translation			0.2%			0.9%
Total revenue growth			8.9%			10.8%

Second Quarter 2026 Compared to the Second Quarter 2025

Clean Energy & Fueling revenue for the second quarter of 2026 increased $48.9 million, or 8.9%, as compared to the second quarter of 2025, driven by organic growth of 8.6%, a favorable foreign currency translation impact of 0.2% and acquisition-related growth of 0.1%. Acquisition-related growth was driven by the acquisition of Site IQ, LLC in the third quarter of 2025. Customer pricing favorably impacted revenue in the second quarter of 2026 by approximately 2.9% and by 1.7% in the prior year comparable quarter.

The organic revenue growth was primarily driven by pricing actions and favorable demand trends in our above and below-ground retail fueling and clean energy components businesses. We expect positive demand trends to continue in the second half of the year driven by a favorable demand outlook across major end markets.

Clean Energy & Fueling segment earnings increased $20.8 million, or 19.3%, over the prior year comparable quarter. The increase was primarily driven by volume growth, productivity actions and favorable price versus cost dynamics. Segment earnings margin increased to 21.6% from 19.7% as compared to prior year comparable quarter.

Overall bookings increased 14.4% as compared to the prior year comparable quarter. The bookings increase was primarily driven by demand in clean energy components and above and below-ground retail fueling. Segment book-to-bill was 1.01.

Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025

Clean Energy & Fueling segment revenue increased $112.5 million, or 10.8%, as compared to the six months ended June 30, 2025, attributable to organic growth of 9.8%, a favorable foreign currency translation impact of 0.9% and acquisition-related growth of 0.1%. Organic revenue growth was driven by pricing actions and strong demand in our above and below-ground retail fueling and clean energy components businesses. Customer pricing favorably impacted revenue by approximately 2.5% and by approximately 1.5% in the prior year comparable period.

Clean Energy & Fueling segment earnings increased $34.2 million or 17.7%, for the six months ended June 30, 2026. The increase was primarily driven by volume growth, productivity actions and favorable price versus cost dynamics. Segment earnings margin increased to 19.8% from 18.6% in the prior year comparable period.

Imaging & Identification

Our Imaging & Identification segment supplies precision marking and coding, product traceability, brand protection and digital textile printing equipment, as well as related consumables, software and services to the global packaged and consumer goods, pharmaceutical, industrial manufacturing, textile and other end-markets.

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2026	2025	% Change	2026	2025	% Change
Revenue	$305,101	$292,009	4.5%	$590,521	$572,099	3.2%

Segment earnings	$84,976	$76,937	10.4%	$162,433	$154,512	5.1%

Segment earnings margin	27.9%	26.3%		27.5%	27.0%

Operational metrics:
Bookings	$302,771	$292,092	3.7%	$615,417	$580,261	6.1%

Components of revenue growth:
Organic growth (decline)			2.9%			(0.1)%
Foreign currency translation			1.6%			3.3%
Total revenue growth			4.5%			3.2%

Second Quarter 2026 Compared to the Second Quarter 2025

Imaging & Identification revenue for the second quarter of 2026 increased $13.1 million, or 4.5%, as compared to the second quarter of 2025, driven by organic revenue growth of 2.9% and a favorable impact from foreign currency translation of 1.6%. Customer pricing favorably impacted revenue in the second quarter of 2026 by approximately 0.6% and by approximately 4.1% in the prior year comparable quarter.

The organic revenue growth was primarily driven by growth in demand for core marking and coding equipment and serialization software. We expect constructive demand trends to continue in the second half of the year.

Imaging & Identification segment earnings increased $8.0 million, or 10.4%, over the prior year comparable quarter. The increase was primarily driven by volume growth, favorable price versus cost dynamics and productivity initiatives. Segment earnings margin increased to 27.9% from 26.3% in the prior year comparable quarter.

Overall bookings increased 3.7% as compared to the prior year comparable quarter. The bookings increase was primarily driven by order strength in our core marking and coding business. Segment book-to-bill was 0.99.

Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025

Imaging & Identification segment revenue increased $18.4 million, or 3.2%, as compared to the six months ended June 30, 2025, attributable to a favorable impact from foreign currency translation of 3.3%, partially offset by an organic decline of 0.1%. The organic revenue decline was primarily due to shipment timing for marking and coding equipment, partially offset by pricing actions. Customer pricing favorably impacted revenue by approximately 0.9% and 3.2% in the prior year comparable period.

Imaging & Identification segment earnings increased $7.9 million, or 5.1%, for the six months ended June 30, 2026 over the prior year comparable period. The increase was primarily driven by pricing actions and productivity initiatives, partially offset by lower volumes and inflationary costs. Segment earnings margin increased to 27.5% from 27.0% in the prior year comparable period.

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

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2026	2025	% Change	2026	2025	% Change
Revenue	$552,709	$520,554	6.2%	$1,090,519	$1,014,127	7.5%

Segment earnings	$178,848	$159,504	12.1%	$348,340	$310,779	12.1%

Segment earnings margin	32.4%	30.6%		31.9%	30.6%

Operational metrics:
Bookings	$590,020	$530,158	11.3%	$1,187,598	$1,029,445	15.4%

Components of revenue growth:
Organic growth (decline)			0.4%			(0.2)%
Acquisitions			4.9%			5.9%
Foreign currency translation			0.9%			1.8%
Total revenue growth			6.2%			7.5%

Second Quarter 2026 Compared to the Second Quarter 2025

Pumps & Process Solutions revenue for the second quarter of 2026 increased $32.2 million, or 6.2%, as compared to the second quarter of 2025, driven by acquisition-related growth of 4.9%, a favorable impact from foreign currency translation of 0.9% and an organic revenue growth of 0.4%. Acquisition-related growth was driven by the acquisitions of Sikora AG and ipp Pump Products GmbH in the second quarter of 2025. Customer pricing favorably impacted revenue in the second quarter of 2026 by approximately 1.5% and by approximately 1.7% in the prior year comparable quarter.

The organic revenue growth was primarily driven by robust demand for products used in electrification and power generation infrastructure, single-use biopharma components, and industrial pumps, partially offset by anticipated revenue declines in our polymer processing solutions business as customers continue to focus on optimizing the significant capacity investments made over the last several years. We expect the organic growth to trend positively in the second half of the year.

Pumps & Process Solutions segment earnings increased $19.3 million, or 12.1%, over the prior year comparable quarter. The increase was driven by favorable price versus cost dynamics, positive portfolio mix and the impact from acquisitions, partially offset by lower volumes in our polymer processing solutions business. Segment earnings margin increased to 32.4% from 30.6% in the prior year comparable quarter.

Overall bookings increased 11.3% as compared to the prior year comparable quarter. The bookings increase was primarily driven by positive demand trends in the biopharmaceutical end market, as well as the favorable impact from acquisitions. Segment book-to-bill was 1.07.

Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025

Pumps & Process Solutions segment revenue increased $76.4 million, or 7.5%, as compared to the six months ended June 30, 2025, attributable to acquisition-related growth of 5.9% for the acquisitions of Sikora AG and ipp Pump Products GmbH in the second quarter of 2025 and a favorable impact from foreign currency translation of 1.8%, partially offset by an organic decline of 0.2%. The organic decline was primarily due to expected declines in our polymer processing solutions business, offset by products used in electrification and power generation infrastructure, single-use biopharma components, and industrial pumps. Customer pricing favorably impacted revenue by approximately 1.5% in both the first half of 2026 and in the prior year comparable period.

Pumps & Process Solutions segment earnings increased $37.6 million, or 12.1%, for the six months ended June 30, 2026 over the prior year comparable period. The increase was driven by favorable price versus cost dynamics, positive portfolio mix and the impact from acquisitions, partially offset by lower volumes in our polymer processing solutions business. Segment earnings margin increased to 31.9% from 30.6% from the prior year comparable period.

Climate & Sustainability Technologies

Our Climate & Sustainability Technologies segment is a provider of innovative and energy-efficient equipment, components, solutions, services and parts for the commercial refrigeration, heating and cooling and beverage can-making equipment end-markets.

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2026	2025	% Change	2026	2025	% Change
Revenue	$455,097	$416,151	9.4%	$866,157	$764,039	13.4%

Segment earnings	$75,826	$77,262	(1.9)%	$139,821	$129,381	8.1%

Segment earnings margin	16.7%	18.6%		16.1%	16.9%

Operational metrics:
Bookings	$560,272	$384,246	45.8%	$1,207,232	$779,869	54.8%

Components of revenue growth:
Organic growth			8.3%			11.5%
Foreign currency translation			1.1%			1.9%
Total revenue growth			9.4%			13.4%

Second Quarter 2026 Compared to the Second Quarter 2025

Climate & Sustainability Technologies revenue increased $38.9 million, or 9.4%, as compared to the second quarter of 2025, driven by organic revenue growth of 8.3% and a favorable impact from foreign currency translation of 1.1%. Customer pricing favorably impacted revenue in the second quarter of 2026 by approximately 2.6% and by approximately 0.2% in the prior year comparable quarter.

The organic revenue growth was primarily driven by continued strong demand in CO2 refrigerant systems and growth in refrigerated door case volumes, as well as accelerating demand for heat exchangers used in data center cooling and other applications. We expect organic growth trends to remain constructive in the second half of the year.

Climate & Sustainability Technologies segment earnings decreased $1.4 million, or 1.9%, over the prior year comparable quarter. The decrease in segment earnings was primarily due to costs relating to the timing of footprint consolidation projects and production ramp costs in retail refrigeration, partially offset by the favorable impact from higher volumes. Segment earnings margin decreased to 16.7% from 18.6% in the prior year comparable quarter.

Bookings in the second quarter of 2026 increased 45.8% from the prior year comparable quarter. The bookings increase was primarily driven by demand strength in retail refrigeration and heat exchangers, including longer lead-time orders. Segment book-to-bill was 1.23.

Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025

Climate & Sustainability Technologies segment revenue increased $102.1 million, or 13.4%, compared to the six months ended June 30, 2025, reflecting organic revenue growth of 11.5%, and a favorable foreign currency translation impact of 1.9%. The organic revenue growth for the six months ended June 30, 2026 was driven by favorable demand trends in retail refrigeration and heat exchanger applications. Customer pricing favorably impacted revenue by approximately 2.3% and 0.2% in the prior year comparable period.

Climate & Sustainability Technologies segment earnings increased $10.4 million, or 8.1%, for the six months ended June 30, 2026, as compared to the prior year comparable period. The earnings increase was primarily driven by the favorable impact from higher volumes and the favorable mix impact from CO2 refrigerant systems growth in retail refrigeration, partially offset by costs relating to the timing of footprint consolidation projects and production ramp costs in retail refrigeration. Segment earnings margin decreased to 16.1% from 16.9% in the prior year comparable period.

Reconciliation of Segment Earnings to Earnings from Continuing Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Earnings from Continuing Operations:
Segment earnings:
Engineered Products	$57,798	$53,511	$102,789	$97,625
Clean Energy & Fueling	128,546	107,771	227,587	193,415
Imaging & Identification	84,976	76,937	162,433	154,512
Pumps & Process Solutions	178,848	159,504	348,340	310,779
Climate & Sustainability Technologies	75,826	77,262	139,821	129,381
Total segment earnings	525,994	474,985	980,970	885,712
Purchase accounting expenses (1)	51,591	51,123	106,170	100,227
Restructuring and other costs (2)	24,635	23,210	61,430	32,607
Gain on dispositions (3)	—	(2,176)	—	(4,644)
Corporate expense / other (4)	47,534	41,875	96,772	93,834
Interest expense	29,058	26,791	58,580	54,399
Interest income	(14,522)	(17,935)	(28,582)	(38,189)
Earnings before provision for income taxes	387,698	352,097	686,600	647,478
Provision for income taxes	75,153	71,967	135,306	128,107
Earnings from continuing operations	$312,545	$280,130	$551,294	$519,371
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

Restructuring and Other Costs (Benefits)

Restructuring and other costs are not presented in our segment earnings because these costs are excluded from the segment operating performance measure reviewed by management. During the three and six months ended June 30, 2026, we incurred restructuring charges of $17.0 million and $47.2 million and other costs, net of $7.6 million and $14.2 million, respectively. Restructuring charges for the three and six months ended June 30, 2026 were primarily related to headcount reductions and exit costs in the Climate & Sustainability Technologies, Pumps & Process Solutions, Clean Energy & Fueling and Engineered Products segments. These restructuring programs were initiated in 2025 and 2026 and the Company will continue to make proactive adjustments to its cost structure to align with current demand trends. Other costs, net of $7.6 million and $14.2 million for the three and six months ended June 30, 2026 include $4.3 million and $7.3 million, respectively, in costs associated with a footprint reduction in our Climate & Sustainability Technologies segment. These restructuring and other charges were recorded in cost of goods and services and selling, general and administrative expenses in the condensed consolidated statements of earnings. Additional programs beyond the scope of the announced programs may be implemented during 2026 with related restructuring and other cost charges.

We recorded the following restructuring and other costs for the three and six months ended June 30, 2026:

	Three Months Ended June 30, 2026
(in thousands)	Engineered Products	Clean Energy & Fueling	Imaging & Identification	Pumps & Process Solutions	Climate & Sustainability Technologies	Corporate	Total
Restructuring	$5,087	$1,453	$1,789	$2,754	$5,826	$103	$17,012
Other costs, net	122	622	543	478	4,910	948	7,623
Restructuring and other costs	$5,209	$2,075	$2,332	$3,232	$10,736	$1,051	$24,635

	Six Months Ended June 30, 2026
(in thousands)	Engineered Products	Clean Energy & Fueling	Imaging & Identification	Pumps & Process Solutions	Climate & Sustainability Technologies	Corporate	Total
Restructuring	$6,811	$8,995	$2,825	$13,725	$14,352	$515	$47,223
Other costs, net	132	2,386	1,582	871	7,870	1,366	14,207
Restructuring and other costs	$6,943	$11,381	$4,407	$14,596	$22,222	$1,881	$61,430

Restructuring and other costs for the three and six months ended June 30, 2025 include restructuring charges of $13.5 million and $21.8 million and other costs, net of $9.7 million and $10.8 million. Restructuring charges for the three and six months ended June 30, 2025 were primarily related to exit costs and headcount reductions in the Climate & Sustainability Technologies, Pumps & Process Solutions and Clean Energy & Fueling segments. These restructuring programs were initiated in 2024 and 2025 and were undertaken in light of current market conditions. Other costs, net of $9.7 million and $10.8 million for the three and six months ended June 30, 2025 primarily relate to $4.0 million in costs associated with a product line exit in our Climate & Sustainability Technologies segment. These restructuring and other charges were recorded in cost of goods and services and selling, general and administrative expenses in the condensed consolidated statement of earnings.

We recorded the following restructuring and other costs for the three and six months ended June 30, 2025:

	Three Months Ended June 30, 2025
(in thousands)	Engineered Products	Clean Energy & Fueling	Imaging & Identification	Pumps & Process Solutions	Climate & Sustainability Technologies	Corporate	Total
Restructuring	$563	$2,676	$319	$2,646	$7,144	$181	$13,529
Other costs (benefits), net	(5)	742	596	(220)	6,597	1,971	9,681
Restructuring and other costs	$558	$3,418	$915	$2,426	$13,741	$2,152	$23,210

	Six Months Ended June 30, 2025
(in thousands)	Engineered Products	Clean Energy & Fueling	Imaging & Identification	Pumps & Process Solutions	Climate & Sustainability Technologies	Corporate	Total
Restructuring	$3,031	$4,444	$488	$4,591	$8,810	$475	$21,839
Other costs (benefits), net	56	857	1,011	(263)	6,998	2,109	10,768
Restructuring and other costs	$3,087	$5,301	$1,499	$4,328	$15,808	$2,584	$32,607

Purchase Accounting Expenses

Purchase accounting expenses primarily relate to amortization of acquired intangible assets. These expenses are not presented in our segment earnings because they are excluded from the segment operating performance measure reviewed by management. These expenses reconcile to segment earnings as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Purchase Accounting Expenses
Engineered Products	$2,834	$2,785	$5,683	$5,442
Clean Energy & Fueling	24,738	25,083	49,684	50,704
Imaging & Identification	4,982	5,844	10,091	11,454
Pumps & Process Solutions	14,613	12,995	31,863	23,803
Climate & Sustainability Technologies	4,424	4,416	8,849	8,824
Total	$51,591	$51,123	$106,170	$100,227

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

Cash Flow Summary

The following table is derived from our condensed consolidated statements of cash flows:

	Six Months Ended June 30,
Cash Flows from Operations (in thousands)	2026	2025
Net cash flows provided by (used in):
Operating activities	$427,168	$369,814
Investing activities	(105,841)	(755,770)
Financing activities	(235,037)	(206,469)

Operating Activities

Cash flow from operating activities for the six months ended June 30, 2026 increased by $57.4 million compared to June 30, 2025, primarily driven by higher operating earnings during the period.

Adjusted Working Capital: We believe adjusted working capital (a non-GAAP measure calculated as receivables, plus inventory, less accounts payable) provides a meaningful measure of liquidity by showing changes caused by operational results.

The following table provides a calculation of adjusted working capital:

Adjusted Working Capital (in thousands)	June 30, 2026	December 31, 2025
Receivables, net	$1,522,327	$1,371,352
Inventories, net	1,421,297	1,272,784
Less: Accounts payable	955,735	875,678
Adjusted working capital	$1,987,889	$1,768,458

Adjusted working capital has increased by $219.4 million, or 12.4%, for the six months ended June 30, 2026, driven by an increase of $151.0 million in net receivables and an increase of $148.5 million in net inventory, partially offset by an increase in accounts payable of $80.1 million. These amounts include the effects of acquisitions and foreign currency translation. Accounts receivable increased compared to the prior year as a result of higher revenue generation during the period. Inventories increased to support higher volume deliveries expected over the next several quarters, as supported by the order book and in line with historical seasonality. These factors also led to an increase in accounts payable.

Investing Activities

Cash flow from investing activities is derived from cash outflows for capital expenditures and acquisitions. The majority of the activity in investing activities was comprised of the following:

•Capital spending: Capital expenditures decreased $1.5 million during the six months ended June 30, 2026, compared to the six months ended June 30, 2025, in line with our planned capital expenditures for the year.

•Acquisitions: During the six months ended June 30, 2026, we deployed approximately $0.7 million to acquire one business within the Engineered Products segment. In comparison, during the six months ended June 30, 2025, we deployed approximately $658.5 million, net to acquire three business within the Pumps & Process Solutions segment. See Note 3 — Acquisitions in the condensed consolidated financial statements in Item 1 of this Form 10-Q for further details.

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

Financing Activities

Cash flow from financing activities generally relates to the use of cash for payment of dividends, purchases of our common stock, and cash payments related to the settlement of tax obligations for exercises of share-based awards. The majority of financing activity was attributed to the following:

•Repurchase of common stock: During the six months ended June 30, 2026, the Company repurchased a total of 250,000 shares for $53.9 million. During the six months ended June 30, 2025, the Company repurchased a total of 200,000 shares for $40.7 million. See Note 17 — Stockholders' Equity in the condensed consolidated financial statements in Item 1 of this Form 10-Q for further details.

•Dividend payments: Total dividend payments to common shareholders were $140.4 million during the six months ended June 30, 2026, as compared to $142.0 million during the same period in 2025. Our dividends paid per common share increased 1.0% to $1.04 during the six months ended June 30, 2026 compared to $1.03 during the same period in 2025.

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

The following table reconciles our free cash flow to cash flow provided by operating activities:

	Six Months Ended June 30,
Free Cash Flow (dollars in thousands)	2026	2025
Cash flow provided by operating activities	$427,168	$369,814
Less: Capital expenditures	(107,591)	(109,124)
Free cash flow	$319,577	$260,690
Cash flow from operating activities as a percentage of revenue	10.1%	9.4%
Cash flow from operating activities as a percentage of earnings from continuing operations	77.5%	71.2%
Free cash flow as a percentage of revenue	7.5%	6.7%
Free cash flow as a percentage of earnings from continuing operations	58.0%	50.2%

For the six months ended June 30, 2026, we generated free cash flow of $319.6 million, representing 7.5% of revenue and 58.0% of earnings from continuing operations. Free cash flow for the six months ended June 30, 2026 increased $58.9 million, compared to June 30, 2025, primarily driven by higher operating earnings.

Capitalization

We use commercial paper borrowings for general corporate purposes, including the funding of acquisitions and the repurchase of our common stock. As of June 30, 2026, we maintained a $1.5 billion five-year unsecured revolving credit facility (the "Credit Agreement") with a syndicate of banks which expires April 2, 2031. The Credit Agreement is designated as a liquidity back-stop for the Company's commercial paper program and also is available for general corporate purposes. The previous $1.0 billion five-year unsecured revolving credit facility was terminated upon execution of the new credit facility and the previous $500.0 million 364-day unsecured revolving credit facility expired on the same day. There were no outstanding borrowings under the new Credit Agreement as of June 30, 2026 or previous five-year and 364-day credit facilities as of December 31, 2025.

At the Company's election, loans under the Credit Agreements will bear interest at a base rate plus an applicable margin. The Credit Agreements require the Company to pay facility fees and impose various restrictions on the Company such as, among other things, a requirement to maintain an interest coverage ratio of consolidated EBITDA to consolidated net interest expense of not less than 3.0 to 1. The Company was in compliance with all covenants in the Credit Agreements and other long-term debt covenants at June 30, 2026 and had an interest coverage ratio of consolidated EBITDA to consolidated net interest expense of 36.9 to 1. We are not aware of any potential impairment to our liquidity and expect to remain in compliance with all of our debt covenants.

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

At June 30, 2026, our cash and cash equivalents totaled $1.8 billion, of which approximately $602.5 million was held outside the United States. At December 31, 2025, our cash and cash equivalents totaled $1.7 billion, of which approximately $447.8 million was held outside the United States. Cash and cash equivalents are held primarily in bank deposits with highly rated banks. We regularly hold cash in excess of near-term requirements in bank deposits or invest the funds in government money market instruments or short-term investments, which consist of investment grade time deposits with original maturity dates at the time of purchase of no greater than three months.

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

Net Debt to Net Capitalization Ratio (dollars in thousands)	June 30, 2026	December 31, 2025
Current portion of long-term debt	$681,792	$706,677
Long-term debt	2,578,196	2,621,295
Total debt	3,259,988	3,327,972
Less: Cash and cash equivalents	(1,755,971)	(1,676,808)
Net debt	1,504,017	1,651,164
Add: Stockholders' equity	7,704,004	7,405,206
Net capitalization	$9,208,021	$9,056,370
Net debt to net capitalization	16.3%	18.2%

Our net debt to net capitalization ratio decreased to 16.3% at June 30, 2026 compared to 18.2% at December 31, 2025. Net debt decreased $147.1 million during the period primarily driven by an increase in cash and cash equivalents and a decrease in value of the euro-denominated debt resulting from foreign currency translation adjustments. Stockholders' equity increased for the period primarily driven by current earnings of $550.7 million, partially offset by dividends paid and share repurchases for the period.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the six months ended June 30, 2026. For a discussion of our exposure to market risk, refer to Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Item 4. Controls and Procedures

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2026.

During the second quarter of 2026, there were no changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

c.The below table presents shares of Dover Stock that we acquired during the quarter

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs (1)
April 1 to April 30	153,652	$200.99	153,652	14,193,056
May 1 to May 31	—	—	—	14,193,056
June 1 to June 30	—	—	—	14,193,056
For the Quarter	153,652	$200.99	153,652	14,193,056

(1) In August 2023, the Company's Board of Directors approved a new standing share repurchase authorization whereby the Company may repurchase up to 20 million shares beginning on January 1, 2024 through December 31, 2026. As of June 30, 2026, the number of shares still available for repurchase under the current share repurchase authorization was 14,193,056.

(2) On November 10, 2025, the Company entered into a $500.0 million accelerated share repurchase agreement (the "ASR Agreement") with JPMorgan Chase Bank, N.A. ("JPMorgan") to repurchase its shares in an accelerated share repurchase program (the "ASR Program"). The Company funded the ASR Program with cash on hand. Under the terms of the ASR Agreement, the Company paid JPMorgan $500.0 million on November 12, 2025, and on that date received initial delivery of 2,334,010 shares, representing a substantial majority of the shares expected to be retired over the course of the ASR Program. In April 2026, JPMorgan delivered 153,652 additional shares which completed the ASR Program, totaling 2,487,662 repurchased shares under the ASR Agreement. The total number of shares repurchased under the ASR Agreement was based on the average of the daily volume-weighted average share price of Dover's common stock during the calculation period of the ASR Program, less a discount, which was $200.99 over the term of the ASR Program.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

a.- b. None.

c. During the six months ended June 30, 2026, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

10.1
Five-Year Credit Agreement dated as of April 2, 2026 among Dover Corporation, the Lenders party thereto, the Issuing Banks party thereto, the Borrowing Subsidiaries party thereto from time to time and JPMorgan Chase Bank, N.A. as Administrative Agent, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 8, 2026 (SEC File No. 001-04018), is incorporated by reference.

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

101
The following materials from Dover Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page formatted in Inline XBRL and contained in Exhibit 101.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

DOVER CORPORATION

Date:	July 23, 2026	/s/ Christopher B. Woenker
Christopher B. Woenker
Senior Vice President & Chief Financial Officer
(Principal Financial Officer)

Date:	July 23, 2026	/s/ Ryan W. Paulson
Ryan W. Paulson
Vice President, Controller
(Principal Accounting Officer)