Form 10-Q
period 2026-09-30
DOVER Corp
filed 2026-10-22
CIK 29905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☑
The number of shares outstanding of the Registrant’s common stock as of October 16, 2026 was 133,007,687.

Dover Corporation
Form 10-Q

Item 1. Financial Statements
DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$2,233,839	$2,077,841	$6,477,483	$5,993,492
Cost of goods and services	1,330,413	1,244,247	3,895,316	3,596,136
Gross profit	903,426	833,594	2,582,167	2,397,356
Selling, general and administrative expenses	484,238	456,441	1,465,283	1,369,297
Operating earnings	419,188	377,153	1,116,884	1,028,059
Interest expense	28,870	27,239	87,450	81,638
Interest income	(16,520)	(17,804)	(45,102)	(55,993)
Gain on dispositions	—	—	—	(4,644)
Other income, net	(13,848)	(18,525)	(32,750)	(26,663)
Earnings before provision for income taxes	420,686	386,243	1,107,286	1,033,721
Provision for income taxes	83,866	82,951	219,172	211,058
Earnings from continuing operations	336,820	303,292	888,114	822,663
Loss from discontinued operations, net	(3,489)	(1,296)	(4,104)	(10,782)
Net earnings	$333,331	$301,996	$884,010	$811,881

Earnings per share from continuing operations:
Basic	$2.51	$2.21	$6.60	$5.99
Diluted	$2.50	$2.20	$6.56	$5.96
Loss per share from discontinued operations:
Basic	$(0.03)	$(0.01)	$(0.03)	$(0.08)
Diluted	$(0.03)	$(0.01)	$(0.03)	$(0.08)
Net earnings per share:
Basic	$2.48	$2.20	$6.57	$5.92
Diluted	$2.47	$2.19	$6.53	$5.88
Weighted average shares outstanding:
Basic	134,200	137,236	134,644	137,254
Diluted	134,878	138,029	135,440	138,099

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net earnings	$333,331	$301,996	$884,010	$811,881
Other comprehensive earnings (loss), net of tax
Foreign currency translation adjustments:
Foreign currency translation gain (loss)	1,616	(15,298)	(52,158)	124,814
Reclassification of foreign currency translation (gains) losses to earnings	—	—	(37)	1,858
Total foreign currency translation adjustments (net of $817, $(584), $(14,974) and $34,216 tax benefit (provision), respectively)	1,616	(15,298)	(52,195)	126,672
Pension and other post-retirement benefit plans:
Amortization of actuarial gain included in net periodic pension cost	(395)	(284)	(1,185)	(889)
Amortization of prior service credits included in net periodic pension cost	(51)	(178)	(159)	(509)
Settlement and curtailment impact(1)	—	—	—	(565)
Total pension and other post-retirement benefit plans (net of $121, $129, $363 and $554 tax benefit, respectively)	(446)	(462)	(1,344)	(1,963)
Changes in fair value of cash flow hedges:
Unrealized net (loss) gain arising during the period	(270)	(351)	1,881	(5,274)
Net (gain) loss reclassified into earnings	(596)	1,515	(1,401)	2,079
Total cash flow hedges (net of $252, $(340), $(140) and $933 tax benefit (provision), respectively)	(866)	1,164	480	(3,195)
Other comprehensive earnings (loss), net of tax	304	(14,596)	(53,059)	121,514
Comprehensive earnings	$333,635	$287,400	$830,951	$933,395
(1) Included in loss from discontinued operations, net in the condensed consolidated statement of earnings.

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$1,693,175	$1,676,808
Receivables, net	1,571,743	1,371,352
Inventories, net	1,469,050	1,272,784
Prepaid and other current assets	225,561	185,996
Total current assets	4,959,529	4,506,940
Property, plant and equipment, net	1,155,068	1,119,623
Goodwill	5,380,153	5,430,038
Intangible assets, net	1,593,227	1,759,616
Other assets and deferred charges	591,311	606,206
Total assets	$13,679,288	$13,422,423

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$683,403	$706,677
Accounts payable	943,344	875,678
Accrued compensation and employee benefits	257,788	280,737
Deferred revenue	180,323	155,025
Accrued insurance	93,171	87,596
Other accrued expenses	364,431	352,053
Federal and other income taxes	26,766	60,723
Total current liabilities	2,549,226	2,518,489
Long-term debt	2,581,187	2,621,295
Deferred income taxes	456,621	394,368
Other liabilities	456,240	483,065
Stockholders' equity:
Common stock - $1 par value; 260,437,063 and 260,194,888 shares issued at September 30, 2026 and December 31, 2025	260,437	260,195
Additional paid-in capital	882,035	850,763
Retained earnings	14,893,807	14,220,582
Accumulated other comprehensive loss	(228,013)	(174,954)
Treasury stock	(8,172,252)	(7,751,380)
Total stockholders' equity	7,636,014	7,405,206
Total liabilities and stockholders' equity	$13,679,288	$13,422,423

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except per share data)
(Unaudited)

	Common stock $1 par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings (loss)	Treasury stock	Total stockholders' equity
Balance at July 1, 2026	$260,421	$878,427	$14,630,819	$(228,317)	$(7,837,346)	$7,704,004
Net earnings	—	—	333,331	—	—	333,331
Dividends paid ($0.525 per share)	—	—	(70,343)	—	—	(70,343)
Common stock issued for the exercise of share-based awards	16	(2,045)	—	—	—	(2,029)
Stock-based compensation expense	—	5,653	—	—	—	5,653
Common stock acquired, including excise tax	—	—	—	—	(334,906)	(334,906)
Other comprehensive earnings, net of tax	—	—	—	304	—	304
Balance at September 30, 2026	$260,437	$882,035	$14,893,807	$(228,013)	$(8,172,252)	$7,636,014

	Common stock $1 par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total stockholders' equity
Balance at July 1, 2025	$260,149	$916,601	$13,777,499	$(191,666)	$(7,321,278)	$7,441,305
Net earnings	—	—	301,996	—	—	301,996
Dividends paid ($0.52 per share)	—	—	(71,162)	—	—	(71,162)
Common stock issued for the exercise of share-based awards	14	(1,349)	—	—	—	(1,335)
Stock-based compensation expense	—	6,728	—	—	—	6,728
Other comprehensive loss, net of tax	—	—	—	(14,596)	—	(14,596)
Balance at September 30, 2025	$260,163	$921,980	$14,008,333	$(206,262)	$(7,321,278)	$7,662,936

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except per share data)
(Unaudited)

	Common stock $1 par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total stockholders' equity
Balance at January 1, 2026	$260,195	$850,763	$14,220,582	$(174,954)	$(7,751,380)	$7,405,206
Net earnings	—	—	884,010	—	—	884,010
Dividends paid ($1.565 per share)	—	—	(210,785)	—	—	(210,785)
Common stock issued for the exercise of share-based awards	242	(34,169)	—	—	—	(33,927)
Stock-based compensation expense	—	33,412	—	—	—	33,412
Common stock acquired, including accelerated share repurchase program and excise tax	—	32,029	—	—	(420,872)	(388,843)
Other comprehensive loss, net of tax	—	—	—	(53,059)	—	(53,059)
Balance at September 30, 2026	$260,437	$882,035	$14,893,807	$(228,013)	$(8,172,252)	$7,636,014

	Common stock $1 par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings (loss)	Treasury stock	Total stockholders' equity
Balance at January 1, 2025	$260,031	$892,686	$13,409,633	$(327,776)	$(7,280,578)	$6,953,996
Net earnings	—	—	811,881	—	—	811,881
Dividends paid ($1.55 per share)	—	—	(213,181)	—	—	(213,181)
Common stock issued for the exercise of share-based awards	132	(8,311)	—	—	—	(8,179)
Stock-based compensation expense	—	37,605	—	—	—	37,605
Common stock acquired	—	—	—	—	(40,700)	(40,700)
Other comprehensive earnings, net of tax	—	—	—	121,514	—	121,514
Balance at September 30, 2025	$260,163	$921,980	$14,008,333	$(206,262)	$(7,321,278)	$7,662,936

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Operating Activities:
Net earnings	$884,010	$811,881
Adjustments to reconcile net earnings to cash provided by operating activities:
Loss from discontinued operations, net	4,104	10,782
Depreciation and amortization	292,203	280,262
Stock-based compensation expense	33,412	37,605
Gain on dispositions	—	(4,644)
Other, net	(6,328)	(19,255)
Cash effect of changes in assets and liabilities:
Accounts receivable, net	(201,635)	(33,816)
Inventories	(193,658)	(95,567)
Prepaid expenses and other assets	(29,532)	(9,677)
Accounts payable	66,690	(26,309)
Accrued compensation and employee benefits	(46,974)	(74,687)
Accrued expenses and other liabilities	43,709	(24,485)
Accrued and deferred taxes, net	19,930	(58,031)
Net cash provided by operating activities	865,931	794,059
Investing Activities:
Additions to property, plant and equipment	(163,005)	(163,274)
Acquisitions, net of cash and cash equivalents acquired	(42,809)	(663,194)
Proceeds from dispositions, net of cash transferred	—	5,998
Other	3,206	5,843
Net cash used in investing activities	(202,608)	(814,627)
Financing Activities:
Repurchase of common stock	(385,527)	(40,700)
Dividends paid to stockholders	(210,785)	(213,181)
Payments to settle employee tax obligations on exercise of share-based awards	(33,927)	(11,627)
Other	(11,123)	(14,839)
Net cash used in financing activities	(641,362)	(280,347)
Cash Flows from Discontinued Operations:
Net cash used in operating activities of discontinued operations	(820)	(1,551)
Net cash used in investing activities of discontinued operations	—	(9,796)
Net cash used in discontinued operations	(820)	(11,347)

Effect of exchange rate changes on cash and cash equivalents	(4,774)	20,189
Net increase (decrease) in cash and cash equivalents	16,367	(292,073)
Cash and cash equivalents at beginning of period	1,676,808	1,844,877
Cash and cash equivalents at end of period	$1,693,175	$1,552,804

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

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
At September 30, 2026, we estimated that $348,332 in revenue is expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. We expect to recognize approximately 59.5% of the Company's unsatisfied (or partially unsatisfied) performance obligations as revenue through 2027, 23.5% in 2028, with the remaining balance to be recognized in 2029 and thereafter.

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

The following table provides information about contract assets and contract liabilities from contracts with customers:

	September 30, 2026	December 31, 2025	December 31, 2024
Contract assets - current	$45,505	$36,018	$22,413
Contract liabilities - current	180,323	155,025	198,629
Contract liabilities - non-current	6,077	4,427	4,452

The revenue recognized during the nine months ended September 30, 2026 and 2025 that was included in contract liabilities at the beginning of the period amounted to $122,676 and $140,267, respectively.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
3. Acquisitions

2026 Acquisitions

On August 12, 2026, the Company acquired 100% of the equity interest in Cloeren Incorporated ("Cloeren"), a manufacturer of high-performance, custom-designed extrusion head systems for polymer and plastics applications for $39,246, net of cash acquired. The Cloeren business was acquired to complement existing operations and expand the Company's ability to serve customers with a broader, more complete solution across polymer processing applications within the Pumps & Process Solutions segment. The purchase accounting for Cloeren is preliminary.

On August 18, 2026, the Company entered into a definitive agreement to acquire Leistung Engineering Pvt. Ltd., a specialized manufacturer of cryogenic and diaphragm valves, filtration systems, and related products, for total preliminary consideration of $40,000, subject to post-closing adjustments. The transaction is subject to satisfaction of customary closing conditions, including receipt of regulatory approvals, and is expected to close in the fourth quarter of 2026. This acquisition adds complementary offerings within the Clean Energy & Fueling segment.

Two other immaterial acquisitions were completed during the nine months ended September 30, 2026, within the Engineered Products and Pumps & Process Solutions segments.

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

During the nine months ended September 30, 2026, the Company recorded additional measurement period adjustments resulting in an increase to goodwill of $5,592. These adjustments are based on facts and circumstances that existed, but were not known, as of the acquisition date.

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

On August 1, 2025, the Company acquired 100% of the equity interest in Site IQ LLC ("SIQ"), an industrial internet of things company with a focus on remote monitoring of fueling sites, for total consideration of $11,379, net of cash acquired and inclusive of contingent consideration and measurement period adjustments. SIQ's hardware and software products expand the Company's ability to deliver a comprehensive solution that brings actionable intelligence and remote hardware service to retailers and service companies within the Clean Energy & Fueling segment. In connection with this acquisition, the Company recorded tax-deductible goodwill of $7,364 and intangible assets of $4,600 related to unpatented technology.

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

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
4. Discontinued and Disposed Operations

Discontinued Operations

On October 8, 2024, the Company completed the sale of the ESG business, an operating company within the Engineered Products segment, to Terex Corporation for total consideration, net of cash transferred, of $2.0 billion. The ESG sale qualifies for discontinued operations reporting because its disposal represented a strategic shift with a major effect on the Company's operations and financial results. As a result, the Company has classified the results of operations as discontinued operations in the condensed consolidated statements of earnings and the condensed consolidated statements of cash flows for the periods presented. During the three and nine months ended September 30, 2026, other post-closing adjustments of $4,417 ($3,489 after-tax) and $5,195 ($4,104 after-tax), respectively, were recorded resulting in a loss from discontinued operations in the condensed consolidated statements of earnings. During the three and nine months ended September 30, 2025, other post-closing adjustments of $1,640 ($1,296 after-tax) and net working capital adjustments and other post-closing adjustments of $13,633 ($10,782 after-tax), respectively, were recorded resulting in a loss from discontinued operations in the condensed consolidated statements of earnings.

In June 2025, a jury returned a verdict against the ESG business for approximately $58.9 million in connection with litigation involving alleged breach of contract and inducement of breach of fiduciary duty claims arising from certain product development efforts. On post-trial motions, the trial court reduced the judgment. Both parties appealed the final judgment to the U.S. Court of Appeals for the Seventh Circuit. In connection with these developments, the Company recognized an immaterial expense during the quarter related to the matter.

Dispositions

There were no material dispositions in 2025 or 2026.

5. Inventories, net

	September 30, 2026	December 31, 2025
Raw materials	$873,961	$765,453
Work in progress	294,252	235,523
Finished goods	451,382	422,229
Subtotal	1,619,595	1,423,205
Less reserves	(150,545)	(150,421)
Total	$1,469,050	$1,272,784

6. Property, Plant and Equipment, net

	September 30, 2026	December 31, 2025
Land	$70,275	$68,650
Buildings and improvements	728,186	705,756
Machinery, equipment and other	2,267,167	2,170,149
Property, plant and equipment, gross	3,065,628	2,944,555
Accumulated depreciation	(1,910,560)	(1,824,932)
Property, plant and equipment, net	$1,155,068	$1,119,623

Depreciation expense totaled $44,959 and $42,698 for the three months ended September 30, 2026 and 2025, respectively. For the nine months ended September 30, 2026 and 2025, depreciation expense totaled $132,040 and $124,524, respectively.

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

	2026	2025
Balance at January 1	$35,418	$28,794
Provision for expected credit losses, net of recoveries	6,210	6,386
Amounts written off charged against the allowance	(1,629)	(6,585)
Other, including foreign currency translation	(703)	6,749
Balance at September 30	$39,296	$35,344

8. Goodwill and Other Intangible Assets

The changes in the carrying value of goodwill by reportable segment were as follows:

	Engineered Products	Clean Energy & Fueling	Imaging & Identification	Pumps & Process Solutions	Climate & Sustainability Technologies	Total
Balance at January 1, 2026	$430,807	$1,759,039	$1,119,608	$1,607,260	$513,324	$5,430,038
Acquisitions	—	—	—	198	—	198
Measurement period adjustments	—	—	—	5,592	—	5,592
Foreign currency translation	(4,710)	(16,695)	(14,768)	(18,735)	(767)	(55,675)
Balance at September 30, 2026	$426,097	$1,742,344	$1,104,840	$1,594,315	$512,557	$5,380,153

During the nine months ended September 30, 2026, the Company recognized measurement period adjustments of $5,592 related to the Sikora acquisition in the second quarter of 2025 in the Pumps & Process Solutions segment.

The Company’s definite-lived and indefinite-lived intangible assets by major asset class were as follows:

	September 30, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Customer intangibles	$2,628,620	$1,466,765	$1,161,855	$2,663,551	$1,369,528	$1,294,023
Trademarks	309,080	191,220	117,860	311,501	180,564	130,937
Patents	194,373	151,405	42,968	197,671	148,694	48,977
Unpatented technologies	364,205	220,137	144,068	369,832	203,960	165,872
Distributor relationships	84,135	78,112	6,023	85,840	75,919	9,921
Other	41,748	17,940	23,808	28,301	15,147	13,154
Total	3,622,161	2,125,579	1,496,582	3,656,696	1,993,812	1,662,884
Unamortized intangible assets:
Trademarks	96,645	—	96,645	96,732	—	96,732
Total intangible assets, net	$3,718,806	$2,125,579	$1,593,227	$3,753,428	$1,993,812	$1,759,616

For the three months ended September 30, 2026 and 2025, amortization expense was $53,011 and $55,763, respectively. For the nine months ended September 30, 2026 and 2025, amortization expense was $160,163 and $155,738, respectively. Amortization expense is primarily comprised of acquisition-related intangible amortization.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
9. Restructuring Activities

The Company's restructuring charges by segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Engineered Products	$1,115	$1,062	$7,926	$4,093
Clean Energy & Fueling	5,652	2,842	14,647	7,286
Imaging & Identification	216	355	3,041	843
Pumps & Process Solutions	6,476	1,711	20,201	6,302
Climate & Sustainability Technologies	5,560	4,500	19,912	13,310
Corporate	358	133	873	608
Total	$19,377	$10,603	$66,600	$32,442

These amounts are classified in the condensed consolidated statements of earnings as follows:
Cost of goods and services	$8,695	$4,272	$33,866	$18,728
Selling, general and administrative expenses	10,682	6,331	32,734	13,714
Total	$19,377	$10,603	$66,600	$32,442

The restructuring expenses of $19,377 and $66,600 incurred during the three and nine months ended September 30, 2026 were primarily related to headcount reductions and exit costs in the Pumps & Process Solutions, Climate & Sustainability Technologies, Clean Energy & Fueling and Engineered Products segments. These restructuring programs were initiated in 2025 and 2026 and the Company will continue to make proactive adjustments to its cost structure to align with current demand trends.

The Company’s severance and exit accrual activities were as follows:

	Severance	Exit		Total
Balance at January 1, 2026	$15,155	$3,439		$18,594
Restructuring charges	35,912	30,688	(1)	66,600
Payments	(33,516)	(17,218)		(50,734)
Other, including foreign currency translation	(563)	(14,995)	(1)	(15,558)
Balance at September 30, 2026	$16,988	$1,914		$18,902
(1) Exit reserves activity includes non-cash asset charges within the Clean Energy & Fueling, Pumps & Process Solutions and Climate & Sustainability Technologies segments.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
10. Borrowings

Borrowings consist of the following:

		Carrying amount (1)
	Principal	September 30, 2026	December 31, 2025
Long-term
1.25% 10-year notes due November 9, 2026 (euro-denominated)	€600,000	683,403	706,677
0.750% 8-year notes due November 4, 2027 (euro-denominated)	€500,000	568,628	588,082
6.65% 30-year debentures due June 1, 2028	$200,000	199,833	199,757
2.950% 10-year notes due November 4, 2029	$300,000	298,829	298,544
3.50% 8-year notes due November 12, 2033 (euro-denominated)	€550,000	621,432	642,927
5.375% 30-year debentures due October 15, 2035	$300,000	297,744	297,557
6.60% 30-year notes due March 15, 2038	$250,000	248,703	248,618
5.375% 30-year notes due March 1, 2041	$350,000	346,018	345,810
Total long-term debt		3,264,590	3,327,972
Less long-term debt current portion		(683,403)	(706,677)
Net long-term debt		$2,581,187	$2,621,295
(1) Carrying amount is net of unamortized debt discount and deferred debt issuance costs. Total unamortized debt discounts on total long-term debt were $7.0 million and $8.6 million as of September 30, 2026 and December 31, 2025, respectively. Total deferred debt issuance costs on total long-term debt were $8.1 million and $9.7 million as of September 30, 2026 and December 31, 2025, respectively.

The discounts are being amortized to interest expense using the effective interest method over the life of the issuances. The deferred issuance costs are amortized on a straight-line basis over the life of the debt, as this approximates the effective interest method.

On April 2, 2026, the Company entered into a new $1.5 billion five-year unsecured revolving credit facility (the "Credit Agreement") with a syndicate of banks. The previous $1.0 billion five-year unsecured revolving credit facility was terminated upon execution of the new credit facility and the previous $500.0 million 364-day unsecured revolving credit facility expired on the same day. The lenders' commitments under the five-year Credit Agreement will terminate and the loans under the Credit Agreement will mature on April 2, 2031. The Credit Agreement is designated as a liquidity back-stop for the Company's commercial paper program and also is available for general corporate purposes. At the Company's election, loans under the Credit Agreement will bear interest at a base rate plus an applicable margin. The Credit Agreement requires the Company to pay facility fees and imposes various restrictions on the Company such as, among other things, a requirement to maintain a minimum interest coverage ratio of consolidated EBITDA to consolidated net interest expense of not less than 3.0 to 1. There were no outstanding borrowings under the new Credit Agreement as of September 30, 2026 or previous five-year and 364-day credit facilities as of December 31, 2025.

The Company was in compliance with all covenants in the Credit Agreement and other long-term debt covenants at September 30, 2026 and had an interest coverage ratio of consolidated EBITDA to consolidated net interest expense of 35.7 to 1.

Letters of Credit and other Guarantees

As of September 30, 2026, the Company had approximately $180.0 million outstanding in letters of credit, surety bonds, and performance and other guarantees which primarily expire on various dates through 2035. These letters of credit and bonds are primarily issued as security for insurance, warranty and other performance obligations. In general, we would only be liable for the amount of these guarantees in the event of default in the performance of our obligations, the probability of which is believed to be remote.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
11. Financial Instruments

Cash Flow Hedges

The Company is exposed to market risk for changes in foreign currency exchange rates due to the global nature of its operations and certain commodity risks. In order to manage these risks, the Company has hedged portions of its forecasted sales and purchases which occur within the next twelve months that are denominated in non-functional currencies, with currency forward contracts designated as cash flow hedges. At September 30, 2026 and December 31, 2025, the Company had contracts with total notional amounts of $148,561 and $153,765, respectively, to exchange currencies, principally euro, pound sterling, Swedish krona, Canadian dollar, Chinese yuan, and Swiss franc. The Company believes it is probable that all forecasted cash flow transactions will occur.

In addition, the Company had outstanding contracts with a total notional amount of $107,361 and $74,403 as of September 30, 2026 and December 31, 2025, respectively, that are not designated as hedging instruments. These instruments are used to reduce the Company's exposure for operating receivables and payables that are denominated in non-functional currencies. Gains and losses on these contracts are recorded in other income, net in the condensed consolidated statements of earnings.

The following table sets forth the fair values of derivative instruments designated as cash flow hedges held by the Company as of September 30, 2026 and December 31, 2025 and the balance sheet lines in which they are recorded:

	Fair Value Asset (Liability)
	September 30, 2026	December 31, 2025	Balance Sheet Caption
Foreign currency forward	$885	$647	Prepaid and other current assets
Foreign currency forward	(546)	(654)	Other accrued expenses

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

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
Amounts recognized in other comprehensive earnings (loss) for the gains (losses) on net investment hedges were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(Loss) gain on euro-denominated debt	$(3,625)	$(896)	$66,434	$(138,656)
Gain (loss) on currency forward contract	—	3,475	—	(12,702)
(Loss) gain on net investment hedges	(3,625)	2,579	66,434	(151,358)
Tax benefit (expense)	817	(584)	(14,974)	34,216
Net (loss) gain on net investment hedges, net of tax	$(2,808)	$1,995	$51,460	$(117,142)

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

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
	Level 2	Level 2
Assets:
Foreign currency cash flow hedges	$885	$647
Liabilities:
Foreign currency cash flow hedges	546	654

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

The estimated fair value of long-term debt at September 30, 2026 and December 31, 2025, was $2,486,144 and $2,652,750, respectively. The estimated fair value of long-term debt is based on quoted market prices for similar instruments and is, therefore, classified as Level 2 within the fair value hierarchy.

The carrying values of cash and cash equivalents, trade receivables, accounts payable, and current portion of long-term debt approximate their fair values as of September 30, 2026 and December 31, 2025 due to the short-term nature of these instruments.

12. Income Taxes

The effective tax rates for the three months ended September 30, 2026 and 2025 were 19.9% and 21.5%, respectively. The decrease in the effective tax rate for the three months ended September 30, 2026 relative to the prior year comparable period was primarily driven by an internal reorganization in 2026.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

The effective tax rates for the nine months ended September 30, 2026 and 2025 were 19.8% and 20.4%, respectively. The decrease in the effective tax rate for the nine months ended September 30, 2026 relative to the prior year comparable period was primarily driven by internal reorganizations in 2026.

Dover and its subsidiaries file tax returns in the U.S., including various state and local returns, and in other foreign jurisdictions. The Company is routinely audited by taxing authorities in its filing jurisdictions, and a number of these audits are currently underway. We believe adequate provision has been made for all income tax uncertainties.

13. Equity Incentive Program

The Company typically makes its annual grants of equity awards pursuant to actions taken by the Compensation Committee of the Board of Directors at its regularly scheduled first quarter meeting. During the nine months ended September 30, 2026, the Company issued stock-settled appreciation rights ("SARs") covering 269,419 shares, performance share awards ("PSAs") of 32,294 and restricted stock units ("RSUs") of 59,391. During the nine months ended September 30, 2025, the Company issued SARs covering 283,837 shares, PSAs of 34,458 and RSUs of 60,544.

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

Stock-based compensation is reported within selling, general and administrative expenses in the condensed consolidated statements of earnings. The following table summarizes the Company’s compensation expense relating to all stock-based incentive plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Pre-tax stock-based compensation expense	$5,653	$6,728	$33,412	$37,605
Tax benefit	(456)	(70)	(3,351)	(3,297)
Total stock-based compensation expense, net of tax	$5,197	$6,658	$30,061	$34,308

14. Commitments and Contingent Liabilities

Litigation

A few of the Company’s subsidiaries are involved in legal proceedings relating to the cleanup of waste disposal sites identified under federal and state statutes which provide for the allocation of such costs among "potentially responsible parties." In each instance, the extent of the Company’s liability appears to be relatively insignificant in relation to the total projected expenditures and the number of other "potentially responsible parties" involved and is anticipated to be immaterial to the Company. In addition, a few of the Company’s subsidiaries are involved in ongoing remedial activities at certain current and former plant sites, in cooperation with regulatory agencies, and appropriate estimated liabilities have been established. At September 30, 2026 and December 31, 2025, these estimated liabilities for environmental and other matters, including private party claims for exposure to hazardous substances that are probable and estimable, were not significant.

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

The Company has estimated liabilities for these other legal matters that are probable and estimable, and at September 30, 2026 and December 31, 2025, these estimated liabilities were immaterial. While it is not possible at this time to predict the outcome of these legal actions, in the opinion of management, based on the aforementioned reviews, the Company is not currently involved in any legal proceedings which, individually or in the aggregate, could have a material effect on its financial position, results of operations, or cash flows.

See also Note 4 — Discontinued and Disposed Operations for details on litigation related to a discontinued operation.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
Warranty Accruals

Estimated warranty program claims are provided for at the time of sale of the Company's products. Amounts provided for are based on historical costs and adjusted for new claims and are included within other accrued expenses and other liabilities in the condensed consolidated balance sheets. The changes in the carrying amount of product warranties through September 30, 2026 and 2025, were as follows:

	2026	2025
Balance at January 1	$45,858	$42,055
Provision for warranties	42,855	37,971
Settlements made	(41,739)	(38,667)
Other adjustments, including acquisitions and currency translation	(1,097)	3,398
Balance at September 30	$45,877	$44,757

Supply Chain Financing

Outstanding payments related to Supply Chain Financing ("SCF") programs are recorded within accounts payable in our condensed consolidated balance sheets. Amounts due that are confirmed as valid to the SCF programs financial institutions as of September 30, 2026 and December 31, 2025 were approximately $125,519 and $117,884, respectively.

15. Accumulated Other Comprehensive Earnings (Loss)

Amounts reclassified from accumulated other comprehensive earnings (loss) to earnings during the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Foreign currency translation:
Reclassification of foreign currency translation (gains) losses to earnings	$—	$—	$(37)	$1,858
Tax benefit	—	—	—	—
Net of tax	$—	$—	$(37)	$1,858
Pension plans:
Amortization of actuarial gain	$(506)	$(373)	$(1,519)	$(1,165)
Amortization of prior service credits	(61)	(218)	(188)	(623)
Settlement and curtailment costs(1)	—	—	—	(729)
Total before tax	(567)	(591)	(1,707)	(2,517)
Tax provision	121	129	363	554
Net of tax	$(446)	$(462)	$(1,344)	$(1,963)
Cash flow hedges:
Net (gain) loss reclassified into earnings	$(771)	$1,899	$(1,802)	$2,604
Tax provision (benefit)	175	(384)	401	(525)
Net of tax	$(596)	$1,515	$(1,401)	$2,079
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

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
Segment financial information and a reconciliation of segment results to consolidated results were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Engineered Products	$274,903	$279,705	$825,023	$810,295
Clean Energy & Fueling	606,003	541,368	1,755,771	1,578,613
Imaging & Identification	304,667	299,100	895,188	871,199
Pumps & Process Solutions	568,517	550,920	1,659,036	1,565,047
Climate & Sustainability Technologies	481,452	408,529	1,347,609	1,172,568
Total segment revenues	2,235,542	2,079,622	6,482,627	5,997,722
Intersegment eliminations	(1,703)	(1,781)	(5,144)	(4,230)
Total consolidated revenue	$2,233,839	$2,077,841	$6,477,483	$5,993,492
Adjusted cost of goods and services:(1)
Engineered Products	$178,238	$181,221	$545,439	$536,877
Clean Energy & Fueling	376,222	344,993	1,106,546	1,004,080
Imaging & Identification	131,298	140,037	402,661	399,466
Pumps & Process Solutions	278,625	276,311	812,447	791,665
Climate & Sustainability Technologies	348,374	281,050	962,440	811,287
Total adjusted segment cost of goods and services	$1,312,757	$1,223,612	$3,829,533	$3,543,375
Adjusted selling, general and administrative expenses:(2)
Engineered Products	$40,052	$41,001	$120,182	$118,310
Clean Energy & Fueling	96,900	77,710	288,757	262,453
Imaging & Identification	78,198	77,291	234,923	235,449
Pumps & Process Solutions	112,014	106,044	320,371	294,038
Climate & Sustainability Technologies	52,523	51,477	164,793	155,898
Total adjusted segment selling, general and administrative expenses	$379,687	$353,523	$1,129,026	$1,066,148
Earnings from continuing operations:
Segment earnings:
Engineered Products	$56,613	$57,483	$159,402	$155,108
Clean Energy & Fueling	132,881	118,665	360,468	312,080
Imaging & Identification	95,171	81,772	257,604	236,284
Pumps & Process Solutions	177,878	168,565	526,218	479,344
Climate & Sustainability Technologies	80,555	76,002	220,376	205,383
Total segment earnings	543,098	502,487	1,524,068	1,388,199
Purchase accounting expenses (3)	45,850	59,381	152,020	159,608
Restructuring and other costs (4)	21,767	15,913	83,197	48,520
Gain on dispositions (5)	—	—	—	(4,644)
Corporate expense / other (6)	42,445	31,515	139,217	125,349
Interest expense	28,870	27,239	87,450	81,638
Interest income	(16,520)	(17,804)	(45,102)	(55,993)
Earnings before provision for income taxes	420,686	386,243	1,107,286	1,033,721
Provision for income taxes	83,866	82,951	219,172	211,058
Earnings from continuing operations	$336,820	$303,292	$888,114	$822,663
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

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)
(4) Restructuring and other costs relate to actions taken for headcount reductions, facility consolidations and site closures, product line exits, and other asset charges. Restructuring and other costs consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Restructuring	$19,377	$10,603	$66,600	$32,442
Other costs, net	2,390	5,310	16,597	16,078
Restructuring and other costs	$21,767	$15,913	$83,197	$48,520
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Segment earnings margins:
Engineered Products	20.6%	20.6%	19.3%	19.1%
Clean Energy & Fueling	21.9%	21.9%	20.5%	19.8%
Imaging & Identification	31.2%	27.3%	28.8%	27.1%
Pumps & Process Solutions	31.3%	30.6%	31.7%	30.6%
Climate & Sustainability Technologies	16.7%	18.6%	16.4%	17.5%
Total segments	24.3%	24.2%	23.5%	23.2%

Depreciation and amortization:
Other depreciation and amortization:(7)
Engineered Products	$5,647	$5,736	$16,580	$15,677
Clean Energy & Fueling	8,714	8,582	26,377	26,121
Imaging & Identification	4,556	4,091	13,137	12,413
Pumps & Process Solutions	15,059	14,256	43,075	39,988
Climate & Sustainability Technologies	7,966	7,558	24,036	22,488
Total other depreciation and amortization	41,942	40,223	123,205	116,687
Corporate depreciation and amortization	1,900	1,794	5,705	5,484
Depreciation and amortization included in purchase accounting expenses and restructuring and other	54,128	56,444	163,293	158,091
Consolidated depreciation and amortization total	$97,970	$98,461	$292,203	$280,262
(7) Other depreciation and amortization relates to property, plant, and equipment and intangibles, and excludes amounts related to purchase accounting expenses and restructuring and other costs.

	Three Months Ended September 30,		Nine Months Ended September 30,
Capital expenditures:	2026	2025	2026	2025
Engineered Products	$7,359	$7,408	$17,909	$19,405
Clean Energy & Fueling	12,565	6,658	35,938	29,438
Imaging & Identification	7,973	11,607	27,872	31,049
Pumps & Process Solutions	12,062	15,529	37,594	40,965
Climate & Sustainability Technologies	13,348	12,849	38,777	37,486
Corporate	2,107	99	4,915	4,931
Total capital expenditures	$55,414	$54,150	$163,005	$163,274

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

Selected financial information by segment (continued):

Total assets:	September 30, 2026	December 31, 2025
Engineered Products	$1,118,842	$1,091,594
Clean Energy & Fueling	3,617,516	3,607,567
Imaging & Identification	1,844,299	1,827,454
Pumps & Process Solutions	3,465,420	3,479,147
Climate & Sustainability Technologies	1,638,728	1,426,174
Corporate (8)	1,994,483	1,990,487
Total assets	$13,679,288	$13,422,423
(8) Corporate assets are comprised primarily of cash and cash equivalents.

The following table presents revenue disaggregated by geography based on the location of the Company's customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue by geography:	2026	2025	2026	2025
United States	$1,272,482	$1,126,019	$3,632,589	$3,295,872
Europe	447,315	464,225	1,353,294	1,294,985
Asia	260,136	222,097	720,082	644,375
Other Americas	170,117	182,028	521,941	510,029
Other	83,789	83,472	249,577	248,231
Total	$2,233,839	$2,077,841	$6,477,483	$5,993,492

For the three and nine months ended September 30, 2026 and 2025, the U.S. was the largest geographical market for revenue for the Engineered Products, Clean Energy & Fueling, Pumps & Process Solutions, and Climate & Sustainability Technologies segments, and Europe was the largest market for the Imaging & Identification segment.

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

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

In the three months ended September 30, 2026, the Company repurchased 1,684,185 shares at a total cost of $331,590, or $196.88 per share. In the three months ended September 30, 2025, there were no share repurchases. In the nine months ended September 30, 2026 and 2025, exclusive of the ASR Agreement, the Company repurchased 1,934,185 shares at a total cost of $385,527, or $199.32 per share and 200,000 shares at a total cost of $40,700, or $203.50 per share, respectively.

As of September 30, 2026, 12,508,871 shares remain authorized for repurchase under the August 2023 share repurchase authorization.

18. Earnings per Share

The following table sets forth a reconciliation of the information used in computing basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Earnings from continuing operations	$336,820	$303,292	$888,114	$822,663
Loss from discontinued operations, net	(3,489)	(1,296)	(4,104)	(10,782)
Net earnings	$333,331	$301,996	$884,010	$811,881
Basic earnings per common share:
Earnings from continuing operations	$2.51	$2.21	$6.60	$5.99
Loss from discontinued operations, net	$(0.03)	$(0.01)	$(0.03)	$(0.08)
Net earnings	$2.48	$2.20	$6.57	$5.92
Weighted average shares outstanding	134,200,000	137,236,000	134,644,000	137,254,000
Diluted earnings per common share:
Earnings from continuing operations	$2.50	$2.20	$6.56	$5.96
Loss from discontinued operations, net	$(0.03)	$(0.01)	$(0.03)	$(0.08)
Net earnings	$2.47	$2.19	$6.53	$5.88
Weighted average shares outstanding	134,878,000	138,029,000	135,440,000	138,099,000

The following table is a reconciliation of the share amounts used in computing earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Weighted average shares outstanding - basic	134,200,000	137,236,000	134,644,000	137,254,000
Dilutive effect of assumed exercise of SARs and vesting of performance shares and RSUs	678,000	793,000	796,000	845,000
Weighted average shares outstanding - diluted	134,878,000	138,029,000	135,440,000	138,099,000

Diluted earnings per share amounts are computed using the weighted average number of common shares outstanding and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of SARs and vesting of performance shares and RSUs, as determined using the treasury stock method.

The number of anti-dilutive potential common shares excluded from the calculation above were approximately 36,000 and 17,000 for the three months ended September 30, 2026 and 2025, respectively and 47,000 and 40,000 for the nine months ended September 30, 2026 and 2025, respectively.

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

In May 2026, the FASB issued ASU No. 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818), which provides specific guidelines for the recognition, measurement, presentation, and disclosure requirements of environmental credits and environmental credit obligations. The amendments are effective for fiscal years beginning after December 15, 2027, and interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating this ASU to determine its impact on the Company's disclosures.

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

20. Subsequent Events

On October 9, 2026, the Company entered into a definitive agreement to sell an equity method investment. The transaction is subject to satisfaction of customary closing conditions, including receipt of regulatory approvals, and is expected to close in the fourth quarter of 2026. The Company expects to receive approximately $43,000 representing its proportionate share of the preliminary proceeds.

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

In the third quarter of 2026, revenue was $2.2 billion, which increased $156.0 million, or 7.5%, as compared to the third quarter of 2025. This increase was driven by organic revenue growth of 7.1%, acquisition-related revenue growth of 0.5%, and an unfavorable impact from foreign currency translation of 0.1%. Revenue growth was primarily led by robust demand in our secular-growth-exposed end markets as well as broad-based, constructive trading conditions across most of our businesses.

The 7.1% organic revenue growth for the third quarter of 2026 was driven by our Climate & Sustainability Technologies, Clean Energy & Fueling, Imaging & Identification and Pumps & Process Solutions segments which grew 17.9%, 12.1%, 2.2% and 1.2%, respectively. The growth was partially offset by the Engineered Products segment which declined 1.6%. For further information, see "Segment Results of Operations" within this Item 2.

From a geographic perspective, organic revenue for the U.S., our largest market, increased 12.6% in the third quarter of 2026 compared to the prior year comparable quarter, primarily driven by an increase in organic revenue in the Clean Energy & Fueling and Climate & Sustainability Technologies segments. Organic revenue increased for Asia by 15.1% and decreased for the Other Americas, Europe, and all other geographic markets by 7.0%, 3.0%, and 1.1%, respectively.

Bookings were $2.3 billion for the three months ended September 30, 2026, an increase of $310.4 million or 15.5% compared to the prior year comparable quarter. Bookings increased across all segments and most notably in the Climate & Sustainability Technologies and Clean Energy & Fueling segments.

Restructuring and other costs for the three months ended September 30, 2026 were $21.8 million, which included restructuring charges of $19.4 million and other costs of $2.4 million. Restructuring and other costs were primarily related to headcount reductions and exit costs in the Pumps & Process Solutions, Climate & Sustainability Technologies and Clean Energy & Fueling segments. For further discussion related to our restructuring and other costs, see "Restructuring and Other Costs (Benefits)," within this Item 2.

During the three months ended September 30, 2026, the Company repurchased 1,684,185 shares at a total cost of $331.6 million, or $196.88 per share. As of September 30, 2026, 12,508,871 shares remain authorized for repurchase under the August 2023 share repurchase authorization.

During the three months ended September 30, 2026, the Company completed two business acquisitions within the Pumps & Process Solutions segment which included the acquisition of Cloeren Incorporated ("Cloeren") for $39.2 million and one immaterial acquisition, both subject to post-closing adjustments. See Note 3 — Acquisitions in the condensed consolidated financial statements in Item 1 of this Form 10-Q for further details.

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands, except per share figures)	2026	2025	% / Point Change	2026	2025	% / Point Change
Revenue	$2,233,839	$2,077,841	7.5%	$6,477,483	$5,993,492	8.1%
Cost of goods and services	1,330,413	1,244,247	6.9%	3,895,316	3,596,136	8.3%
Gross profit	903,426	833,594	8.4%	2,582,167	2,397,356	7.7%
Gross profit margin	40.4%	40.1%	0.3	39.9%	40.0%	(0.1)
Selling, general and administrative expenses	484,238	456,441	6.1%	1,465,283	1,369,297	7.0%
Selling, general and administrative expenses as a percent of revenue	21.7%	22.0%	(0.3)	22.6%	22.8%	(0.2)
Operating earnings	419,188	377,153	11.1%	1,116,884	1,028,059	8.6%
Interest expense	28,870	27,239	6.0%	87,450	81,638	7.1%
Interest income	(16,520)	(17,804)	(7.2)%	(45,102)	(55,993)	(19.5)%
Gain on dispositions	—	—	nm*	—	(4,644)	nm*
Other income, net	(13,848)	(18,525)	nm*	(32,750)	(26,663)	nm*
Earnings before provision for income taxes	420,686	386,243	8.9%	1,107,286	1,033,721	7.1%
Provision for income taxes	83,866	82,951	1.1%	219,172	211,058	3.8%
Effective tax rate	19.9%	21.5%	(1.6)	19.8%	20.4%	(0.6)
Earnings from continuing operations	336,820	303,292	11.1%	888,114	822,663	8.0%
Loss from discontinued operations, net	(3,489)	(1,296)	nm*	(4,104)	(10,782)	nm*
Net earnings	$333,331	$301,996	10.4%	$884,010	$811,881	8.9%
Earnings per common share from continuing operations - diluted	$2.50	$2.20	13.6%	$6.56	$5.96	10.1%
* nm - not meaningful

Revenue

Revenue for the three months ended September 30, 2026 increased $156.0 million, or 7.5%, from the prior year comparable quarter. The increase in revenue was driven by organic revenue growth of 7.1%, primarily in our Climate & Sustainability Technologies and Clean Energy & Fueling segments, acquisition-related growth of 0.5% in our Pumps & Process Solutions segment, and an unfavorable impact from foreign currency translation of 0.1%. Customer pricing favorably impacted revenue by approximately 2.2% in the third quarter of 2026 and by 2.1% in the prior year comparable quarter.

Revenue for the nine months ended September 30, 2026 increased $484.0 million, or 8.1%, from the prior year comparable period. The increase in revenue was driven by organic revenue growth of 5.7%, primarily in our Climate & Sustainability Technologies and Clean Energy & Fueling segments, acquisition-related growth of 1.2% primarily in our Pumps & Process Solutions segment, and a favorable impact from foreign currency translation of 1.2%. Customer pricing favorably impacted revenue by approximately 2.1% for the nine months ended September 30, 2026 and by 1.8% in the prior year comparable period.

Gross Profit

Gross profit for the three months ended September 30, 2026 increased $69.8 million, or 8.4%, and gross profit margin increased 30 basis points to 40.4%, versus the prior year comparable quarter. The gross profit margin increase was primarily driven by operating leverage from volume growth and benefits from productivity and restructuring actions.

Gross profit for the nine months ended September 30, 2026 increased $184.8 million, or 7.7%, and gross profit margin decreased by 10 basis points to 39.9%, from the prior year comparable period. The gross profit margin decrease was due to unfavorable portfolio mix, partially offset by volume leverage, productivity initiatives, and benefits from restructuring actions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2026 increased $27.8 million, or 6.1%, from the prior year comparable quarter, primarily due to increases in employee compensation and benefits, professional service costs, and insurance costs. As a percentage of revenue, selling, general and administrative expenses decreased 30 basis points as compared to the prior year comparable quarter to 21.7%.

Selling, general and administrative expenses for the nine months ended September 30, 2026 increased $96.0 million, or 7.0%, from the prior year comparable period, primarily due to increased employee compensation and benefits. Selling, general and administrative expenses as a percentage of revenue decreased 20 basis points as compared to the prior year comparable period to 22.6%.

Research and development costs, including qualifying engineering costs, are expensed when incurred and amounted to $40.5 million and $43.5 million for the three months ended September 30, 2026 and 2025, respectively, and $120.5 million and $121.8 million for the nine months ended September 30, 2026 and 2025, respectively. The costs as a percentage of revenue were 1.8% and 1.9% for the three and nine months ended September 30, 2026 and 2.1% and 2.0% for the three and nine months ended September 30, 2025, respectively.

Non-Operating Items

Interest Expense, net

For the three and nine months ended September 30, 2026, interest expense, net of interest income, increased $2.9 million, or 30.9%, to $12.4 million and $16.7 million, or 65.1%, to $42.3 million, respectively, compared to the prior year comparable period. The increases were primarily due to lower interest income from redemption of highly liquid short-term investments and higher interest expense incurred from the issuance of the €550.0 million 3.50% euro-denominated notes in the fourth quarter of 2025.

Income Taxes

The effective tax rates for the three months ended September 30, 2026 and 2025 were 19.9% and 21.5%, respectively. The decrease in the effective tax rate for the three months ended September 30, 2026 relative to the prior year comparable quarter was primarily driven by an internal reorganization in 2026.

The effective tax rates for the nine months ended September 30, 2026 and 2025 were 19.8% and 20.4%, respectively. The decrease in the effective tax rate for the nine months ended September 30, 2026 relative to the prior year comparable period was primarily driven by internal reorganizations in 2026.

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

Earnings from Continuing Operations

Earnings from continuing operations for the three months ended September 30, 2026 increased 11.1% to $336.8 million, or $2.50 diluted earnings per share from continuing operations, compared to $303.3 million, or $2.20 diluted earnings per share from continuing operations in the prior year comparable quarter. The increase in earnings from continuing operations was driven by higher operating earnings primarily as a result of volume leverage on strong revenue growth, productivity initiatives, and benefits from restructuring actions.

Earnings from continuing operations for the nine months ended September 30, 2026 increased 8.0% to $888.1 million, or $6.56 diluted earnings per share from continuing operations, from $822.7 million, or $5.96 diluted earnings per share from continuing operations, in the prior year comparable period. The increase in earnings from continuing operations is driven by strong revenue growth in the current period partially offset by increases in employee compensation and benefits expense.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2026	2025	% Change	2026	2025	% Change
Revenue	$274,903	$279,705	(1.7)%	$825,023	$810,295	1.8%

Segment earnings	$56,613	$57,483	(1.5)%	$159,402	$155,108	2.8%

Segment earnings margin	20.6%	20.6%		19.3%	19.1%

Operational metrics:
Bookings	$274,394	$273,278	0.4%	$845,551	$814,387	3.8%

Components of revenue (decline) growth:
Organic (decline) growth			(1.6)%			0.8%
Foreign currency translation			(0.1)%			1.0%
Total revenue (decline) growth			(1.7)%			1.8%

Third Quarter 2026 Compared to the Third Quarter 2025

Engineered Products revenue for the third quarter of 2026 decreased $4.8 million, or 1.7%, as compared to the third quarter of 2025, due to organic decline of 1.6% and an unfavorable impact from foreign currency translation of 0.1%. Customer pricing favorably impacted revenue by 2.4% in the third quarter of 2026 and by 2.7% in the prior year comparable quarter.

The organic revenue decline was primarily due to lower vehicle services volume in Europe, partially offset by pricing actions and solid demand trends in aerospace and defense components, fluid dispensing and precision soldering, and industrial winches. We expect organic volumes to stabilize in the fourth quarter, with continued demand headwinds in vehicle services offset by continued strong demand trends across other end markets.

Engineered Products segment earnings decreased $0.9 million, or 1.5%, compared to the third quarter of 2025. The decrease was primarily due to lower vehicle services volume and inflationary impacts, partially offset by cost management actions and constructive demand trends across other end markets. Segment earnings margin remained flat at 20.6% compared to the prior year comparable quarter.

Overall bookings increased 0.4% as compared to the prior year comparable quarter. The bookings increase was driven by strength in our aerospace and defense business, industrial winches, precision soldering, and fluid dispensing. Segment book-to-bill was 1.00.

Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025

Engineered Products revenue for the nine months ended September 30, 2026 increased $14.7 million, or 1.8%, compared to the prior year comparable period. This was comprised of a favorable impact from foreign currency translation of 1.0% and an organic revenue growth of 0.8%. The organic revenue growth was primarily driven by pricing actions and solid demand trends in aerospace and defense components, fluid dispensing, and industrial winches, partially offset by lower vehicle service demand in Europe. Customer pricing favorably impacted revenue by 2.5% in the current period and by 2.3% in the prior year comparable period.

Segment earnings for the nine months ended September 30, 2026 increased $4.3 million, or 2.8%, as compared to the 2025 comparable period. The increase was primarily driven by pricing actions, productivity initiatives, and carry-over benefits from restructuring actions taken in 2025, partially offset by inflationary impacts and lower volumes in vehicle service. Segment earnings margin increased to 19.3% from 19.1% as compared to the prior year comparable period.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2026	2025	% Change	2026	2025	% Change
Revenue	$606,003	$541,368	11.9%	$1,755,771	$1,578,613	11.2%

Segment earnings	$132,881	$118,665	12.0%	$360,468	$312,080	15.5%

Segment earnings margin	21.9%	21.9%		20.5%	19.8%

Operational metrics:
Bookings	$592,608	$509,553	16.3%	$1,810,429	$1,580,231	14.6%

Components of revenue growth:
Organic growth			12.1%			10.6%
Foreign currency translation			(0.2)%			0.6%
Total revenue growth			11.9%			11.2%

Third Quarter 2026 Compared to the Third Quarter 2025

Clean Energy & Fueling revenue for the third quarter of 2026 increased $64.6 million, or 11.9%, as compared to the third quarter of 2025, driven by organic revenue growth of 12.1%, offset by an unfavorable foreign currency translation impact of 0.2%. Customer pricing favorably impacted revenue by 3.6% in the third quarter of 2026 and by 2.3% in the prior year comparable quarter.

The organic revenue growth was primarily driven by favorable demand trends and pricing actions in our above and below-ground retail fueling and clean energy components businesses. We expect demand trends to remain constructive for the segment in the fourth quarter.

Clean Energy & Fueling segment earnings increased $14.2 million, or 12.0%, over the prior year comparable quarter. The increase was primarily driven by volume growth and productivity actions. Segment earnings margin remained flat at 21.9% compared to prior year comparable quarter.

Overall bookings increased 16.3% as compared to the prior year comparable quarter. The bookings increase was primarily driven by demand in clean energy components and above and below-ground retail fueling. Segment book-to-bill was 0.98.

Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025

Clean Energy & Fueling segment revenue increased $177.2 million, or 11.2%, as compared to the nine months ended September 30, 2025, attributable to organic revenue growth of 10.6%, and a favorable foreign currency translation impact of 0.6%. Organic revenue growth was driven by pricing actions and strong demand in our above and below-ground retail fueling and clean energy components businesses. Customer pricing favorably impacted revenue by 2.9% in the current period and by 1.8% in the prior year comparable period.

Clean Energy & Fueling segment earnings increased $48.4 million or 15.5%, for the nine months ended September 30, 2026. The increase was primarily driven by volume growth and productivity actions. Segment earnings margin increased to 20.5% from 19.8% in the prior year comparable period.

Imaging & Identification

Our Imaging & Identification segment supplies precision marking and coding, product traceability, brand protection and digital textile printing equipment, as well as related consumables, software and services to the global packaged and consumer goods, pharmaceutical, industrial manufacturing, textile and other end-markets.

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2026	2025	% Change	2026	2025	% Change
Revenue	$304,667	$299,100	1.9%	$895,188	$871,199	2.8%

Segment earnings	$95,171	$81,772	16.4%	$257,604	$236,284	9.0%

Segment earnings margin	31.2%	27.3%		28.8%	27.1%

Operational metrics:
Bookings	$292,907	$292,229	0.2%	$908,324	$872,490	4.1%

Components of revenue growth:
Organic growth			2.2%			0.7%
Foreign currency translation			(0.3)%			2.1%
Total revenue growth			1.9%			2.8%

Third Quarter 2026 Compared to the Third Quarter 2025

Imaging & Identification revenue for the third quarter of 2026 increased $5.6 million, or 1.9%, as compared to the third quarter of 2025, driven by organic revenue growth of 2.2%, offset by an unfavorable impact from foreign currency translation of 0.3%. Customer pricing favorably impacted revenue by 0.3% in the third quarter of 2026 and by 3.6% in the prior year comparable quarter.

The organic revenue growth was primarily driven by robust demand in serialization software and solid growth in core marking and coding equipment and consumables. We expect constructive demand trends to continue in the final quarter of the year.

Imaging & Identification segment earnings increased $13.4 million, or 16.4%, over the prior year comparable quarter. The increase was primarily driven by volume leverage from revenue growth in serialization software and marking & coding, productivity initiatives, and benefits from restructuring actions. Segment earnings margin increased to 31.2% from 27.3% in the prior year comparable quarter.

Overall bookings increased 0.2% as compared to the prior year comparable quarter. The bookings increase was primarily driven by order strength in our core marking and coding business. Segment book-to-bill was 0.96.

Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025

Imaging & Identification segment revenue increased $24.0 million, or 2.8%, as compared to the nine months ended September 30, 2025, attributable to a favorable impact from foreign currency translation of 2.1% and an organic revenue growth of 0.7%. The organic revenue growth was primarily driven by customer pricing, which favorably impacted revenue by 0.7% in the current period and by 3.3% in the prior year comparable period.

Imaging & Identification segment earnings increased $21.3 million, or 9.0%, for the nine months ended September 30, 2026 over the prior year comparable period. The increase was primarily driven by volume leverage, productivity and cost management actions, and favorable mix. Segment earnings margin increased to 28.8% from 27.1% in the prior year comparable period.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2026	2025	% Change	2026	2025	% Change
Revenue	$568,517	$550,920	3.2%	$1,659,036	$1,565,047	6.0%

Segment earnings	$177,878	$168,565	5.5%	$526,218	$479,344	9.8%

Segment earnings margin	31.3%	30.6%		31.7%	30.6%

Operational metrics:
Bookings	$557,177	$510,960	9.0%	$1,744,775	$1,540,405	13.3%

Components of revenue growth:
Organic growth			1.2%			0.3%
Acquisitions			1.7%			4.4%
Foreign currency translation			0.3%			1.3%
Total revenue growth			3.2%			6.0%

Third Quarter 2026 Compared to the Third Quarter 2025

Pumps & Process Solutions revenue for the third quarter of 2026 increased $17.6 million, or 3.2%, as compared to the third quarter of 2025, driven by acquisition-related growth of 1.7%, organic revenue growth of 1.2%, and a favorable impact from foreign currency translation of 0.3%. Acquisition-related growth was driven by the acquisition of Cloeren in the third quarter of 2026. Customer pricing favorably impacted revenue by 1.2% in the third quarter of 2026 and by 2.2% in the prior year comparable quarter.

The organic revenue growth was primarily driven by robust demand for products used in electrification and power generation infrastructure, single-use biopharma components, and industrial pumps, partially offset by declines in our polymer processing solutions business as customers continue to focus on optimizing the significant capacity investments made over the last several years. We expect the organic growth to trend positively in the final quarter of the year.

Pumps & Process Solutions segment earnings increased $9.3 million, or 5.5%, over the prior year comparable quarter. The increase was driven by favorable mix, and productivity actions. Segment earnings margin increased to 31.3% from 30.6% in the prior year comparable quarter.

Overall bookings increased 9.0% as compared to the prior year comparable quarter. The bookings increase was primarily driven by positive demand trends in industrial pumps and precision components. Segment book-to-bill was 0.98.

Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025

Pumps & Process Solutions segment revenue increased $94.0 million, or 6.0%, as compared to the nine months ended September 30, 2025, attributable to acquisition-related growth of 4.4% for the acquisitions of Sikora AG and ipp Pump Products GmbH in the second quarter of 2025 and Cloeren in the third quarter of 2026, a favorable impact from foreign currency translation of 1.3%, and an organic revenue growth of 0.3%. The organic revenue growth was primarily driven by robust demand for products used in electrification and power generation infrastructure, single-use biopharma components, and industrial pumps, partially offset by declines in our polymer processing solutions business. Customer pricing favorably impacted revenue by 1.4% in the current period and by 1.7% in the prior year comparable period.

Pumps & Process Solutions segment earnings increased $46.9 million, or 9.8%, for the nine months ended September 30, 2026 over the prior year comparable period. The increase was driven by favorable price versus cost dynamics, productivity initiatives, and restructuring benefits, partially offset by lower volumes in our polymer processing solutions business. Segment earnings margin increased to 31.7% from 30.6% from the prior year comparable period.

Climate & Sustainability Technologies

Our Climate & Sustainability Technologies segment is a provider of innovative and energy-efficient equipment, components, solutions, services and parts for the commercial refrigeration, heating and cooling and beverage can-making equipment end-markets.

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2026	2025	% Change	2026	2025	% Change
Revenue	$481,452	$408,529	17.9%	$1,347,609	$1,172,568	14.9%

Segment earnings	$80,555	$76,002	6.0%	$220,376	$205,383	7.3%

Segment earnings margin	16.7%	18.6%		16.4%	17.5%

Operational metrics:
Bookings	$594,051	$415,099	43.1%	$1,801,283	$1,194,968	50.7%

Components of revenue growth:
Organic growth			17.9%			13.7%
Foreign currency translation			—%			1.2%
Total revenue growth			17.9%			14.9%

Third Quarter 2026 Compared to the Third Quarter 2025

Climate & Sustainability Technologies revenue increased $72.9 million, or 17.9%, as compared to the third quarter of 2025, driven by organic revenue growth of 17.9% and negligible impact from foreign currency translation. Customer pricing favorably impacted revenue by 3.0% in the third quarter of 2026 and by 0.5% in the prior year comparable quarter.

The organic revenue growth was primarily driven by continued strong demand in CO2 refrigerant systems and growth in refrigerated door case volumes, as well as accelerating demand for heat exchangers used in data center cooling and other applications. We expect organic growth trends to remain strong in the final quarter of the year.

Climate & Sustainability Technologies segment earnings increased $4.6 million, or 6.0%, over the prior year comparable quarter. The increase in segment earnings was primarily driven by higher customer volumes, partially offset by costs relating to the timing of footprint consolidation projects and production ramp costs in retail refrigeration. Segment earnings margin decreased to 16.7% from 18.6% in the prior year comparable quarter.

Bookings in the third quarter of 2026 increased 43.1% from the prior year comparable quarter. The bookings increase was primarily driven by demand strength in retail refrigeration and heat exchangers, including longer lead-time orders. Segment book-to-bill was 1.23.

Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025

Climate & Sustainability Technologies segment revenue increased $175.0 million, or 14.9%, compared to the nine months ended September 30, 2025, reflecting organic revenue growth of 13.7%, and a favorable foreign currency translation impact of 1.2%. The organic revenue growth for the nine months ended September 30, 2026 was driven by favorable demand trends in retail refrigeration and heat exchanger applications. Customer pricing favorably impacted revenue by 2.6% in the current period and by 0.3% in the prior year comparable period.

Climate & Sustainability Technologies segment earnings increased $15.0 million, or 7.3%, for the nine months ended September 30, 2026, as compared to the prior year comparable period. The earnings increase was primarily driven by the favorable impact from higher volumes, partially offset by costs relating to the timing of footprint consolidation projects and production ramp costs in retail refrigeration. Segment earnings margin decreased to 16.4% from 17.5% in the prior year comparable period.

Reconciliation of Segment Earnings to Earnings from Continuing Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Earnings from Continuing Operations:
Segment earnings:
Engineered Products	$56,613	$57,483	$159,402	$155,108
Clean Energy & Fueling	132,881	118,665	360,468	312,080
Imaging & Identification	95,171	81,772	257,604	236,284
Pumps & Process Solutions	177,878	168,565	526,218	479,344
Climate & Sustainability Technologies	80,555	76,002	220,376	205,383
Total segment earnings	543,098	502,487	1,524,068	1,388,199
Purchase accounting expenses (1)	45,850	59,381	152,020	159,608
Restructuring and other costs (2)	21,767	15,913	83,197	48,520
Gain on dispositions (3)	—	—	—	(4,644)
Corporate expense / other (4)	42,445	31,515	139,217	125,349
Interest expense	28,870	27,239	87,450	81,638
Interest income	(16,520)	(17,804)	(45,102)	(55,993)
Earnings before provision for income taxes	420,686	386,243	1,107,286	1,033,721
Provision for income taxes	83,866	82,951	219,172	211,058
Earnings from continuing operations	$336,820	$303,292	$888,114	$822,663
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

Restructuring and Other Costs (Benefits)

Restructuring and other costs are not presented in our segment earnings because these costs are excluded from the segment operating performance measure reviewed by management. During the three and nine months ended September 30, 2026, we incurred restructuring charges of $19.4 million and $66.6 million and other costs, net of $2.4 million and $16.6 million, respectively. Restructuring charges for the three and nine months ended September 30, 2026 were primarily related to headcount reductions and exit costs in the Pumps & Process Solutions, Climate & Sustainability Technologies, Clean Energy & Fueling, and Engineered Products segments. These restructuring programs were initiated in 2025 and 2026 and the Company will continue to make proactive adjustments to its cost structure to align with current demand trends. Other costs, net for the nine months ended September 30, 2026 of $16.6 million are primarily due to a footprint reduction in our Climate & Sustainability Technologies segment. These restructuring and other charges were recorded in cost of goods and services and selling, general and administrative expenses in the condensed consolidated statements of earnings. Additional programs beyond the scope of the announced programs may be implemented during 2026 with related restructuring and other cost charges.

We recorded the following restructuring and other costs for the three and nine months ended September 30, 2026:

	Three Months Ended September 30, 2026
(in thousands)	Engineered Products	Clean Energy & Fueling	Imaging & Identification	Pumps & Process Solutions	Climate & Sustainability Technologies	Corporate	Total
Restructuring	$1,115	$5,652	$216	$6,476	$5,560	$358	$19,377
Other costs, net	140	219	687	423	472	449	2,390
Restructuring and other costs	$1,255	$5,871	$903	$6,899	$6,032	$807	$21,767

	Nine Months Ended September 30, 2026
(in thousands)	Engineered Products	Clean Energy & Fueling	Imaging & Identification	Pumps & Process Solutions	Climate & Sustainability Technologies	Corporate	Total
Restructuring	$7,926	$14,647	$3,041	$20,201	$19,912	$873	$66,600
Other costs, net	272	2,605	2,269	1,294	8,342	1,815	16,597
Restructuring and other costs	$8,198	$17,252	$5,310	$21,495	$28,254	$2,688	$83,197

Restructuring and other costs for the three and nine months ended September 30, 2025 include restructuring charges of $10.6 million and $32.4 million and other costs, net of $5.3 million and $16.1 million. Restructuring charges for the three and nine months ended September 30, 2025 were primarily related to exit costs and headcount reductions in the Climate & Sustainability Technologies, Clean Energy & Fueling, and Pumps & Process Solutions segments. These restructuring programs were initiated in 2024 and 2025 and were undertaken in light of current market conditions. Other costs, net of $5.3 million for the three months ended September 30, 2025 include $1.8 million in costs associated with a footprint reduction in our Climate & Sustainability Technologies segment. Other costs, net of $16.1 million for the nine months ended September 30, 2025 includes $4.0 million in costs associated with a product line exit and $3.3 million in costs associated with a footprint reduction, both in our Climate & Sustainability Technologies segment. These restructuring and other charges were recorded in cost of goods and services and selling, general and administrative expenses in the condensed consolidated statement of earnings.

We recorded the following restructuring and other costs for the three and nine months ended September 30, 2025:

	Three Months Ended September 30, 2025
(in thousands)	Engineered Products	Clean Energy & Fueling	Imaging & Identification	Pumps & Process Solutions	Climate & Sustainability Technologies	Corporate	Total
Restructuring	$1,062	$2,842	$355	$1,711	$4,500	$133	$10,603
Other costs (benefits), net	91	1,038	530	184	2,895	572	5,310
Restructuring and other costs	$1,153	$3,880	$885	$1,895	$7,395	$705	$15,913

	Nine Months Ended September 30, 2025
(in thousands)	Engineered Products	Clean Energy & Fueling	Imaging & Identification	Pumps & Process Solutions	Climate & Sustainability Technologies	Corporate	Total
Restructuring	$4,093	$7,286	$843	$6,302	$13,310	$608	$32,442
Other costs (benefits), net	147	1,895	1,541	(79)	9,893	2,681	16,078
Restructuring and other costs	$4,240	$9,181	$2,384	$6,223	$23,203	$3,289	$48,520

Purchase Accounting Expenses

Purchase accounting expenses primarily relate to amortization of acquired intangible assets. These expenses are not presented in our segment earnings because they are excluded from the segment operating performance measure reviewed by management. These expenses reconcile to segment earnings as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Purchase Accounting Expenses
Engineered Products	$2,815	$2,841	$8,498	$8,283
Clean Energy & Fueling	24,521	25,281	74,205	75,985
Imaging & Identification	4,949	5,951	15,040	17,405
Pumps & Process Solutions	9,143	20,887	41,006	44,690
Climate & Sustainability Technologies	4,422	4,421	13,271	13,245
Total	$45,850	$59,381	$152,020	$159,608

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

Cash Flow Summary

The following table is derived from our condensed consolidated statements of cash flows:

	Nine Months Ended September 30,
Cash Flows from Operations (in thousands)	2026	2025
Net cash flows provided by (used in):
Operating activities	$865,931	$794,059
Investing activities	(202,608)	(814,627)
Financing activities	(641,362)	(280,347)

Operating Activities

Cash flow from operating activities for the nine months ended September 30, 2026 increased by $71.9 million compared to September 30, 2025, primarily driven by higher operating earnings during the period.

Adjusted Working Capital: We believe adjusted working capital (a non-GAAP measure calculated as receivables, plus inventory, less accounts payable) provides a meaningful measure of liquidity by showing changes caused by operational results.

The following table provides a calculation of adjusted working capital:

Adjusted Working Capital (in thousands)	September 30, 2026	December 31, 2025
Receivables, net	$1,571,743	$1,371,352
Inventories, net	1,469,050	1,272,784
Less: Accounts payable	943,344	875,678
Adjusted working capital	$2,097,449	$1,768,458

Adjusted working capital has increased by $329.0 million, or 18.6%, for the nine months ended September 30, 2026, driven by an increase of $200.4 million in net receivables and an increase of $196.3 million in net inventory, partially offset by an increase in accounts payable of $67.7 million. These amounts include the effects of acquisitions and foreign currency translation. Accounts receivable increased compared to the prior year as a result of higher revenue generation during the period. Inventories increased to support higher volume deliveries expected over the next several quarters, as supported by the order book. These factors also led to an increase in accounts payable.

Investing Activities

Cash flow from investing activities is primarily derived from cash outflows for capital expenditures and acquisitions. The majority of the activity in investing activities was comprised of the following:

•Acquisitions: During the nine months ended September 30, 2026, we deployed approximately $42.8 million, net to acquire two businesses within the Pumps & Process Solutions segment and one business within the Engineered Products segment. In comparison, during the nine months ended September 30, 2025, we deployed approximately $663.2 million, net to acquire three businesses within the Pumps & Process Solutions segment and one business within the Clean Energy & Fueling segment. See Note 3 — Acquisitions in the condensed consolidated financial statements in Item 1 of this Form 10-Q for further details.

•Capital spending: Capital expenditures decreased $0.3 million during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, in line with our planned capital expenditures for the year.

We anticipate that capital expenditures and any additional acquisitions we make through the remainder of 2026 will be funded from available cash and internally generated funds and, if necessary, through the issuance of commercial paper, or by accessing the public debt or equity markets. We estimate capital expenditures in 2026 to range from $200.0 million to $220.0 million.

Financing Activities

Cash flow from financing activities generally relates to the use of cash for payment of dividends, purchases of our common stock, and cash payments related to the settlement of tax obligations for exercises of share-based awards. The majority of financing activity was attributed to the following:

•Repurchase of common stock: During the nine months ended September 30, 2026, the Company repurchased a total of 1,934,185 shares for $385.5 million. During the nine months ended September 30, 2025, the Company repurchased a total of 200,000 shares for $40.7 million. See Note 17 — Stockholders' Equity in the condensed consolidated financial statements in Item 1 of this Form 10-Q for further details.

•Dividend payments: Total dividend payments to common shareholders were $210.8 million during the nine months ended September 30, 2026, as compared to $213.2 million during the same period in 2025. Our dividends paid per common share increased 1.0% to $1.565 during the nine months ended September 30, 2026 compared to $1.55 during the same period in 2025.

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

The following table reconciles our free cash flow to cash flow provided by operating activities:

	Nine Months Ended September 30,
Free Cash Flow (dollars in thousands)	2026	2025
Cash flow provided by operating activities	$865,931	$794,059
Less: Capital expenditures	(163,005)	(163,274)
Free cash flow	$702,926	$630,785
Cash flow from operating activities as a percentage of revenue	13.4%	13.2%
Cash flow from operating activities as a percentage of earnings from continuing operations	97.5%	96.5%
Free cash flow as a percentage of revenue	10.9%	10.5%
Free cash flow as a percentage of earnings from continuing operations	79.1%	76.7%

For the nine months ended September 30, 2026, we generated free cash flow of $702.9 million, representing 10.9% of revenue and 79.1% of earnings from continuing operations. Free cash flow for the nine months ended September 30, 2026 increased $72.1 million, compared to September 30, 2025, primarily driven by higher operating earnings.

Capitalization

We use commercial paper borrowings for general corporate purposes, including the funding of acquisitions and the repurchase of our common stock. As of September 30, 2026, we maintained a $1.5 billion five-year unsecured revolving credit facility (the "Credit Agreement") with a syndicate of banks which expires April 2, 2031. The Credit Agreement is designated as a liquidity back-stop for the Company's commercial paper program and also is available for general corporate purposes. There were no outstanding borrowings under the Credit Agreement as of September 30, 2026.

At the Company's election, loans under the Credit Agreement will bear interest at a base rate plus an applicable margin. The Credit Agreement requires the Company to pay facility fees and impose various restrictions on the Company such as, among other things, a requirement to maintain an interest coverage ratio of consolidated EBITDA to consolidated net interest expense of not less than 3.0 to 1. The Company was in compliance with all covenants in the Credit Agreement and other long-term debt covenants at September 30, 2026 and had an interest coverage ratio of consolidated EBITDA to consolidated net interest expense of 35.7 to 1. We are not aware of any potential impairment to our liquidity and expect to remain in compliance with all of our debt covenants.

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

At September 30, 2026, our cash and cash equivalents totaled $1.7 billion, of which approximately $550.7 million was held outside the United States. At December 31, 2025, our cash and cash equivalents totaled $1.7 billion, of which approximately $447.8 million was held outside the United States. Cash and cash equivalents are held primarily in bank deposits with highly rated banks. We regularly hold cash in excess of near-term requirements in bank deposits or invest the funds in government money market instruments or short-term investments, which consist of investment grade time deposits with original maturity dates at the time of purchase of no greater than three months.

On August 18, 2026, the Company entered into a definitive agreement to acquire the business of Leistung Engineering Pvt. Ltd. for approximately $40.0 million, subject to satisfaction of customary closing conditions, including receipt of regulatory approvals. See Note 3 — Acquisitions in the condensed consolidated financial statements in Item 1 of this Form 10-Q for further details.

On October 9, 2026, the Company entered into a definitive agreement to sell an equity method investment and expects to receive approximately $43.0 million, representing its proportionate share of the preliminary proceeds, subject to satisfaction of customary closing conditions, including receipt of regulatory approvals. See Note 20 — Subsequent Events in the condensed consolidated financial statements in Item 1 of this Form 10-Q for further details.

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

Net Debt to Net Capitalization Ratio (dollars in thousands)	September 30, 2026	December 31, 2025
Current portion of long-term debt	$683,403	$706,677
Long-term debt	2,581,187	2,621,295
Total debt	3,264,590	3,327,972
Less: Cash and cash equivalents	(1,693,175)	(1,676,808)
Net debt	1,571,415	1,651,164
Add: Stockholders' equity	7,636,014	7,405,206
Net capitalization	$9,207,429	$9,056,370
Net debt to net capitalization	17.1%	18.2%

Our net debt to net capitalization ratio decreased to 17.1% at September 30, 2026 compared to 18.2% at December 31, 2025. Net debt decreased $79.7 million during the period primarily driven by the decrease in value of the euro-denominated debt resulting from foreign currency translation adjustments and an increase in cash and cash equivalents. Stockholders' equity increased for the period primarily driven by current earnings of $884.0 million, partially offset by share repurchases and dividends paid for the period.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the nine months ended September 30, 2026. For a discussion of our exposure to market risk, refer to Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Item 4. Controls and Procedures

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2026.

During the third quarter of 2026, there were no changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

c.The below table presents shares of Dover Stock that we acquired during the quarter

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs (1)
July 1 to July 31	138,478	$202.06	138,478	14,054,578
August 1 to August 31	703,765	204.79	703,765	13,350,813
September 1 to September 30	841,942	189.43	841,942	12,508,871
For the Quarter	1,684,185	$196.88	1,684,185	12,508,871

(1) In August 2023, the Company's Board of Directors approved a new standing share repurchase authorization whereby the Company may repurchase up to 20 million shares beginning on January 1, 2024 through December 31, 2026. The Company repurchased 1,684,185 shares under the August 2023 authorization during the three months ended September 30, 2026. As of September 30, 2026, the number of shares still available for repurchase under the current share repurchase authorization was 12,508,871.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

a.- b. None.

c. During the nine months ended September 30, 2026, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements as defined in Item 408 of Regulation S-K.

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

101
The following materials from Dover Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page formatted in Inline XBRL and contained in Exhibit 101.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

DOVER CORPORATION

Date:	October 22, 2026	/s/ Christopher B. Woenker
Christopher B. Woenker
Senior Vice President & Chief Financial Officer
(Principal Financial Officer)

Date:	October 22, 2026	/s/ Ryan W. Paulson
Ryan W. Paulson
Vice President, Controller
(Principal Accounting Officer)